Form 10-Q
period 1996-03-31
AMERICAN ASSET ADVISERS TRUST INC
filed 1996-05-15
CIK 913957

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q



    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to


Commission File Number:         33-70654


               AMERICAN ASSET ADVISERS TRUST, INC.


MARYLAND CORPORATION                     IRS IDENTIFICATION NO.
                                         76-0410050

8 GREENWAY PLAZA, SUITE 824              HOUSTON, TX  77046



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   X     Yes             No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE,
FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    AMERICAN ASSET ADVISERS TRUST, INC.
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                              March 31,      December 31,
                                                 1996            1995
                                             (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                     $  2,960,403     $  1,564,961

ACCOUNTS RECEIVABLE                              107,483                0

PROPERTY:
       Escrow deposits                           100,000                0
       Land                                    2,152,103        2,152,103
       Buildings                               4,436,074        4,436,074
                                               6,688,177        6,588,177
       Accumulated depreciation                 (109,958)         (81,512)

TOTAL PROPERTY                                 6,578,219        6,506,665

NET INVESTMENT IN DIRECT FINANCING LEASE         582,024          582,753

OTHER ASSETS:
       Acquisition costs                         151,767           77,761
       Accrued rental income                      35,147           23,845
       Organization costs, net of
        accumulated amortization of
        $114,577 and $99,130,
        respectively                             290,530          214,638

TOTAL OTHER ASSETS                               477,444          316,244

TOTAL ASSETS                                  10,705,573        8,970,623


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable                                  51,386           67,481
Compensation payable                             150,000          150,000
Security deposit                                  15,050           15,050

TOTAL LIABILITIES                                216,436          232,531

MINORITY INTEREST                              1,591,232        1,596,169

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000,000
       shares authorized, 1,028,253 and
       827,876 shares issued and
       outstanding, respectively                  10,283            8,279
Additional paid-in capital                     9,237,634        7,438,368
Accumulated distributions
 in excess of earnings                          (350,012)        (304,724)

TOTAL SHAREHOLDERS' EQUITY                     8,897,905        7,141,923

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 10,705,573     $  8,970,623

See Notes to Consolidated Financial Statements.





                    AMERICAN ASSET ADVISERS TRUST, INC.
                          STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)


                                                    1996           1995


REVENUES

  Rental income from operating leases           $  181,331     $   77,888
  Earned income from direct financing leases        13,938         14,022
  Interest income                                   32,303         29,572

  TOTAL REVENUES                                   227,572        121,482


EXPENSES

  Administrative                                     8,544              0
  Amortization                                      15,447         15,129
  Depreciation                                      28,446         12,334
  Directors' fees                                    4,500          6,000
  Filing fees                                          250            250
  Legal & professional fees                         10,912          8,954
  Printing                                           2,322          1,176
  Travel                                               885            467
  Other                                              1,489          1,168

  TOTAL EXPENSES                                    72,795         45,478

INCOME BEFORE MINORITY INTEREST IN
  NET INCOME OF CONSOLIDATED JOINT VENTURE         154,777         76,004

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED JOINT VENTURE                       (37,341)       (15,953)

NET INCOME                                      $  117,436     $   60,051


NET INCOME PER SHARE                            $     0.12     $     0.11


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                    976,309        558,271




See Notes to Consolidated Financial Statements.



                    AMERICAN ASSET ADVISERS TRUST, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                (Unaudited)


                                                                    Accumulated
                                                     Additional
Distributions
                                     Common          Paid in        in Excess
of
                                     Stock           Capital          Earnings
Total

Balance at December 31, 1995        $  8,279      $ 7,438,368      $ (304,724)
$ 7,141,923

Issuance of common stock               2,004        2,001,764
2,003,768

Issuance costs                                       (202,498)
(202,498)

Distributions                                                        (162,724)
(162,724)

Net income                                                            117,436
117,436

Balance at March 31, 1996             $ 10,283      $ 9,237,634    $ (350,012)
$ 8,897,905







See Notes to Consolidated Financial Statements.




                    AMERICAN ASSET ADVISERS TRUST, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)



                                                      1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                      $  117,436    $   60,051

  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                      15,447        15,129
    Depreciation                                      28,446        12,334
    Increase  in accounts receivable                (107,483)       (5,000)
    Increase (decrease)  in accounts payable         (16,095)        3,155
    Cash receipts from direct financing lease
       in excess of income recognized                    729           645
    Increase in escrow deposits                     (100,000)      (75,000)
    Increase in accrued rental income                (11,302)            0
    Increase in organization costs                   (91,339)      (15,530)
    Increase in minority interest                     37,341        15,953

NET CASH FLOWS FROM OPERATING ACTIVITIES            (126,820)       11,737


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating method            0        (1,064)
    Acquisition costs                                (74,006)     (122,419)

NET CASH FLOWS FROM INVESTING ACTIVITIES             (74,006)     (123,483)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net of
        issuance costs                             1,801,270       838,074
    Increase in short-term notes receivable                0      (506,363)
    Distributions paid to shareholders              (162,724)      (84,500)
    Distributions to minority interest partners      (42,278)      (19,252)

NET CASH FLOWS FROM FINANCING ACTIVITIES           1,596,268       227,959


NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           1,395,442       116,213

CASH and CASH EQUIVALENTS at beginning
    of period                                      1,564,961     1,285,587

CASH and CASH EQUIVALENTS at end of
    period                                        $2,960,403    $1,401,800




See Notes to Consolidated Financial Statements.





                    AMERICAN ASSET ADVISERS TRUST, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants are exercisable at $9 per share between April 1997 and April 1998. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares.

The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of properties is managed by American Asset Advisers Realty Corporation, ("AAA"), a related party.

The consolidated financial statements include the accounts of American
Asset Advisers Trust,   Inc. and its majority interest in two joint
ventures. The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred. Rental income is recorded ratably over the life of the lease.

For purposes of the statement of cash flows the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1996 or 1995.

Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method.

Under the operating method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged as incurred.

Under the direct financing method, properties are recorded at their net investment. Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years.

Organization costs incurred in the formation of the Company are amortized on a straight-line basis over five years.

Syndication costs incurred in the raising of capital through the sale of common stock is treated as a reduction of stockholders' equity.

The Company is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 95% of its real estate investment trust taxable income is distributed by March 15 of the following year.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1996 and March 31, 1995.

The financial statements of American Asset Advisers Trust, Inc. contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.  RELATED PARTY TRANSACTIONS

20,001 shares of the Company's stock are owned by American Asset Advisers Realty Corporation ("AAA"). The common stock of AAA is wholly owned by H. Kerr Taylor, President and Director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides acquisition, leasing, administrative and management services for the Company. For the three months ended March 31, 1996, $8,544 was paid to AAA for administrative services. No fees were paid to AAA during the three months ended March 31, 1995 for administrative services.

Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. $51,541 of costs were incurred by AAA during the first three months of 1996 in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs. No reimbursements were paid during the first three months of 1995 for syndication costs.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $74,006 of acquisition fees were incurred and paid to AAA for the three months ended March 31, 1996. $122,419 of acquisition fees were incurred and paid to AAA for the three months ended March 31, 1995.

On August 22, 1995, the Board of Directors approved a special compensation payment plan for H. Kerr Taylor in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of subscriptions of $10,000,000 from the Company's stock offering. The note shall be payable without any interest in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 22, 1995 Board meeting. As of the termination of the initial public offering, the Company had sold in excess of $10,000,000. Although Mr. Taylor can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time Taylor demands payment.

No decisions as yet have been made with respect to any additional compensation for any period after August 1995. The Board of Directors has commissioned an external study with respect to the amount and type of compensation which could be paid in the future to officers and/or directors, as well as the contingencies and performance standards on which compensation will be determined. Accordingly, the financial statements do not include any accruals for compensation subsequent to August 1995.

On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purchase of a property. The Company's interest in the joint venture is 51.9%. This property is now under construction and there will be no income produced until construction is completed and the joint venture purchases the property. On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property. The Company's interest in the joint venture is 51%.

3.  MAJOR TENANTS

The following schedule summarizes total rental income by lessee for the three months ended March 31, 1996 and 1995:

                                         1996               1995

      Tandy Corporation                 $27,225            $27,225
      America's Favorite Chicken Co.    $23,060            $22,054
      Blockbuster Music Retail, Inc.    $94,575            $42,631
      One Care Health Industries, Inc.  $50,409                 $0

4.  EARNINGS PER SHARE

The number of shares used in earnings per share calculations for the three month periods ended March 31, 1996 and March 31, 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock warrants) of the Company using the modified treasury stock method.

5.  SUBSEQUENT EVENT

The Company has recently filed a registration statement with the Securities and Exchange Commission for the sale of additional securities. Such offering has not commenced.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

American Asset Advisers Trust, Inc. ("the Company") was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease to tenants having a minimum net worth of $40 million on a net-lease basis, to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its shareholders.

Liquidity and Capital Resources

The Company was organized August 17, 1993 with the intention to qualify and to operate as a real estate investment trust under federal tax laws. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares.

On August 22, 1995, the Board of Directors approved a special compensation payment for Mr. Taylor in the amount of $150,000. Taylor has received no other compensation from the Company for serving as its President. In connection with the special compensation payment, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgment, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 meeting of the Board of Directors. As of the termination of the initial public offering, the Company had sold in excess of $10,000,000. Although Mr. Taylor can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time Taylor demands payment. Should the note be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease distributions to shareholders.

On January 19, 1996, the Company entered into an agreement with Tucson Oracle Limited Partnership for the purchase of a property to be constructed in Tucson, Arizona. The property will be acquired subject to a lease with Just For Feet, Inc. On April 5, 1996, the Company entered into a joint venture with two affiliated partnerships for the purpose of acquiring this property. The Company's interest in the joint venture is 51.9% and the Company's share of the acquisition costs for the property will approximate $1,714,697 plus $84,886 in acquisition fees to affiliates. The property is under construction with an estimated completion date of September 1996.

Results of Operations

Revenues for the three months ended March 31, 1996 were comprised of $195,269 from the Company's real estate operations and $32,303 from
interest income.   This represented an increase of $103,359 in rental
income over the three months ended March 31, 1995 and an increase of $2,731 in interest income. The Company's rental income was generated from five properties during the first quarter of 1996 compared to three properties during the first quarter of 1995. The increase in activity also resulted in a corresponding increase in expenses from $45,478 during the first quarter of 1995 to $72,795 during the first quarter of 1996. The Company recorded net income of $117,436 for the three months ended March 31, 1996 as compared to $60,051 for the three months ended March 31, 1995.

Revenues totaled $121,482 for the Company for the first quarter of 1995 which was comprised of $91,910 from real estate operations and $29,572 of interest income. This rental income was generated from three properties. Net income for the quarter totaled $60,051. No significant operations had commenced in the first quarter of 1994. The Company's revenue of $976 for the first quarter of 1994 was entirely from interest income and the Company recorded a net loss of $2,415.




                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

NONE


Item 5.  Other Information

NONE


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

Report on Form 8-K:

Form 8-K was filed on April 18, 1996 to report the acquisition of a property through a joint venture with two affiliates which will be operated as a Just For Feet retail store upon completion of construction of the property.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    American Asset Advisers Trust, Inc.
                                    (Registrant)




May 15, 1996                        H. Kerr Taylor
Date                                H. Kerr Taylor, President




May 15, 1996                        H. Kerr Taylor
Date                                H. Kerr Taylor, Chief Financial Officer