Form 10-Q
period 1996-06-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1996-08-14
CIK 913957

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                   FORM 10-Q



    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996


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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      AMERICAN ASSET ADVISERS TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                             June 30,         December 31,
                                                               1996               1995
                                                           (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                                  $   2,957,500      $    1,564,961

ACCOUNTS RECEIVABLE                                              3,700                   0

PROPERTY:
               Escrow deposits                                 100,000                   0
               Land                                          2,152,103           2,152,103
               Buildings                                     4,436,074           4,436,074
                                                             6,688,177           6,588,177
               Accumulated depreciation                       (138,419)            (81,512)

TOTAL PROPERTY                                               6,549,758           6,506,665

NET INVESTMENT IN DIRECT FINANCING LEASE                       581,277             582,753

OTHER ASSETS:
               Acquisition costs                               162,149              77,761
               Accrued rental income                            46,248              23,845
               Organization costs, net of accumulated
                 amortization of $130,024 and $99,130,
                 respectively                                  365,589             214,638

TOTAL OTHER ASSETS                                             573,986             316,244

TOTAL ASSETS                                                10,666,221           8,970,623


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                18,303              67,481
Compensation payable                                           150,000             150,000
Security deposit                                                15,050              15,050

TOTAL LIABILITIES                                              183,353             232,531

MINORITY INTEREST                                            1,634,396           1,596,169

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000,000
  shares authorized, 1,028,253 and 827,876
  shares issued and outstanding, respectively                   10,283               8,279
Additional paid-in capital                                   9,233,743           7,438,368
Accumulated distributions in excess of earnings               (395,554)           (304,724)

TOTAL SHAREHOLDERS' EQUITY                                   8,848,472           7,141,923

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $  10,666,221      $    8,970,623



See Notes to Consolidated Financial Statements.



                    AMERICAN ASSET ADVISERS TRUST, INC.
                        STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                 (Unaudited)

                                                                    Quarter                                  Year to Date
                                                             1996                1995                   1996                1995

REVENUES

  Rental income from operating leases                  $     181,131       $      77,889          $     362,462       $     155,777
  Earned income from direct financing leases                  13,920              14,066                 27,858              28,088
  Interest income                                             40,226              37,135                 72,529              66,707

  TOTAL REVENUES                                             235,277             129,090                462,849             250,572


EXPENSES

  Administrative                                               8,544                   0                 17,088                   0
  Amortization                                                15,447              15,447                 30,894              30,576
  Depreciation                                                28,461              11,881                 56,907              24,215
  Directors' fees                                              3,000               3,000                  7,500               9,000
  Filing fees                                                    125                 810                    375               1,060
  Legal & professional fees                                    3,863              10,157                 14,775              19,111
  Printing                                                     1,682               3,081                  4,004               4,257
  Travel                                                           0                 863                    885               1,330
  Other                                                        1,434                 763                  2,923               1,931

  TOTAL EXPENSES                                              62,556              46,002                135,351              91,480

INCOME BEFORE MINORITY INTEREST IN
  NET INCOME OF CONSOLIDATED JOINT VENTURE                   172,721              83,088                327,498             159,092

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED JOINT VENTURE                                 (37,342)            (15,953)               (74,683)            (31,906)

NET INCOME                                             $     135,379       $      67,135          $     252,815       $     127,186


NET INCOME PER SHARE                                   $        0.13       $        0.10          $        0.25       $        0.21


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                            1,028,253             633,601              1,002,281             595,936


See Notes to Consolidated Financial Statements.




                       AMERICAN ASSET ADVISERS TRUST, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                    (Unaudited)



                                                                       Accumulated
                                                       Additional      Distributions
                                        Common          Paid in        in Excess of
                                        Stock           Capital          Earnings          Total

Balance at December 31, 1995       $       8,279    $   7,438,368    $    (304,724)   $   7,141,923

Issuance of common stock                   2,004        2,001,764                         2,003,768

Issuance costs                                           (202,498)                         (202,498)

Distributions                                                             (162,724)        (162,724)

Net income                                                                 117,436          117,436

Balance at March 31, 1996          $      10,283    $   9,237,634    $    (350,012)   $   8,897,905

Issuance costs                                             (3,891)                           (3,891)

Distributions                                                             (180,921)        (180,921)

Net income                                                                 135,379          135,379

Balance at June 30, 1996           $      10,283    $   9,233,743    $    (395,554)   $   8,848,472




See Notes to Consolidated Financial Statements.


                      AMERICAN ASSET ADVISERS TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                               (Unaudited)


                                                                   Quarter                              Year to Date
                                                           1996               1995                1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                         $     135,379      $      67,135       $     252,815      $     127,186

  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                            15,447             15,447              30,894             30,576
    Depreciation                                            28,461             11,881              56,907             24,215
    (Increase) decrease in accounts receivable             103,783             (5,034)             (3,700)           (10,034)
    Increase (decrease)  in accounts payable               (33,083)              (357)            (49,178)             2,798
    Cash receipts from direct financing lease
       in excess of income recognized                          747                601               1,476              1,246
    Increase in escrow deposits                                  -                  -            (100,000)           (75,000)
    Escrow refunds from minority interest partners          48,100                  -              48,100                  -
    Increase in accrued rental income                      (11,101)                 -             (22,403)                 -
    Increase in organization costs                         (90,506)                 -            (181,845)           (15,530)
    Increase in minority interest                           37,342             15,953              74,683             31,906

NET CASH FLOWS FROM OPERATING ACTIVITIES                   234,569            105,626             107,749            117,363


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating method                  -            (15,883)                  -            (16,947)
    Acquisition costs                                      (10,382)           (25,219)            (84,388)          (147,638)

NET CASH FLOWS FROM INVESTING ACTIVITIES                   (10,382)           (41,102)            (84,388)          (164,585)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net of
        issuance costs                                      (3,891)           586,353           1,797,379          1,424,427
    Increase in short-term notes receivable                      -           (287,093)                  -           (793,456)
    Distributions paid to shareholders                    (180,921)           (97,306)           (343,645)          (181,806)
    Distributions to minority interest partners            (42,278)           (19,252)            (84,556)           (38,504)

NET CASH FLOWS FROM FINANCING ACTIVITIES                  (227,090)           182,702           1,369,178            410,661


NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                    (2,903)           247,226           1,392,539            363,439

CASH and CASH EQUIVALENTS at beginning
    of period                                            2,960,403          1,401,800           1,564,961          1,285,587

CASH and CASH EQUIVALENTS at end of
    period                                           $   2,957,500      $   1,649,026       $   2,957,500      $   1,649,026



See Notes to Consolidated Financial Statements.



                       AMERICAN ASSET ADVISERS TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                     (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants are exercisable at $9 per share between April 1997 and April 1998. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares. On June 18, 1996 the Company offered up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998.
As of June 30, 1996, subscriptions had been received for 1,028,253 shares.

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

Syndication costs incurred in the raising of capital through the sale of common stock is treated as a reduction of shareholders' equity.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1996 and June 30, 1995.

The financial statements of American Asset Advisers Trust, Inc.
contained herein should be read in conjunction with the financial statements included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

2.  RELATED PARTY TRANSACTIONS

20,001 shares of the Company's stock are owned by American Asset Advisers Realty Corporation ("AAA"). The common stock of AAA is wholly owned by H. Kerr Taylor, President and Director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides acquisition, leasing, administrative and management services for the Company. For the three and six months ended June 30, 1996, $8,544 and $17,088 were paid to AAA for administrative services. No such fees were paid to AAA during the six months ended June 30, 1995 for administrative services.

Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. $3,119 and $54,660 of costs were incurred by AAA for the three and six months ended June 30, 1996 in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs. No reimbursements were paid during the first six months of 1995 for syndication costs.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $8,678 and $82,684 of acquisition fees were incurred and paid to AAA for the three and six months ended June 30, 1996. $40,425 and $162,844 of acquisition fees were incurred and paid to AAA for the three and six months ended June 30, 1995.

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

On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purchase of a property which will be operated as a Just For Feet retail store in Tucson,
Arizona.   The Company's interest in the joint venture is 51.9%.
This property is now under construction and there will be no income produced until construction is completed and the joint venture purchases the property. On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property which is being operated as a Blockbuster Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

3.  MAJOR TENANTS

The following schedule summarizes total rental income by lessee for the three and six months ended June 30, 1996 and June 30, 1995:

                                           Quarter             Year to Date
                                      1996       1995         1996      1995

 Tandy Corporation                    $27,225    $27,225      $54,450   $54,450
 America's Favorite Chicken Co.       $22,842    $22,099      $45,902   $44,153
 Blockbuster Music Retail, Inc.       $94,575    $42,631     $189,150   $85,262
 One Care Health Industries, Inc.     $50,409         $0     $100,818        $0


4.  EARNINGS PER SHARE

The number of shares used in earnings per share calculations for the three and six months ended June 30, 1996 and June 30, 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock warrants) of the Company using the modified treasury stock method.

5.  SUBSEQUENT EVENTS

In consideration that no payment has been demanded by Mr. Taylor for the special compensation payment mentioned in Note 2, the Board of Directors approved at its August 1, 1996 meeting the payment of interest at an annual rate of 8% over a six month period. This interest payment will be paid at the end of the six month period in cash or in stock.


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

Liquidity and Capital Resources

The Company was organized August 17, 1993 with the intention to qualify and to operate as a real estate investment trust under federal tax laws. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares. On June 18, 1996 the Company began a new offering of 2,853,659 shares of its common stock. The offering will terminate on June 17. 1998. As of June 30, 1996, subscriptions had been received for 1,028,253 shares.

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

On January 19, 1996, the Company entered into an agreement with Tucson Oracle Limited Partnership for the purchase of a property to be constructed in Tucson, Arizona. The property will be acquired subject to a lease with Just For Feet, Inc. On April 5, 1996, the Company entered into a joint venture with two affiliated partnerships for the purpose of acquiring this property. The Company's interest in the joint venture is 51.9% and the Company's share of the acquisition costs for the property will approximate $1,826,589 plus $84,886 in acquisition fees to affiliates. The property is under construction with an estimated completion date of September 1996.

Results of Operations

Revenues for the three months ended June 30, 1996 were comprised of $195,051 from the Company's real estate operations and
$40,226 from interest income.   This represented an increase of
$103,096 in rental income over the three months ended June 30, 1995 and an increase of $3,091 in interest income. The Company's rental income was generated from five properties during the first two quarters of 1996 compared to three properties during the first two quarters of 1995. The increase in activity also resulted in a corresponding increase in expenses from $46,002 during the second quarter of 1995 to $62,556 during the second quarter of 1996. The Company recorded net income of $135,379 for the three months ended June 30, 1996 as compared to $67,135 for the three months ended June 30, 1995.

For the six months ended June 30, 1996, the Company's total revenues of $462,849 were comprised of $390,320 from real estate operations and $72,529 from interest income. As previously discussed, the Company owned five properties for the first two quarters of 1996 compared to three properties for the same period in 1995. Expenses increased from $91,480 for the six months ended June 30, 1995 to $135,351 for the six months ended June 30, 1996 and net income increased from $127,186 to $252,815 for the same periods.

Revenues increased from $13,750 to $129,090 for the second quarter of 1995 as compared to the second quarter of 1994. The Company's real estate operations generated income of $91,955 from three properties in 1995 while $4,840 was earned during the same period in 1994 from one property which was acquired in June of 1994. Interest income also increased from $8,910 to $37,135 primarily because the Company has been operational throughout 1995. Proceeds from the Company's common stock offering were not disbursed from the escrow account until May 9, 1994. Consequently, no significant interest income was earned by the Company until that time. The increased activity of the Company resulted in a corresponding increase in administrative and professional fees of approximately $18,000. The Company's net income for the quarter totaled $67,135 compared to $3,000 for the second quarter of 1994.

For the six months ended June 30, 1995, the Company's real estate income was $183,865 compared to $4,840 for the six months ended June 30, 1994. The Company received rental income from three properties which have been leased throughout 1995. As previously discussed the Company acquired its first property in June 1994. Interest income for the six months ended June 30, 1995 totaled $66,707 compared to $9,886 for the six months ended June 30, 1994. The Company recorded net income of $127,186 and $585 for the six months ended June 30, 1995 and June 30, 1994, respectively.


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






                                    American Asset Advisers Trust, Inc.
                                    (Registrant)




August 14, 1996                     H. Kerr Taylor
Date                                H. Kerr Taylor, President




August 14, 1996                     H. Kerr Taylor
Date                                H. Kerr Taylor, Chief Financial Officer