Form 10-Q
period 1996-09-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1996-11-14
CIK 913957

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                     AMERICAN ASSET ADVISERS TRUST, INC.
                        CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                      September 30,      December 31,
                                                          1996               1995
                                                      (Unaudited)
ASSETS

CASH & CASH EQUIVALENTS                             $   1,761,033      $    1,564,961

PROPERTY:
       Land                                             3,785,097           2,152,103
       Buildings                                        4,435,713           4,436,074
                                                        8,220,810           6,588,177
       Accumulated depreciation                          (166,878)            (81,512)

TOTAL PROPERTY                                          8,053,932           6,506,665

NET INVESTMENT IN DIRECT FINANCING LEASE                3,154,999             582,753

OTHER ASSETS:
       Acquisition costs                                   94,998              77,761
       Accrued rental income                               58,164              23,845
       Organization costs, net of accumulated
         amortization of $146,705 and $99,130,
         respectively                                     379,941             214,638

TOTAL OTHER ASSETS                                        533,103             316,244

TOTAL ASSETS                                           13,503,067           8,970,623

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable                                           63,860              67,481
Compensation payable                                      150,000             150,000
Security deposit                                           15,050              15,050

TOTAL LIABILITIES                                         228,910             232,531

MINORITY INTEREST                                       3,597,249           1,596,169

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000,000
       shares authorized, 1,123,785 and 827,876
       shares issued and outstanding, respectively         11,238               8,279
Additional paid-in capital                             10,109,280           7,438,368
Accumulated distributions in excess of earnings          (443,610)           (304,724)

TOTAL SHAREHOLDERS' EQUITY                              9,676,908           7,141,923

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  13,503,067      $    8,970,623




See Notes to Consolidated Financial Statements.




                        AMERICAN ASSET ADVISERS TRUST, INC.
                            STATEMENTS OF OPERATIONS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                    (Unaudited)

                                                                   Quarter                       Year to Date
                                                            1996           1995              1996          1995


REVENUES

          Rental income from operating leases          $   185,242    $    90,280       $   547,704    $  246,057
          Earned income from direct financing leases        33,143         18,590            61,001        46,678
          Interest income                                   40,034         46,749           112,563       113,456

          TOTAL REVENUES                                   258,419        155,619           721,268       406,191


EXPENSES

          Administrative                                     8,544              0            25,632             0
          Amortization                                      16,681         15,447            47,575        46,023
          Compensation                                           0        150,000                 0       150,000
          Depreciation                                      28,459         14,313            85,366        38,528
          Directors' fees                                    3,000          4,500            10,500        13,500
          Filing fees                                            0            200               375         1,260
          Interest                                           2,000              0             2,000             0
          Legal & professional fees                         12,514         19,148            27,289        38,259
          Printing                                              47          2,140             4,051         6,397
          Travel                                                 0              0               885         1,330
          Other                                              3,038            386             5,961         2,317

          TOTAL EXPENSES                                    74,283        206,134           209,634       297,614

INCOME BEFORE MINORITY INTEREST IN
          NET INCOME OF CONSOLIDATED JOINT VENTURE         184,136        (50,515)          511,634       108,577

MINORITY INTEREST IN NET INCOME OF
          CONSOLIDATED JOINT VENTURE                       (45,739)       (19,905)         (120,422)      (51,811)

NET INCOME (LOSS)                                      $   138,397    $   (70,420)      $   391,212    $   56,766


NET INCOME (LOSS) PER SHARE:

          Primary                                      $      0.13    $     (0.10)      $      0.38    $     0.09

          Fully Diluted                                $      0.12    $                 $      0.37    $


WEIGHTED AVERAGE COMMON AND
          COMMON EQUIVALENT SHARES OUTSTANDING:

          Primary                                        1,081,306        706,417         1,028,815       632,763

          Fully Diluted                                  1,383,782                        1,331,291



See Notes to Consolidated Financial Statements.





                                AMERICAN ASSET ADVISERS TRUST, INC.
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                           (Unaudited)



                                                                       Accumulated
                                                       Additional      Distributions
                                        Common          Paid in        in Excess of
                                        Stock           Capital          Earnings          Total

Balance at December 31, 1995       $       8,279    $   7,438,368    $    (304,724)   $   7,141,923

Issuance of common stock                   2,004        2,001,764                         2,003,768

Issuance costs                                           (202,498)                         (202,498)

Distributions                                                             (162,724)        (162,724)

Net income                                                                 117,436          117,436

Balance at March 31, 1996                 10,283        9,237,634         (350,012)       8,897,905

Issuance costs                                             (3,891)                           (3,891)

Distributions                                                             (180,921)        (180,921)

Net income                                                                 135,379          135,379

Balance at June 30, 1996                  10,283        9,233,743         (395,554)       8,848,472

Issuance of common stock                     955          978,254                           979,209

Issuance costs                                           (102,717)                         (102,717)

Distributions                                                             (186,453)        (186,453)

Net income                                                                 138,397          138,397

Balance at September 30, 1996      $      11,238    $  10,109,280    $    (443,610)   $   9,676,908




See Notes to Consolidated Financial Statements.




                              AMERICAN ASSET ADVISERS TRUST, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                        (Unaudited)


                                                                       Quarter                         Year to Date
                                                                1996            1995              1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                        $    138,397    $    (70,420)     $    391,212    $     56,766

  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                                 16,681          15,447            47,575          46,023
    Depreciation                                                 28,459          14,313            85,366          38,528
    Decrease in accounts receivable                               3,700          10,103                 0              69
    Increase (decrease)  in accounts payable                     45,557          10,836            (3,621)         13,634
    Increase in compensation payable                                  0         150,000                 0         150,000
    Increase in security deposit                                      0          15,050                 0          15,050
    Cash receipts from direct financing leases
       in excess of (less than) income recognized                (3,661)            966            (2,185)          2,212
    Decrease in escrow deposits, net of minority
       interest partners                                         51,900          75,000                 0               0
    Increase in accrued rental income                           (11,916)         (5,294)          (34,319)         (5,294)
    Increase in organization costs                              (31,033)              0          (212,878)        (15,530)
    Increase in minority interest                                45,739          19,905           120,422          51,811

NET CASH FLOWS FROM OPERATING ACTIVITIES                        283,823         235,906           391,572         353,269


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating method                (845,272)     (2,699,820)         (845,272)     (2,716,767)
       Accounted for under the direct financing method       (1,342,805)              0        (1,342,805)              0
    Acquisition costs                                            67,151         110,363           (17,237)        (37,275)

NET CASH FLOWS FROM INVESTING ACTIVITIES                     (2,120,926)     (2,589,457)       (2,205,314)     (2,754,042)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net of
        issuance costs                                          876,492         835,346         2,673,871       2,259,773
    Decrease in short-term notes receivable                           0         793,456                 0               0
    Distributions paid to shareholders                         (186,453)       (107,803)         (530,098)       (289,609)
    Distributions to minority interest partners                 (49,403)        (23,857)         (133,959)        (62,361)

NET CASH FLOWS FROM FINANCING ACTIVITIES                        640,636       1,497,142         2,009,814       1,907,803


NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     (1,196,467)       (856,409)          196,072        (492,970)

CASH and CASH EQUIVALENTS at beginning
    of period                                                 2,957,500       1,649,026         1,564,961       1,285,587

CASH and CASH EQUIVALENTS at end of
    period                                                 $  1,761,033    $    792,617      $  1,761,033    $    792,617


See Notes to Consolidated Financial Statements.
                                        5



                          AMERICAN ASSET ADVISERS TRUST, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                    (Unaudited)


                                                            Quarter                       Year to Date
                                                      1996           1995             1996            1995

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:

   Real estate contributed by partners of the
      consolidated joint ventures                $  2,014,617    $        0      $  2,014,617    $         0




See Notes to Consolidated Financial Statements.



                    AMERICAN ASSET ADVISERS TRUST, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND
                            SEPTEMBER 30,1995
                               (Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants are exercisable at $9 per share between April 1997 and April 1998. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares. On June 18, 1996 the Company offered up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998. As of September 30, 1996, subscriptions had been received for 95,532 shares in this second offering bringing the total shares issued and outstanding to 1,123,785 shares.

       The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of properties is managed by American Asset Advisers Realty Corporation, ("AAA"), a related party.

       The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its majority interest in three joint ventures.

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

       Syndication costs incurred in the raising of capital through the sale of common stock is treated as a reduction of shareholders equity.

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1996 and September 30, 1995.

       The financial statements of American Asset Advisers Trust, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form
       10-K for the year ended December 31, 1995.

2.     RELATED PARTY TRANSACTIONS

       20,001 shares of the Company's stock are owned by American Asset Advisers Realty Corporation ("AAA"). The common stock of AAA is wholly owned by H. Kerr Taylor, President and Director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides acquisition, leasing, administrative and management services for the Company. For the three and nine months ended September 30, 1996, $8,544 and $25,632 were paid to AAA for administrative services. No such fees were paid to AAA during the nine months ended September 30, 1995 for administrative services.

       Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. $23,390 and $78,050 of costs were incurred by AAA for the three and nine months ended September 30, 1996 in connection with the issuance and marketing of the Company's stock. $16,181 and $41,405 of costs were incurred by AAA for the three and nine months ended September 30, 1995 in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs.

       Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. $47,064 and $129,748 of acquisition fees were incurred and paid to AAA for the three and nine months ended September 30, 1996. $73,446 and $195,865 of acquisition fees were incurred and paid to AAA for the three and nine months ended September 30, 1995.

       On August 22, 1995, the Board of Directors approved a special compensation payment plan for H. Kerr Taylor in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of subscriptions of $10,000,000 from the Company's stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 22, 1995 Board meeting. As of the termination of the initial public offering, the Company had sold in excess of $10,000,000. Although Mr. Taylor can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time Mr. Taylor demands payment. In consideration that no payment has been demanded by Mr. Taylor for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to Mr. Taylor at an annual rate of 8%. This interest payment will be paid at the end of six months in cash or in stock. As of September 30, 1996, $2,000 of interest has been accrued related to this note.

       No decisions as yet have been made with respect to any additional compensation for any period after August 1995. The Board of Directors commissioned an external study with respect to the amount and type of compensation which could be paid in the future to officers and/or directors, as well as the contingencies and performance standards on which compensation will be determined. The compensation portion of the study has been completed and will be considered at such time as the Board determines in the future to consider a new compensation arrangement. Accordingly, the financial statements do not include any accruals for compensation subsequent to August 1995.

       On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity. The joint venture was formed for the purchase of a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, will construct a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company s interest in the joint venture is 51%.

       On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purchase of a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The Company's interest in the joint venture is 51.9%. The property was purchased on September 11, 1996 after the construction was completed.

       On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property which is being operated as a Blockbuster Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

3.     MAJOR TENANTS

       The following schedule summarizes total rental income by lessee for the three and nine months ended September 30, 1996 and September 30, 1995:

                                          Quarter               Year to Date
                                     1996       1995         1996        1995

Tandy Corporation                   $27,225    $27,306    $ 81,675    $ 81,756
America's Favorite Chicken Co.       23,027     27,027      68,929      71,180
Blockbuster Music Retail, Inc.       94,575     52,029     283,725     137,291
One Care Health Industries, Inc.     50,409      2,508     151,227       2,508
Just For Feet, Inc.                  22,536          -      22,536           -
Bank United                             613          -         613           -

4.EARNINGS PER SHARE

The number of shares used in the calculation of primary earnings per share for the three and nine months ended September 30, 1996 and September 30, 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock warrants) of the Company using the modified treasury stock method.

The number of shares used in the calculation of fully diluted earnings per share for the three and nine months ended September 30, 1996 and September 30, 1995 are based on the weighted average number of shares of common stock outstanding and the number of shares of common stock issued through the exercise of the Company's stock warrants using the modified treasury stock method.

The calculation of fully diluted earnings per share for the three and nine months ended September 30, 1995 proved to be anti-dilutive. Consequently, fully diluted earnings per share is not presented for these periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company was organized August 17, 1993 with the intention to qualify and to operate as a real estate investment trust under federal tax laws. Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The offering period terminated on March 15, 1996 with subscriptions having been received for 1,028,253 shares. On June 18, 1996 the Company began a new offering of 2,853,659 shares of its common stock. The offering will terminate on June 17, 1998. As of September 30, 1996, subscriptions had been received for 95,532 shares in this second offering bringing the total shares issued and outstanding to 1,123,785 shares.

On August 22, 1995, the Board of Directors approved a special compensation payment for Mr. Taylor in the amount of $150,000. Mr. Taylor has received no other compensation from the Company for serving as its President. In connection with the special compensation payment, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgment, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 meeting of the Board of Directors. As of the termination of the initial public offering, the Company had sold in excess of $10,000,000. Although Mr. Taylor can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time Mr. Taylor demands payment. In consideration that no payment has been demanded by Mr. Taylor for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to Mr.Taylor at an annual rate of 8%. This interest payment will be paid at the end of six months in cash or in stock. Should the note and interest be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease distributions to shareholders.

On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity, for the purpose of acquiring property in The Woodlands, Texas upon which a branch bank building will be constructed. The Company's interest in the joint venture is 51% and the Company's share of the purchase price for the property was $260,587 plus $9,713 in acquisition fees paid to affiliates.

On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The Company's interest in the joint venture is 51.9% and the Company's share of the purchase price for the property was $1,815,329 plus $102,860 in acquisition fees paid to affiliates.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1996 were comprised of $218,385 from the Company's real estate operations and $40,034 from interest income. This represented an increase of $109,515 in rental income over the three months ended September 30, 1995 and a decrease of $6,715 in interest income. The Company owned five properties for the entire third quarter of 1996 and the sixth and seventh properties were acquired in September of 1996 while four properties were owned for the entire third quarter of 1995 and the fifth property was acquired in September of 1995. The Company's operating expenses decreased from $206,134 for the third quarter of 1995 to $74,283 for the third quarter of 1996 primarily from executive compensation of $150,000 for the period from August 1993 through August 1995.
See Note 2 for additional information. The Company recorded net income of $138,397 for the three months ended September 30, 1996 as compared to a net loss of $70,420 for the three months ended September 30, 1995.

For the nine months ended September 30, 1996, the Company's total revenues of $721,268 were comprised of $608,705 from real estate operations and $112,563 from interest income. The Company owned five properties for the entire first nine months of 1996 and the sixth and seventh properties were acquired in September of 1996 while three properties were owned for the entire first nine months of 1995 and the fourth and fifth properties were acquired in the third quarter of 1995. The Company's operating expenses decreased from $297,614 for the first nine months of 1995 to $209,634 for the first nine months of 1996 primarily from executive compensation of $150,000 discussed above partially offset by an increase in administrative expenses and depreciation which resulted from the overall increase in the activity of the Company. The Company recorded net income of $391,212 for the nine months ended September 30, 1996 as compared to $56,766 for the nine months ended September 30, 1995.

Revenues increased from $55,067 to $155,619 for the third quarter of 1995 as compared to the third quarter of 1994. The Company's real estate operations generated income of $108,870 from three properties owned for the entire third quarter of 1995 and two additional properties were acquired in September 1995 while $44,799 was earned during the same period in 1994 from one property which was acquired in June of 1994 and a second property which was acquired in August of 1994. Interest income also increased from $10,268 to $46,749 primarily because the Company received interest on a construction loan for most of the quarter in addition to the interest earned on invested funds. The Company's operating expenses for the third quarter increased $180,643 over those of the third quarter of 1994 primarily from executive compensation of $150,000 discussed above and from an increase in other administrative expenses and depreciation which resulted from the overall increase in the activity of the Company.

For the nine months ended September 30, 1995, the Company's real estate income was $292,735 compared to $49,639 for the nine months ended September 30, 1994. The Company received rental income throughout 1995 from three properties and part of September from two additional properties while the Company's first two properties were acquired in June and August of 1994. Interest income for the nine months ended September 30, 1995 totaled $113,456 compared to $20,154 for the nine months ended September 30, 1994. Proceeds from the Company's common stock offering were not disbursed from the escrow account until May 9, 1994. Consequently, no significant interest income was earned by the Company until that time. The Company's operating expenses, excluding depreciation and amortization, increased approximately $201,000 primarily from $150,000 of executive compensation discussed above and from an increase in professional fees. The Company recorded net income of $56,766 and $30,161 for the nine months ended September 30, 1995 and September 30, 1994, respectively.

                        PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

Report on Form 8-K:

Form 8-K-A was filed on July 30, 1996 to amend Form 8-K filed November 28, 1994 to report the acquisition of a property through a joint venture with two affiliates on lease to BlockBuster Music Retail, Inc. which is being operated as a BlockBuster Music Store.

Form 8-K-A was filed on July 30, 1996 to amend Form 8-K filed
August 3, 1994 to report the acquisition of a property on lease to America s Favorite Chicken Company which is being operated as a Church s Chicken restaurant.

Form 8-K-A was filed on July 30, 1996 to amend Form 8-K filed
June 27, 1994 to report the acquisition of a property on lease to Tandy Corporation which is being operated as a Radio Shack store.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 American Asset Advisers Trust, Inc.
                                 (Registrant)




November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, President





November 14, 1996                H. Kerr Taylor
Date                             H. Kerr Taylor, Chief Financial Officer