Form 10-K
period 1996-12-31
AMERICAN ASSET ADVISERS TRUST INC
filed 1997-03-27
CIK 913957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

                           (Mark One)
[X]          Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1996
                               or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 [No Fee Required]

                  Commission File No. 0-28378
              AMERICAN ASSET ADVISERS, TRUST, INC.
     (Exact name of Registrant as specified in its charter)

Maryland                                                    76-0410050
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                              Identification No.)

8 Greenway Plaza, Suite 824
Houston, Texas                                              77046
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (713) 850-1400

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Shares of Common Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:  Yes      X        No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the
Registrant:
                 No Established Trading Market

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:
                         1,336,282 shares of Common Stock as of March 18, 1997

             DOCUMENTS  INCORPORATED  BY  REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1996 (included in Registration Statement No. 0-28378 of Registrant) and as supplemented February 6, 1997 and February 28, 1997 are incorporated by reference into
Part  III.

                                  PART I

Item 1.    Business

American Asset Advisers Trust, Inc. ("Registrant" or "Company") was incorporated in the state of Maryland on August 17, 1993. Commencing March 17, 1994, the Company offered up to 2,000,000 shares of Common Stock at $10 per share together with 1,000,000 warrants exercisable at $9 per share, with one warrant issued with each two shares purchased. The Company is in the process of registering shares of Common Stock for issuance upon the exercise of the outstanding warrants. The warrants are exercisable between March 17, 1997 and March 16,
1998.  As of December 31, 1996, 504,126 warrants were outstanding.   The shares
and warrants are separately transferable. The initial offering period terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $200,010 (20,001 shares) had previously been purchased by American Asset Advisers Realty Corporation, ("AAA"). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its Common Stock. The offering will terminate on June 17, 1998, unless terminated earlier. As of December 31, 1996, gross proceeds had been received for $1,810,886 (176,672 shares) in this second offering bringing the total gross proceeds to $12,093,416 (1,204,925 shares).

The Company focuses on acquiring freestanding properties that are located primarily on corner or out-parcel locations in strong commercial corridors near traffic generators, such as major regional malls. These properties are net-leased to tenants whose net worth is equal to or greater than $40 million. These properties, which attract a wide array of established retail tenants, offer attractive opportunities for stable current return and potential capital appreciation. In addition, management believes that the location and design of properties in this niche provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

The Company has been successful in attracting tenants that operate in different retail segments, including Radio Shack (leased to the Tandy Corporation), Blockbuster Music (lease guaranteed by Viacom, Inc.), Popeye's Famous Chicken (leases guaranteed by AFC, Inc.), OneCare Health Industries, Inc., Just For Feet, Inc. and Bank United, a Federal Savings Bank.

Properties acquired by the Company are generally newly constructed or recently constructed as of the time of acquisition. In addition, the Company acquires only properties that are subject to a lease in order to avoid the risks inherent in initial leasing. The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation such as utilities, property taxes and insurance. Some of the tenants' leases require that the Company is responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees to mitigate the potential costs of repairs during the primary terms of the leases.

The Company's leases typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered "full-credit" leases. All of the Company's properties have been 100 percent leased since they were acquired by the Company.

All of the Company's business is generated from real estate operations; therefore, the presentation of industry segment information is not applicable. During 1996, 63% of the Company's rental income was received from three properties, each of which individually contributed more than 15% of the rental income for the year. During 1995, 77% of the Company's rental income was received from three properties, each of which individually contributed more than 15% of the rental income for the year. During 1994, each of the three properties owned by the Company contributed more than 15% of the rental income for the year. A breakdown of rental income by tenant is included in Note 5 to the financial statements.

A further description of the Company's business is included in Management's Discussion and Analysis of Financial Condition and
Results of Operations included in Item 7 of this Form 10-K.

The Objectives of the Company are:

     (1) to provide regular distributions to Shareholders. The Company has paid quarterly distributions to Shareholders since July 1994 and intends to continue paying quarterly distributions to Shareholders. Distribution payments may fluctuate during the life of the Company.

     (2) to provide distributions that are partially free from current taxation. So long as the Company qualifies as a REIT, it will generally not be taxed on taxable income to the extent it pays distributions to the Shareholders. Company distributions will not be currently taxable to Shareholders to the extent the distributions exceed Company taxable income. The Company expects to incur less taxable income (and thus greater cash flow) because of its non-cash deductions for depreciation. However, depreciation deductions decrease the Company's tax basis in its properties and thus, will increase the Company's taxable income when the Company sells these properties.

     (3) to provide Shareholders with long-term appreciation on their investment. Management believes that the Company can realize its objective of long-term appreciation of its property portfolio based on the fact that most of the leases on the properties in which the Company presently holds interests contain, and the Company expects that most of the leases on the additional properties that it will acquire will contain, periodic rent escalation provisions over the original and renewal terms of such leases. Because the Company's properties are and are expected to continue to be valued on the basis of their ability to produce income, the Company believes that successive periodic rental income increases resulting from such escalation provisions should increase the value of the Company's properties over the long term. There is of course no assurance the Company will in fact realize portfolio appreciation.

     (4) to provide investors with an inflation hedge. During times of inflation, it is management's experience that commodities such as real estate experience price increases commensurate with increases in inflation. However, inflation has become a less significant factor in recent years as rates of inflation have been low. Also, real property which is subject to long-term leases requiring fixed rents over future years may not experience an increase in price commensurate with inflation or commensurate with similar properties which are not subject to such leases.

     (5) to conserve capital. The Company will attempt to conserve capital by endeavoring to continue to invest in a diversified portfolio of quality real estate under long-term leases to creditworthy tenants. The amount of money raised in the offering will affect the number of properties the Company will be able to purchase. The more properties the Company acquires, the more diversified it will be and the less it will be affected by any single property that does not perform as expected.

There is no assurance these objectives can be achieved.

Properties

At December 31, 1996, the Partnership owned eight properties, four directly and four through joint ventures, all in fee simple. Four of these properties are located in Texas and one each in Arizona, Georgia, Kansas and Missouri. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty years. Five of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $54,056 to $380,964. Seven of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

During 1996, three of the Company's leases each contributed more than 15% of the Partnership's total rental income. Summarized as follows are the significant items pertaining to each of these leases:


                            OneCare Health        Blockbuster Music    Blockbuster Music
                            Industries, Inc.         Retail, Inc.         Retail, Inc.
Lease Term                      10 Years               10 Years            10 Years
Expiration Date of Primary
  Term                         July 2005          December 2004          April 2004
Renewal Options             2 Terms of 5           3 Terms of 5        3 Terms of 5
                              years each             years each          years each
Square Footage of
  Improvements                    14,000                 14,047              15,158
Base Annual Rental             $ 180,600              $ 187,968           $ 170,527


All of the Company's leases specify a minimum amount of insurance coverage required to be carried by each tenant. Management of the Company believes that the insurance policies required to be carried by the tenants will adequately cover the replacement cost of the properties and any personal liability losses which the tenants may sustain.

Property Management

AAA provides management advisory services to the Company. Three of AAA's five executive officers have an average of over 20 years of experience in the commercial real estate business. Three of AAA's five executive officers have worked together for over a decade in various aspects of net-lease acquisition, funding, leasing and management. Under the direction of the Company's Board of Directors, AAA has responsibility for day-to-day operations of the Company, including investment analysis, acquisitions, due diligence, asset management and accounting services. The Company's President and Chief Executive Officer is H. Kerr Taylor, who has served AAA and its predecessor (H. Kerr Taylor Company) and its affiliates for over 20 years.

The Company's Board of Directors has maximized the Company's cash distributions to shareholders by avoiding a relatively fixed overhead cost structure and, instead, contracting to receive services from AAA. AAA has provided administrative staff and facilities to the Company at a cost less than the Company would incur in providing such personnel and administrative services itself. At the Company's current asset and revenue levels, the Company's Board of Directors remains of the view that it is more economical to employ AAA to provide comprehensive advisory services than to incur the significant personnel and administrative overhead required to support the Company's current and anticipated operations.

Financing - Borrowing Policies

The Company has not yet utilized any debt in connection with the acquisition or operation of the properties, although the Board of Directors are permitted to do so at their descretion. In no event, however, will any borrowings exceed 50% of the fair market value of a property at the time it is encumbered.

Sale of Properties

The Company expects to sell some or all of its properties over time. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of performance of the property and market conditions and will depend, in part, on the economic benefits of continued ownership. In deciding whether to sell properties, the Directors will consider factors such as potential capital appreciation, cash flow and federal income tax consequences. Affiliates of one or more Directors may be selected to perform various substantial real estate brokerage functions in connection with the sales of properties by the Company. The Company will not sell or lease any property to the Directors or their Affiliates.

Any net proceeds from the sale of any property may, at the election of the Directors based upon their then current evaluation of the real estate market conditions, either be distributed to the Shareholders or be reinvested in other properties. A reinvestment in other properties would be feasible only if it can be accomplished on a tax deferred basis so that the Company will not suffer any significant adverse tax consequences. Any properties in which net proceeds from a sale are reinvested will be subject to the same acquisition guidelines as properties initially acquired by the Company.

Competitive Conditions

The properties owned by the Company are leased to fast-food and family style restaurants, retail businesses, banks and to a medical facility. These businesses face competition from similar establishments within the surrounding areas.

At the time a property is sold or otherwise disposed of, the Company will be in competition with others who are also seeking buyers for their properties.

Employees

The overall management decisions for the day-to-day business affairs of the Company are made by AAA under the direction of the Board of Directors. The Company itself has officers and directors, but no other employees.

Item 2.     Properties

At March 18, 1997, the Company owned eight properties in fee simple, four directly and four through joint ventures with related parties. Properties are located in Texas, Georgia, Arizona, Missouri and Kansas. In addition, the Company has entered into an agreement for the purchase of a property to be constructed in Baton Rouge, Louisiana. Properties are operated as retail stores, banks, a fast food and family style restaurant and a medical facility.

Land - The Company's property sites range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are all single tenant and are generally rectangular. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,350 to 15,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations. There are no plans for renovations or improvements.

Leases - Tenants are companies whose net worth exceeds a minimum of $40,000,000. Tenants are diversified by business type and are represented by the following types of business: consumer electronics, food, banking, consumer retail and a medical facility.

Geographic Location - The properties are located within major metropolitan areas-Standard Metropolitan Statistical Areas -- with populations that exceed 250,000.

As of December 31, 1996, a total of $12,227,746 has been invested in properties by the Company on a consolidated basis. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-K.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 1996, the election of the following directors was submitted to a vote of security holders through the solicitation of proxies or otherwise:

  Robert S. Cartwright, Jr., George A. McCanse, Jr., and H. Kerr Taylor.


                            PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

As of March 18, 1997, there were approximately 791 record holders of 1,336,282 shares of the Company's Common Stock. No established public trading market currently exists for the stock.

For the years ended December 31, 1996, 1995 and 1994, the Company paid distributions of $737,277, $419,085, and $126,235, respectively. A summary of the distributions by quarter is as follows:

       Quarter Ended         1996             1995                 1994
       March 31            $162,725        $  84,500          $         0
       June 30              180,921           97,306               10,533
       September 30         186,453          107,803               47,351
       December 31          207,178          129,476               68,351

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The Company intends to continue the payment of regular quarterly distributions. There are currently no material legal restrictions that would limit the Company's ability to pay distributions.

For every two shares of stock acquired pursuant to the Company's initial public offering, an investor also received one warrant. These warrants are exercisable at $9 per share between March 17,1997 and March 16, 1998. At December 31, 1996, 504,126 warrants were outstanding.

Item 6. Selected Financial Data

                                   1996            1995            1994        1993(1)
Operating revenue             $     924,788  $    495,137   $    121,642   $         -

Net income (loss)             $     542,807  $    163,446   $     79,545   $    (1,325)

Per share data:
  Net income (loss)           $         .50  $        .24   $        .32   $      (.07)
  Income before depreciation,
    amortization and special
    compensation (2)          $         .64  $        .66   $        .51   $      .005
  Distributions               $         .71  $        .64   $        .35   $      .005

Total assets                  $  14,126,834  $  8,970,623   $  5,109,739   $   197,615

Long-term obligations         $           0  $          0   $          0   $         0

<F1>
  (1)  Represents the period from August 17, 1993, to December 31, 1993.

<F2>
  (2) This per share amount reflects the Company's operating profit before deductions for depreciation, amortization and special compensation. The special compensation authorized in 1995 for the president (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") has not yet been paid. Although the special compensation is now payable, the president has not requested payment.
       At the time of such request, payment will be made in cash or shares, depending upon the availability of cash for such payment, at the discretion of the Board of Directors.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease on a net-lease basis to tenants having a minimum net worth of $40 million and to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its Shareholders.

Liquidity and Capital Resources

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. The Company is in the process of registering shares of Common Stock for issuance upon the exercise of the outstanding warrants. Each Warrant entitles the holder to purchase one Share for $9.00 during the period which is between March 17, 1997 and March 16, 1998. As of December 31, 1996, 504,126 warrants were outstanding. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of December 31, 1996, gross proceeds had been received for $1,810,886 (176,672 shares) in this second offering bringing the total gross proceeds to $12,093,416 (1,204,925 shares).

The Company has an investment strategy of acquiring properties and leasing them under net-leases to corporations having a minimum net worth of $40 million, which strategy minimizes the Company's operating expenses. The Company believes that the leases will continue to generate cash flow in excess of operating expenses. Due to low operating expenses and ongoing cash flow, the Company does not believe that large working capital reserves are necessary at this time. In addition, because all leases of the Company's Properties are and are intended to continue to be on a net-lease basis, it is not anticipated that a large reserve for maintenance and repairs will be necessary. The Company intends to distribute a significant portion of its funds from operations unless it becomes necessary to maintain additional reserves.

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. The president has received no other compensation from the Company for serving as its president. In connection with the special compensation payment, the Company executed a demand note in the amount of $150,000, the payment of which could not be demanded prior to the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial public offering. The note is payable in cash or shares depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgement, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 meeting of the Board of Directors. As of the termination of the initial public offering in March 1996, the Company had raised in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president on the outstanding note at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of December 31, 1996, $5,000 of interest has been accrued related to this note. Should the note and interest be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease the distributions to shareholders.

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

As of December 31, 1996, the Company had acquired four Properties directly and four Properties through joint ventures with related parties and had invested $8,602,293, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity. On December 11, 1996, the Company entered into an agreement for the purchase of a property to be constructed in Baton Rouge, Louisiana. The purchase price for the property totals approximately $2,670,000 and will be paid with funds raised from the public offering and through a joint venture with a related party. The Company's interest in the joint venture is 51%.

Until Properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 1996, the Company's cash and cash equivalents totaled $1,616,311.

The Company made cash distributions to the Shareholders during each quarter of 1996 and 1995 and during the last three quarters of 1994, distributing a total of $737,277, $419,085, and $126,235, respectively, for each such fiscal year to the investors.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.

Results of Operations

Years Ended December 31, 1996 and 1995:

During 1996, the Company acquired three Properties at an aggregate price of $3,037,951 and also received $3,346,249 in net proceeds from the public offering. Both of these factors contributed to an increase in total revenues to $1,062,316 in 1996 from $623,084 in 1995. $429,651 of this increase came from rental activities and the remaining $9,581 came from interest income. Income from rental activities included income from the three new acquisitions in 1996 and also included a full year of income from two Properties which were acquired in the third quarter of 1995. Interest income resulted from earnings on the Company's short-term money market investments.

The Company's operating expenses decreased from $367,260 in 1995 to $302,857 in 1996 primarily from a decrease in executive compensation of $150,000 discussed above partially offset by an increase in administrative expenses and depreciation which resulted from the overall increase in the activity of the Company.

Years Ended December 31, 1995 and 1994:

During 1995, the Company acquired its fourth and fifth Properties at an aggregate price of $2,716,768 and also received $3,022,733 in net proceeds from the initial public offering. Both of these factors contributed to an increase in total revenues to $623,084 in 1995 from $159,206 in 1994. $373,495 of this increase came from rental activities and the remaining $90,383 came from interest income. Income from rental activities included income from the two new acquisitions in 1995 and also included a full year of income from three Properties which were acquired throughout the last seven months of 1994. Each of the three Properties acquired in 1994 contributed more than 15% of the Company's total rental income in 1995. Interest income included $41,040 of interest received on a short-term construction loan in addition to the income earned on the Company's short-term money market investments.

Corresponding to the increase in revenues, expenses also increased in 1995 by $295,966. This is attributable to an overall increase in the administrative expenses of the Company as 1995 was the first full year of operation. In addition, the $150,000 of compensation discussed in preceding paragraphs is reflected in 1995 operating results.

Item 8.   Financial Statements and Supplementary Data.

The response to this item is submitted in Item 14(a) of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                            PART III

Item 10. Directors and Executive Officers

The directors and executive officers of the Company are as follows:


Name                       Age            Position Held            Officer Since

H. Kerr Taylor             46             President                      1993
                                          Chief Executive Officer
                                          Director

Robert S. Cartwright, Jr.  47             Director                       1993

George A. McCanse, Jr.     43             Director                       1993

Phil P. Moss               66             Executive Vice President       1993

L. Larry Mangum            32             Vice President and Treasurer   1996


H. Kerr Taylor, age 46, serves as the President and Chairman of the Board of Directors of the Company. Mr. Taylor has been an attorney since 1979, has earned an M.B.A. at Southern Methodist University, is a real estate broker and has over twenty years of experience as a specialist in acquiring and operating income-producing real properties. He has been involved in the development, analysis, marketing and management of private investment programs investing in properties since 1975. Mr. Taylor is the president, the sole director and the sole shareholder of AAA, a Company he founded under a predecessor name in 1983 to own and operate the net lease properties formerly owned and operated by Mr. Taylor and Taylor affiliates.

From 1995, Mr. Taylor served as a director, and, then, as a non-voting advisory director, of Park National Bank of Houston until February 1996, at which time Park National Bank of Houston was purchased by Frost Bank. Mr. Taylor also has served on the board of directors of a charitable institution. Mr. Taylor is currently a General Partner or principal of a General Partner of eleven limited partnerships. Mr. Taylor is a member of the Texas Association of Realtors and the Texas Bar Association and a former member of the American Bar Association. Mr. Taylor holds the Series 7,22,24,39 and 63 securities licenses.

Robert S. Cartwright, Jr., age 47, is currently a Professor of Computer Science at Rice University. Professor Cartwright earned a bachelor's degree magna cum laude in Applied Mathematics from Harvard College in 1971 and a doctoral degree in Computer Science from Stanford University in 1977. From September 1976 until June 1980, he served as Assistant Professor of Computer Science at Cornell University. In July 1980, he joined the faculty of Rice University as Associate Professor of Computer Science. He was promoted to the rank of Professor in July 1986. During his sixteen years as a faculty member at Rice University, he has twice served as Chairman of the Computer Science Department during 1985-1986 and 1989-1990.

Professor Cartwright has compiled an extensive record of professional service. He was a charter member of the editorial boards of LISP and Symbolic
Computation: An International Journal and ACM Letters on Programming Languages and Systems. He has served as Program Chair of the ACM Conference on LISP and Functional Programming and ACM Symposium on Principles of Programming Languages and as a General Chair for the SIGPLAN Conference on Programming Language Design and Implementation. He is currently a member of the ACM Turing Award Committee, which selects the annual recipient of the most prestigious international prize for computer science research. He is also a member of the Board of Directors of the Computing Research Association and a former member of the Computer Science Advanced Placement Committee for the Educational Testing Service.

Professor Cartwright is an active private investor in equities, bonds, mutual funds, and real estate. He has also served for two terms on the Rice University Committee on Fringe Benefits, which advises the University President on retirement plans.

George A. McCanse, Jr. , age 43, is the President of Value OnLine, Inc., an online computer communications and data access service for the commercial real estate valuation industry.

Mr. McCanse is a member of the Appraisal Institute (MAI designation), the Pension Real Estate Association, and the International Council of Shopping Centers. He is also a participating member of the Valuation
Committee of the National Council of Real Estate Investment Fiduciaries.

Mr. McCanse resides in New Canaan, Connecticut. He holds a BBA degree from the University of Texas and has pursued graduate level study in real estate, architecture and finance. He has also been involved in real estate investing and development, including the acquisition and sale of over $150,000,000 of real estate during the 1970s and 1980s.

Phil P. Moss, age 66, is the Executive Vice President of the Company and AAA. Mr. Moss has been involved as a real estate investor in owning, operating and managing shopping centers, office buildings, apartment projects, retail outlets and various other properties for the past 26 years. Specifically in his capacity with AAA, Mr. Moss has been involved in leasing and property acquisitions for various companies since 1988. He received his B.B.A. degree from and did graduate work at the University of Texas. He is a retired Major in the United States Air Force.

L. Larry Mangum, age 32, serves as Vice President and Treasurer of the Company. Mr. Mangum is the Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over 9 years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

Other individuals who are specialists in their respective fields are utilized by AAA to perform services on behalf of the twelve Taylor sponsored public and private real estate limited partnerships and on behalf of the Company.
These individuals are not employees of the Company nor are they employees of the Taylor-sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Joe Mayer, age 41, is the Chief Operating Officer of AAA. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky.

Jane Costello, age 40, is a certified public accountant and is responsible for the tax accounting relating to the AAA-sponsored partnerships, the Company and their properties. She has over 17 years experience as an accountant, including over 4 years with a national public accounting firm. She has been engaged in her own accounting practice for the past 7 years. Costello received a B.B.A. degree in accounting from the University of Texas.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16A-3(e) under the Securities Exchange Act of
1934 (the "Exchange Act") during its most recent fiscal year and Form 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to
Item 405(b)(2)(i) of Regulation S-K, none of the directors or officers of Registrant or beneficial owners of more than 10% of the shares failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11.   Executive Compensation

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. The president has received no other compensation from the Company for serving as its president. In connection therewith, the Company executed a demand note in the amount of $150,000, the payment of which could not be demanded prior to the earlier of July 15, 1996, or the receipt of $10,000,000 from the Company's initial public offering.
The note is payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 Board meeting. As of the termination of the initial public offering in March 1996, the Company had raised in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president on the outstanding note at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of December 31, 1996, $5,000 of interest has been accrued related to this note.

No decisions as yet have been made with respect to any additional compensation for any period after August 1995. The Board of Directors commissioned an external study with respect to the amount and type of compensation which could be paid in the future to officers and/or directors, as well as the contingencies and performance standards of which compensation will be determined. The compensation portion of the study has been completed and will be considered at such time as the Board determines in the future to consider a new compensation arrangement. Accordingly, the financial statements do not include any accruals for compensation subsequent to August 1995.

The Company paid each Director a fee of $500 for each meeting in which they participated and, where applicable, reimbursed directors for travel expenses. There is no other basis of compensation for the Directors. During 1996, a total of $15,000 was paid as Directors' Fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 18, 1997, no person was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

The following table sets forth, as of March 18, 1997, the beneficial ownership interest of the Executive Officers and Directors of the Company:


Title of Class  Name & Address of     Amount & Nature of    Percentage of Class
                Beneficial Owner      Beneficial Ownership

                H. Kerr Taylor
                5300 Mercer
Common Stock    Houston, TX 77005      20,201 Shares *      Less than 2%

                George McCanse, Jr.
                128 Orchard Street
Common Stock    New Canaan, CT 06840      500 Shares        Less than 1%

                Robert S. Cartwright,Jr.
                3310 Underwood
Common Stock    Houston, TX 77025       1,250 Shares        Less than 1%

                Officers & Directors   21,951 Shares        Less than 2%


* 200 Shares are owned directly and 20,001 Shares are beneficially owned by AAA. The Common Stock of AAA is wholly owned by H. Kerr Taylor.

Item 13. Certain Relationships and Related Transactions

20,001 Shares of the Company's stock are owned by AAA. The Common Stock of AAA is wholly owned by H. Kerr Taylor, President and Director of the Company. Distributions paid to AAA totaled $14,156, $12,903 and $7,877 in 1996, 1995 and 1994, respectively.

In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. $37,910, and $2,954 were incurred and paid to AAA during 1996 and 1994, respectively, for such services.

Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. The costs to organize the Company have been capitalized as Organization Costs. For the year ended December 31, 1994, $58,110 in reimbursements had been incurred and paid to AAA. In addition, $98,494 and $64,848 of costs were incurred by AAA in 1996 and 1995, respectively in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs. $9,256 of these costs were owed to AAA at December 31, 1995.

In accordance with the terms of the offering, AAA is entitled to receive property management fees ranging from 2% to 4% of rental income from each of the Company's properties. No payments have been made to AAA in 1996, 1995 or 1994 for property management fees and the Company has no future obligations related to these costs.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $222,785, $232,378 and $131,077 were incurred and paid to AAA during 1996, 1995 and 1994, respectively.

For further information see Notes 4, 7 and 8 to the financial statements and see the MANAGEMENT AND AFFILIATE COMPENSATION section of the Company's Prospectus dated June 18, 1996.

                               PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  (1) Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets, December 31, 1996 and 1995 Consolidated Statements of Operations for the Years Ended December
           31, 1996, 1995 and 1994
         Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the Years Ended December
           31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements for the Years Ended
           December 31, 1996, 1995 and 1994

        (2)  Financial Statement Schedules: See (d) below

        (3)  Exhibits                       See (c) below

(b)          Reports on Form 8-K filed after September 30, 1996:

        (1) February 26, 1997 to report the formation of a joint venture to acquire a property subject to lease with Just For Feet, Inc.

(c)       Exhibits

     3 (i) Articles of Incorporation (included as Exhibit 3.1 of the Exhibits to Registration Statement No. 33-70654 of the Company and incorporated herein by reference).

     3 (ii) Articles of Amendment to the Articles of Incorporation (included as Exhibit 3 (ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     3 (iii) Amended and Restated By-Laws (included as Exhibit 3 (iii) of the
             Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     3 (iv)  Amended and Restated By-Laws, dated August 1, 1996.

     4 (a) Subscription Agreement and Signature Page-Order Form (included in Exhibit B to the Prospectus of Company dated March 17, 1994, contained in Registration Statement No. 33-70654 of Company and incorporated herein by reference).

     4 (b) Form of Sales Warrant (included as Exhibit 4.3 to Registration Statement No. 33-70654 of Company and incorporated herein by reference).

     10 (a) Omnibus Service Agreement by and between Company and American Asset Advisers Realty Corporation (included as Exhibit 10.2 of the Exhibits to Registration Statement No. 33-70654 of Company and incorporated herein by reference).

   10(b)(2) Lease between Ironwood Development Corporation, as landlord and Tandy Corporation, a Delaware corporation, dated August, 1991 (included as Exhibit 10 (b) (2) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(3) Assignment and Assumption of the Lease between Ironwood Development Corporation and American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10 (b) (1) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

   10(b)(4) Assignment of Guaranties and Warranties from Ironwood Development Corporation to American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(5) Real Estate Sales Agreement between America's Favorite Chicken Company and AAA Net Realty Fund X, Ltd., dated June 13, 1994 (included as Exhibit 10 (b) (5) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(6) Lease (the "AFCC Lease") between AAA Net Realty Fund X, Ltd., as landlord and America's Favorite Chicken Company, as tenant, dated June 13, 1994 (included as Exhibit 10 (b) (6) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(7)  Assignment of the Agreement and the Lease form AAA Net Realty
             Fund X, Ltd. to American Asset Advisers Trust, Inc (included as
             Exhibit 10 (b) (7) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(8)  First Amendment to AFCC Lease, dated July 22, 1994 (included as
             Exhibit 10 (b) (8) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(9) Agreement for Purchase and Sale of Real Estate (the "KCBB Contract") between KCBB, Inc. and AAA Net Realty Fund X, Ltd., dated October 12, 1994 (included as Exhibit 10 (b) (9) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(10) Lease (the "KCBB Lease") between KCBB, Inc., as landlord and Sound
             Warehouse, Inc., as tenant, dated November 19, 1993 (included as
             Exhibit 10 (b) (10) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(11) Guaranty of KCBB Lease by Blockbuster Entertainment Corporation
             (included as Exhibit 10 (b) (11) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(12) Amendment to the KCBB Contract (included as Exhibit 10 (b) (12) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(13) Joint Venture Agreement between the Company and AAA Net Realty
             Fund X, Ltd., dated October 27, 1994 (included as Exhibit 10 (b)
             (3) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

   10(b)(14) Assignment and Assumption of the Lease between KCBB, Inc. and AAA
             Joint Venture 94-1, dated November 11, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

   10(b)(15) Assignment from KCBB, Inc. to AAA Joint Venture 94-1, dated
             November 11, 1994 (included as Exhibit 10 (b) (15) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(16) Assignment from KCBB, Inc., to AAA Joint Venture 94-1 of warranties, dated November 11, 1994 (included as Exhibit 10 (b)
             (16) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(17) Agreement for Purchase and Sale of Real Estate (the KCBB
             Contract II") between KCBB, Inc. and the Company, dated August 9, 1995 (included as Exhibit 10 (b) (17) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(18) Lease (the "KCBB Lease II") between KCBB, Inc., as landlord and
             Blockbuster Music Retail, Inc., as tenant, dated August 9, 1995 (included as Exhibit 10 (b) (18) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(19) Amendment to Agreement for Purchase and Sale of Real Estate
             Assigning Agreement to AAA Joint Venture 95-2 (included as Exhibit 10 (b) (19) of the Exhibits to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(20) Joint Venture Agreement between the Company and AAA Net Realty
             Fund XI, Ltd., dated August 24, 1995 (included as Exhibit 10 (b)
             (20) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(21) Assignment and Assumption of the KCBB Lease II between KCBB, Inc.
             and AAA Joint Venture 95-2, dated September 12, 1995 (included as
             Exhibit 10 (b) (21) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(22) Assignment from KCBB, Inc. to AAA Joint Venture 95-2 of Contracts and Warranties, dated September 12, 1995 (included as Exhibit 10
             (b) (22) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(23) Agreement for the Purchase and Sale of Real Estate between Turner
             Adreac, L.C. and the Company, dated March 31, 1995 (included as
             Exhibit 10 (b) (23) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(24) Assignment of Rents, Leases and Profits from Turner Adreac, L.C.
             to American Asset Advisers Trust, Inc., dated March 31, 1995 (included as Exhibit 10 (b) (24) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(25) Lease (the "OneCare Lease") between Turner Adreac, L.C. and
             OneCare Health Industries, Inc., a Texas non-profit corporation, dated February 17, 1995 (included as Exhibit 10 (b) (25) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(26) Assignment and Assumption of the OneCare Lease between Turner
             Adreac, L.C. and American Asset Advisers Trust, Inc., dated September 26, 1995 (included as Exhibit 10 (b) (26) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(27) Assignment of Warranties from Turner Adreac, L.C. to the Company, dated September 26, 1995 (included as Exhibit 10 (b) (27) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(28) Agreement for Purchase and Sale of Real Estate between Company and Tucson Oracle Limited Partnership (AZ LP), dated January 19, 1996 (included as Exhibit 10 (b) (28) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

   10(b)(29) First Amendment to Agreement for the Purchase and Sale of Real
             Estate between Company and Tucson Oracle Limited Partnership (AZ
             LP), dated June 10, 1996.

   10(b)(30) Lease (the "Just For Feet Lease") between Cumberland America
             Development Company,Inc. and Just for Feet, Inc., dated August 10, 1995.

   10(b)(31) First Amendment to Just For Feet Lease, dated February 29, 1996.

   10(b)(32) Second Amendment to Just For Feet Lease, dated May 29, 1996.

   10(b)(33) Third Amendment to Just For Feet Lease, dated January, 1997.

   10(b)(34) Joint Venture Agreement between the Company and AAA Net Realty Fund
             X, Ltd. and AAA Net Realty Fund XI, Ltd., dated April 5, 1996.

   10(b)(35) Bill of Sale and Assignment between Tucson Oracle Limited
             Partnership and AAA Joint Venture 96-1, dated September 6, 1996.

   10(b)(36) Joint Venture Agreement between the Company and AAA Net Realty
             Fund XI, Ltd., dated August 8, 1996.

     11      Statement regarding computation of per share earnings.

     27      Financial Data Schedule.

Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 1997.

(d)     Financial Statements Schedules

        Schedule III - Real Estate Owned and Accumulated Depreciation


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the 25th of March 1997 by the undersigned, thereunto duly authorized.

                           American Asset Advisers Trust, Inc.

                           /s/ H. Kerr Taylor
                           H. Kerr Taylor, President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ H. Kerr Taylor                                            March 25, 1997
H. KERR TAYLOR
President, Chairman of the Board (Chief Executive
Officer and Chief Financial Officer) and Director


/s/ Robert S. Cartwright, Jr.                                 March 25, 1997
ROBERT S. CARTWRIGHT, JR., Director


/s/ George A. McCanse, Jr.                                    March 25, 1997
GEORGE A. McCANSE, JR., Director


/s/ L. Larry Mangum                                           March 25, 1997
L. LARRY MANGUM, Vice President and
Treasurer (Principal Accounting Officer)




                   ANNUAL REPORT ON FORM 10-K
              ITEMS 8, 14(a)(1) AND (2) AND 14(d)


               CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995
                           AND 1994


                 AND FINANCIAL STATEMENT SCHEDULE
               FOR THE YEAR ENDED DECEMBER 31, 1996


              AMERICAN ASSET ADVISERS TRUST, INC.


              AMERICAN ASSET ADVISERS TRUST, INC.
                 INDEX TO FINANCIAL STATEMENTS





                                                                        Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                            F-3
Consolidated Balance Sheets, December 31, 1996 and 1995                 F-4
Consolidated Statements of Operations for the Years Ended               F-5
    December 31, 1996, 1995 and 1994
Consolidated Statements of Shareholders' Equity                         F-6
    for the Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended       F-7 to  F-8
    December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements for the Years       F-9 to  F-14
     Ended December 31, 1996, 1995 and 1994



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated            F-15
Depreciation for the Year Ended December 31, 1996

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or relates notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
American Asset Advisers Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Asset Advisers Trust, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1997

               AMERICAN ASSET ADVISERS TRUST, INC.
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND 1995

ASSETS                                             1996                1995

CASH AND CASH EQUIVALENTS                     $   1,616,311       $ 1,564,961

ACCOUNTS RECEIVABLE                                   5,119                 -

PROPERTY:
  Escrow deposits                                    75,000                 -
  Land                                            4,634,941         2,152,103
  Buildings                                       4,435,713         4,436,074
                                                  9,145,654         6,588,177
  Accumulated depreciation                         (195,256)          (81,512)
TOTAL PROPERTY                                    8,950,398         6,506,665

NET INVESTMENT IN DIRECT FINANCING LEASES         3,151,797           582,753

OTHER ASSETS:
    Prepaid acquisition costs                        74,336            77,761
    Prepaid issuance costs                          101,399                 -
    Accrued rental income                            74,625            23,845
    Organization costs, net of accumulated
     amortization of $160,919 and $99,130,
      respectively                                  152,849           214,638

TOTAL OTHER ASSETS                                  403,209           316,244

TOTAL ASSETS                                 $   14,126,834       $ 8,970,623

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Accounts payable                         $       36,235       $    67,481
    Compensation payable                            150,000           150,000
    Security  deposit                                15,050            15,050

TOTAL  LIABILITIES                                  201,285           232,531

MINORITY INTEREST                                 3,631,847         1,596,169

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value,
     25,000,000 shares authorized,
      1,204,925 and 827,876 shares issued
       and outstanding, respectively                12,049              8,279
    Additional paid-in capital                  10,780,847          7,438,368
    Accumulated distributions in excess
     of earnings                                  (499,194)          (304,724)

TOTAL SHAREHOLDERS' EQUITY                      10,293,702          7,141,923

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  14,126,834        $ 8,970,623

See Notes to Consolidated Financial Statements


             AMERICAN ASSET ADVISERS TRUST, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                   1996               1995               1994
REVENUES
 RENTAL INCOME FROM OPERATING
  LEASES                         $  780,768      $  434,563     $      93,552
 EARNED INCOME FROM DIRECT
  FINANCING LEASES                  144,020          60,574            28,090
  INTEREST INCOME                   137,528         127,947            37,564

TOTAL REVENUES                    1,062,316         623,084           159,206

EXPENSES
 ADMINISTRATIVE                      37,910               -             2,954
 AMORTIZATION                        61,789          61,470            35,265
 COMPENSATION                             -         150,000                 -
 DEPRECIATION                       113,744          66,966            14,546
 DIRECTORS' FEES                     15,000          16,500            10,500
 INTEREST                             5,000               -                 -
 LEGAL AND PROFESSIONAL FEES         41,060          49,863             5,531
 PRINTING                             4,089           7,835                 -
 OTHER                               24,265          14,626             2,498

TOTAL EXPENSES                      302,857         367,260            71,294

INCOME  BEFORE MINORITY
 INTEREST IN NET INCOME OF
 CONSOLIDATED JOINT VENTURES        759,459         255,824            87,912

MINORITY INTEREST IN NET INCOME
 OF CONSOLIDATED JOINT VENTURES    (216,652)        (92,378)           (8,367)

NET INCOME                       $  542,807       $  163,446      $    79,545

NET INCOME PER SHARE:
 PRIMARY                         $      .51       $      .24      $       .32
 FULLY DILUTED                   $      .50

WEIGHTED AVERAGE COMMON &
 COMMON EQUIVALENT SHARES:
 PRIMARY                          1,066,353          672,794          251,768
 FULLY DILUTED                    1,329,494


See Notes to Consolidated Financial Statements


             AMERICAN ASSET ADVISERS TRUST, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             Accumulated
                                                             Distributions
                                Common       Additional      In Excess of
                                Stock     Paid-In-Capital    Earnings            Total

Balance at December 31, 1993     $   200  $    199,810       $   (2,395)       $   197,615

   Issuance of common stock        4,709     4,704,495                -          4,709,204

   Issuance costs                      -      (485,300)               -           (485,300)

   Distributions ($.35 per share)      -             -         (126,235)          (126,235)

   Net income                          -             -           79,545             79,545


Balance at December 31, 1994       4,909     4,419,005          (49,085)         4,374,829

   Issuance of common stock        3,370     3,366,175                -          3,369,545

   Issuance costs                      -      (346,812)               -           (346,812)

   Distributions ($.64 per share)      -             -         (419,085)          (419,085)

   Net income                          -             -          163,446            163,446


Balance at December 31, 1995       8,279     7,438,368         (304,724)         7,141,923

   Issuance of common stock        3,770     3,810,883                -          3,814,653

   Issuance costs                      -      (468,404)               -           (468,404)

   Distributions ($.71 per share)      -             -         (737,277)          (737,277)

   Net income                          -             -          542,807            542,807


Balance at December 31, 1996    $ 12,049   $10,780,847      $  (499,194)      $ 10,293,702


See Notes to Consolidated Financial Statements

             AMERICAN ASSET ADVISERS TRUST, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $   542,807    $   163,446    $    79,545
Adjustments to reconcile net income
 to net cash flows from operating
  activities:
   Amortization                              61,789         61,470         35,265
   Depreciation                             113,744         66,966         14,546
   Increase in minority interest            216,652         92,378          8,367
   Decrease (increase) in accounts
    receivable                               (5,119)            69            (69)
   Increase (decrease) in accounts
    payable                                 (31,246)        66,058          1,423
   Increase in compensation payable               -        150,000              -
   Increase in security deposits                  -         15,050              -
   Cash receipts from direct financing
    lease in excess of income recognized      1,017          2,980            100
   Increase in escrow deposits              (38,250)             -              -
   Increase in accrued rental income        (50,780)       (23,845)             -
   Increase in organization costs                 -        (20,355)      (234,595)

NET CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                    810,614        574,217        (95,418)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of real estate:
    Accounted for under the operating
     lease method                        (1,695,146)    (2,715,431)    (2,262,667)
    Accounted for under the direct
     financing lease method              (1,342,805)        (1,337)      (584,496)
Change in prepaid acquisition costs           3,425        (77,084)          (677)

NET CASH FLOWS USED IN INVESTING
    ACTIVITIES                           (3,034,526)    (2,793,852)    (2,847,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
     stock, net                           3,346,249      3,022,733      4,223,904
    Prepaid issuance costs                 (101,399)             -              -
    Distributions paid to shareholders     (737,277)      (419,085)      (126,235)
    Distributions to minority interest
     partners                              (232,311)      (104,639)       (10,016)

NET CASH FLOWS PROVIDED BY FINANCING
    ACTIVITIES                            2,275,262      2,499,009      4,087,653

NET INCREASE IN CASH & CASH EQUIVALENTS      51,350        279,374      1,144,395

CASH & CASH EQUIVALENTS, beginning of
  period                                  1,564,961      1,285,587        141,192

CASH & CASH EQUIVALENTS, end of period  $ 1,616,311    $ 1,564,961    $ 1,285,587

See Notes to Consolidated Financial Statements

             AMERICAN ASSET ADVISERS TRUST, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     1996           1995           1994
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:

   Escrow deposit contributed by
    partner of the consolidated
     joint ventures               $    36,750    $        -    $          -

   Minority owners share of real
    estate acquired:
    Accounted for under the
     operating lease method       $   787,331    $  874,943    $    735,136
    Accounted for under the
     direct financing lease
      method                        1,227,256             -               -
       Total minority owners
        share of real estate
         acquired                  $2,014,587    $  874,943    $    735,136


See notes to Consolidated Financial Statements.

             AMERICAN ASSET ADVISERS TRUST, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The Company is in the process of registering shares of common stock for issuance upon the exercise of the outstanding warrants. The warrants are exercisable at $9 per share between March 17, 1997 and March 16, 1998. As of December 31, 1996, 504,126 warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998, unless terminated earlier. As of December 31, 1996, 176,672 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,204,925 shares.

The Company was formed to acquire commercial and industrial real estate properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of the properties is managed by AAA, a related party.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its four controlled joint ventures with related parties.

BASIS OF ACCOUNTING

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

REAL ESTATE

Real estate is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating lease method or the direct financing lease method.

Under the operating lease method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property. Under the direct financing lease method, properties are recorded at their net investment (see Note 3). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

The Company's lease agreements do not provide for contingent rentals.

The Company obtains an appraisal on each property prior to a property's acquisition and also performs an annual valuation update to evaluate potential impairment for each property for which an appraisal is older than twelve months. This valuation is based on capitalization of income for each property, a review of current market conditions and any significant events or factors which would indicate a potential impairment to the value of a property.

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years.

ORGANIZATION COSTS

Organization costs incurred in the formation of the Company are amortized on a straight-line basis over five years.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

No cash was paid for interest during 1996, 1995 or 1994.

FEDERAL INCOME TAXES

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

NET INCOME PER SHARE

The number of shares used in primary net income per share calculations are based on the weighted average number of shares of common stock outstanding. The number of shares used in the fully diluted net income per share calculations are based on the weighted average number of shares of common stock outstanding and the assumption that the warrants were exercised using the treasury stock method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying value of financial instruments consisting of cash, cash equivalents, accounts receivable and liabilities approximates their fair value.

2. OPERATING LEASES

A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December
31, 1996 is as follows:

                  1997                          $     932,543
                  1998                          $     936,961
                  1999                          $     963,178
                  2000                          $     988,006
                  2001                          $     997,043
                  2002-2016                     $   6,469,568

3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 1996 and 1995 included:

                                           1996                1995
   Minimum lease payments receivable       $ 7,441,043         $ 1,383,086
   Unguaranteed residual value               1,557,904             289,209
   Less: Unearned income                     5,847,150           1,089,542

                                           $ 3,151,797         $   582,753

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases are summarized as follows:

                  1997                          $   330,229
                  1998                          $   330,229
                  1999                          $   333,165
                  2000                          $   336,590
                  2001                          $   343,251
                  2002-2016                     $ 5,767,559

4. MINORITY INTEREST

On September 23, 1996, the Company formed a joint venture, AAA Joint Venture 96-2, with AAA Net Realty Fund XI, Ltd., an affiliated partnership. The joint venture was formed for the purpose of acquiring a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, will construct a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%. The minority interest is 49%.

On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. The minority interest is 48.1%.

On September 12, 1995, the Company formed a joint venture, AAA Joint Venture 95-2, with AAA Net Realty Fund XI, Ltd., an affiliated partnership, for the purpose of acquiring a property in Wichita, Kansas on lease to Blockbuster Music Retail, Inc.
The Company's interest in the joint venture is 51%. The minority interest is 49%.

On October 27, 1994, the Company formed a joint venture, AAA Joint Venture 94-1, with AAA Net Realty Fund X, Ltd., an affiliated partnership, for the purpose of acquiring a property in Independence, Missouri on lease to Blockbuster Music Retail, Inc. The Company's interest in the joint venture is 54.84%. The minority interest is 45.16%.

5. MAJOR TENANTS

The Company's operations are all related to the acquisition and leasing of commercial real estate properties.  The following schedule summarizes rental income by lessee for 1996, 1995 and
1994 under both operating lease and direct financing lease
methods of accounting:
                                     1996          1995                 1994
Tandy Corporation
(Mesquite, Texas)                 $ 108,900         $ 108,903      $   59,290

America's Favorite Chicken
Company (Smyrna, Georgia)         $  91,875*        $  94,118      $   40,173

Blockbuster Music Retail, Inc.
(Independence, Missouri
  and Wichita, Kansas)            $ 377,901         $ 238,906      $   22,179

OneCare Health Industries, Inc.
(Houston, Texas)                  $ 201,638         $  53,210      $       -

Just For Feet, Inc.
(Tucson, Arizona)                 $ 123,244         $       -      $       -

Bank United (The Woodlands,
Texas and Houston, Texas)         $  21,230         $       -      $       -

  Total                           $ 924,788         $ 495,137      $ 121,642

   * Decrease resulted from recognition of earned income under the direct financing lease method of accounting.
          Rental payments received remained unchanged from 1995.

6. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences and to certain organization costs which are amortized for financial reporting purposes only.

For income tax purposes, distributions paid to shareholders
consist of ordinary income, capital gains and return of capital as follows:
                              1996             1995             1994
Ordinary Income         $   545,967       $   342,210       $   105,456

Capital gains                     -                 -                 -

Return of capital           191,310            76,875            20,779

                        $   737,277       $   419,085       $   126,235

7. RELATED PARTY TRANSACTIONS

20,001 Shares of the Company's stock are owned by AAA. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. $37,910 and $2,954 were incurred and paid to AAA during 1996 and 1994, respectively, for such services.

Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. The costs to organize the Company have been capitalized as Organization Costs. For the year ended December 31, 1994, $58,110 in reimbursements had been incurred and paid to AAA. In addition, $98,494 and $64,848 of costs were incurred by AAA in 1996 and 1995, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs. $9,256 of these costs were owed to AAA at December 31, 1995.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $222,785, $232,378 and $131,077 were incurred and paid to AAA during 1996, 1995 and 1994, respectively.

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 Board meeting. As of the termination of the initial public offering in March 1996, the Company had sold in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of December 31, 1996, $5,000 of interest has been accrued related to this note.

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

In accordance with the terms of the Company's public offering, up to 15% of the gross offering proceeds will be used to pay aggregate selling commissions and other issuance costs incurred by the Company. Any excess costs incurred by the Company are the obligation of AAA. At December 31, 1996, $101,399 of such costs had been incurred by the Company in excess of the amount allowed from the offering proceeds. AAA's obligation to fund such costs is dependent upon future proceeds from the public offering.

See Note 4 for joint venture agreements with related parties.

8. PROPERTY ACQUISITIONS IN 1996

On December 11, 1996, the Company purchased real estate located in Houston, Texas for $849,462. The property is a tract of undeveloped land on which the tenant, Bank United, intends to construct a branch bank. The lease agreement is for fifteen years, however the tenant has the option to renew the lease for one additional term of five years. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $5,119 of rental income from Bank United for 1996.

On December 11, 1996, the Company entered into an agreement with SCC Baton Rouge JFF, Ltd. for the purchase of a property to be constructed in Baton Rouge, Louisiana. The property will be acquired subject to a lease with Just For Feet, Inc. The purchase price for the property will total approximately $2,670,000 and will be paid with funds raised from the Company's stock offering (See Note 1) and through a joint venture with a related party.

On September 23, 1996, the Company purchased a 51% interest in real estate located in The Woodlands, Texas through a joint venture with a related party for the purchase price of $270,300. The property is a tract of undeveloped land on which the tenant, Bank United, will construct a branch bank. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for one additional term of five years. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $16,111 of rental income from Bank United for 1996.

On September 11, 1996, the Company acquired a 51.9% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with two related parties for the purchase price of $1,918,189. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease. The Company recorded $123,244 of income from Just For Feet for 1996.

As no buildings had previously been constructed on any of the properties acquired by the Company during 1996, the rental income received by the Company from these properties represents the initial results of operations. Consequently, no pro-forma information is presented.


AMERICAN ASSET ADVISERS TRUST, INC.
SCHEDULE III - CONSOLIDATED REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                                                   LIFE ON WHICH
                                                                                                                    DEPRECIATION
                                                                       COST AT                                     IN LATEST
PROPERTY                 ENCUM-                       IMPROVE-    LOSE OF YEAR   ACCUMULATED  DATE OF   DATE   INCOME STMT.
DESCRIPTION              BRANCES   BUILDING     LAND  MENTS    BUILDING    LAND  DEPRECIATION CONSTR. ACQUIRED IS COMPUTED
PROPERTIES INVESTED IN
UNDER OPERATING LEASES

Radio Shack
  Retail Store, Texas        $0       $788,330   $337,856      $0   $788,330   $337,856      $51,324     N/A   06-15-94   39 Years

Church's Chicken
  Restaurant, Georgia        $0             $0   $251,071      $0         $0   $251,071         N/A      N/A   07-22-94     N/A

Blockbuster Music
  Store, Missouri            $0       $490,747 $1,145,410      $0   $490,747 $1,145,410      $62,388     N/A   11-14-94   39 Years

OneCare Health
  Industries, Inc., Texas    $0     $1,246,560   $534,240      $0 $1,246,560   $534,240      $39,954     N/A   09-26-95   39 Years

Blockbuster Music
  Store, Kansas              $0     $1,255,774   $538,189      $0 $1,255,774   $538,189      $41,590     N/A   09-12-95   39 Years

Just For Feet
  Store, Arizona             $0             $0 $1,100,910      $0         $0 $1,100,910         N/A      N/A   09-11-96     N/A

Bank United,
  Woodlands, Texas           $0             $0   $531,693      $0         $0   $531,693         N/A      N/A   09-23-96     N/A

Bank United,
  Houston, Texas             $0             $0   $849,874      $0         $0   $849,874         N/A      N/A   12-11-96     N/A

      Total                  $0     $3,781,411 $5,289,243      $0 $3,781,411 $5,289,243    $195,256

PROPERTY INVESTED IN UNDER
DIRECT FINANCING LEASE

Church's Chicken
  Restaurant, Georgia        $0       $585,833         $0      $0   $585,833         $0     (2)          N/A   07-22-94     N/A

Just For Feet
  Store, Arizona             $0     $2,571,259         $0      $0 $2,571,259         $0     (2)          N/A   09-11-96     N/A

      Total                  $0     $3,157,092         $0      $0 $3,157,092         $0     (2)


                                       DIRECT
                           OPERATING  FINANCING
(1)Balance at               LEASES      LEASE
  December 31, 1995      $6,588,177   $585,833


Additions during 1996:
 Acquisitions through
  foreclosure                    $0         $0
 Other acquisitions      $2,482,477 $2,571,259
 Improvements                    $0         $0
Deductions during 1996:
 Cost of real estate sold        $0         $0
 Other                           $0         $0

Balance at
  December 31, 1996      $9,070,654 $3,157,092

<F1>
(2) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.
<F2>
(3) The aggregate cost of all properties for Federal Income Tax purposes is $12,227,746 at December 31, 1996.

                                F-15


                                                           Exhibit 3 (iv)

                   AMENDED AND RESTATED BYLAWS

                                OF

               AMERICAN ASSET ADVISERS TRUST, INC.


                            ARTICLE I

                             Offices

     Section 1.01 Principal Office. The Company's principal office in the State of Maryland shall be in the City of Baltimore, State of Maryland.

     Section 1.02 Principal Executive Office. Unless otherwise determined from time to time by the Board of Directors, the principal executive office of the Company shall be in the City of Houston, State of Texas.

     Section 1.03 Other Offices. The Company may also have offices at such other places both in and out of the State of Maryland as the Board of Directors may from time to time determine or the business of the Company may require.


                            ARTICLE II

                     Meetings of Stockholders

     Section 2.01 Place of Meetings. Meetings of the stockholders shall be held at the office of the Company in the City of Houston and State of Texas, or at any other place within the United States as shall be designated from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver of notice hereof.

     Section 2.02  Annual Meetings.   Annual meetings of Stockholders shall
be held on such date and time as shall be fixed by the Board of Directors and stated in the notice of meeting, but in no event less than thirty (30) days nor more than sixty-one (61) days following the distribution of the Annual Report to the Stockholders of the Company pursuant to Section 7.03 hereof, at which the Stockholders shall elect a Board of Directors and may transact any business within the powers of the Company. Any business of the Company may be transacted at the annual meeting without being specially designated in the notice, except such business as is specifically required by law to be stated in the notice.

     Section 2.03 Special Meetings. At any time in the interval between annual meetings, special meetings of the Stockholders, unless otherwise provided by law or by the Charter, may be called by a majority of the Board of Directors, a majority of the Independent Directors (as defined in Section
3.01 hereof), or the President or upon the written request of the holders of shares representing not less than ten percent (10%) of the outstanding shares entitled to vote at the meeting. Such written request shall be given in person or by mail and state the purpose or purposes of the proposed meeting, and the matters proposed to be acted upon at such meeting. No special meeting need be called upon the request of the holders of less than a majority of all votes entitled to be cast at such meeting to consider any matter which is substantially the same as a matter voted upon at any special meeting of the Stockholders held during the preceding twelve (12) months. Business transacted at any special meeting of Stockholders shall be limited to the purposes stated in the notice.

     Section 2.04 Notice of Meetings. Not less than ten (10) nor more than ninety (90) days before the date of every meeting of Stockholders, the Secretary shall give to each Stockholder entitled to vote at such meeting, and to each Stockholder not entitled to vote who is entitled by law to notice, written or printed notice stating the time and place of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, either by mail or by delivering it to him personally or by leaving it at his residence or usual place of business. If mailed, such notice shall be deemed to be given when deposited in the United States mail, postage prepaid, addressed to the Stockholder at his post office address as it appears on the records of the Company.

     In the case of a special meeting of Stockholders convened at the request of Stockholders, as provided for in Section 2.03 above, the notice herein provided for shall be given by the Secretary, in the manner herein provided, within ten (10) days after receipt of such request of Stockholders. Such a special meeting shall be held not less than fifteen (15) nor more than sixty
(60) days after receipt of the request of Stockholders. Such meeting shall be held at the place and time specified in the request or, if none is specified, at a place and time reasonably believed by the Directors to be convenient to a majority of the Stockholders.

     Section 2.05 Quorum. At any meeting of Stockholders, the presence in person or by proxy of Stockholders entitled to cast a majority of the votes shall constitute a quorum; but this Section shall not affect any requirement of law or under the Company's Charter for the vote necessary for the adoption of any measure. If, however, such quorum shall not be present or represented at any meeting of the Stockholders, a majority of the Stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 2.06 Voting. A majority of the votes cast at a meeting of Stockholders, duly called and in which a quorum is present, shall be sufficient to take or authorize action upon any matter which may properly come before the meeting, unless more than a majority of the votes cast is required by law or by the Company's Charter or by these By-Laws. Except in the election of Directors, which shall be by written ballot, or unless required by statute or by these Bylaws or demanded by Stockholders present in person or represented by proxy entitled to cast twenty-five percent (25%) of the votes entitled to be cast at a meeting, any vote of Stockholders need not be by written ballot. On a vote by written ballot, each ballot shall be signed by the Stockholder or his proxy and shall state the number of shares voted.

     Unless any statute or the Company's Charter provide otherwise, each outstanding share of stock having voting power shall be entitled to one vote on each matter submitted to a vote at a meeting of Stockholders and will be fully paid and non-assessable by the Company when the share is issued and paid for. A Stockholder may vote only the shares owned by him as shown on the record of Stockholders of the Company as of the record date determined pursuant to Section 6.05 hereof or pursuant to applicable law. All persons who were holders of record of shares at such time, and no others, shall be entitled to vote at such meeting and any adjournment thereof. A Stockholder may vote the shares owned of record by him either in person or by proxy executed in writing by the Stockholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from its date, unless otherwise provided in the proxy. At all meetings of Stockholders, unless the voting is conducted by inspectors, all questions relating to the qualification of voters and the validity of proxies and the acceptance or rejection of votes shall be decided by the Chairman of the meeting.

     A majority of the then outstanding shares may, without the necessity for concurrence by the Directors, vote to:

     (a)  amend the Bylaws;

     (b)  terminate the Company;

     (c)  remove the Directors.

     With respect to shares owned by the Advisor, the Directors, or any Affiliates, neither the Advisor, nor the Directors, nor any Affiliate may vote or consent on matters submitted to the Stockholders regarding the removal of the Advisor, Directors, or any Affiliate or any transaction between the Company and any of them. In determining the requisite percentage in interest of Shares necessary to approve a matter on which the Advisor, Director and any Affiliate may not vote or consent, any Shares owned by any of them shall not be included.

     Section 2.07 Organization and Order of Business. At each meeting of the Stockholders, the Chairman of the Board of Directors, or in his absence or inability to act, the President, or in the absence or inability to act of the Chairman of the Board and the President, a Vice President, shall act as Chairman of the meeting. The Secretary, or in his absence or inability to act, any person appointed by the Chairman of the meeting, shall act as Secretary of the meeting and keep the minutes thereof. The order of business at all meetings of the Stockholders shall be as determined by the Chairman of the meeting.

     Section 2.08 Inspectors. The Board of Directors may, in advance of any meeting of Stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If the inspectors shall not be so appointed or if any of them shall fail to appear or act, the Chairman of the meeting may, and at the request of any Stockholder entitled to vote thereat shall, appoint inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath to execute faithfully the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election of a vote with fairness to all Stockholders. On request of the Chairman of the meeting, any Stockholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No Director or candidate for the office of Director shall act as inspector of an election of Directors. Inspectors need not be Stockholders.

     Section 2.09 Action Without Meeting. Except as otherwise provided by statute or the Charter, any action required or permitted to be taken at any meeting of Stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth such action, is signed by all the Stockholders entitled to notice of a meeting of Stockholders but not to vote thereat have waived in writing any rights which they may have to dissent from such action, and such consent and waiver are filed with the records of Stockholders' meetings.


                           ARTICLE III

                            Directors

     Section 3.01 Number, Election and Term. The number of Directors of the Company shall be three (3). By vote of a majority of the entire Board of Directors, the number of Directors fixed by the Company's Charter or by these Bylaws may from time to time be increased or decreased, but may not at any time exceed nine (9) nor be less than three (3); provided, however, that the tenure of office of a Director shall not be affected by any decrease or increase in the number of Directors so made by the Board. At all times that the Company intends to be qualified as a real estate investment trust under the Internal Revenue Code, a majority of the Board of Directors shall be Independent Directors (as hereinafter defined). Each Director shall have had at least three (3) years of relevant experience demonstrating the knowledge and expedience required to acquire and manage the Company's properties. At least one (1) of the Independent Directors shall have three (3) years actual direct experience in acquiring or managing properties similar to those acquired by the Company for his own account or as an agent. For purposes of these Bylaws, "Independent Director" shall mean a Director of the Company who is not employed by, or receiving any compensation (other than Director's fees and reimbursed expenses) from or otherwise affiliated with, the Company and any affiliate, and who is not affiliated, directly or indirectly, with any person(s) or entity, if any, responsible for directing and performing the day-to-day business affairs of the Company (the "Advisor"), whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer or Director of, such Advisor or an affiliated business entity of such Advisor. A Director shall not be considered independent who serves as a Director of more than three
(3) real estate investment trusts organized by the Company or its affiliates or has been associated with the Company or its Advisor or Affiliates directly or indirectly, within the previous two (2) years. Until the first annual meeting of Stockholders or until successors are duly elected and qualified, the Board shall consist of the persons named as such in the Company's Charter. At the first annual meeting of Stockholders and at each annual meeting thereafter, the Stockholders shall elect Directors to hold office until the next annual meeting or until their successors are elected and qualify. Directors may be re-elected by the Stockholders. Directors need not be Stockholders in the Company. Stockholders wanting to nominate a person for election as a Director shall deliver written notice of such nomination at least ninety (90) days prior to an annual meeting of Stockholders and within seven (7) days following the date on which notice of a special meeting of Stockholders to elect Directors is first given to Stockholders.

     Section 3.02 Powers. The business and affairs of the Company shall be managed in accordance with the Charter and these Bylaws under the direction of its Board of Directors and where applicable, the Independent Directors, which may exercise all of the powers of the Company, except such as are by law or by the Company's Charter or by these Bylaws conferred upon or reserved to the Stockholders. At, or before, the first meeting of Directors, the Bylaws of the Company shall be reviewed and ratified by a majority of the Directors and Independent Directors.

     Section 3.03 Vacancies. Any vacancy occurring in the Board of Directors for any cause other than by reason of an increase in the number of Directors, may subject to the provisions of Section 3.08, be filled by a majority of the remaining members of the Board of Directors, although such majority is less than a quorum; provided, however, that if the Company has sought to qualify as a real estate investment trust and in accordance with Section 3.01, a majority of the Board of Directors are required to be Independent Directors, then Independent Directors shall nominate replacements for vacancies among the Independent Directors. Any vacancy occurring by reason of the removal of a Director by the Stockholders may be filled by a vote of the holders of a majority of the shares entitled to vote for the election of Directors. Any vacancy occurring by reason of an increase in the number of Directors may be filled by action of a majority of the entire Board of Directors. If the Stockholders of any class or series are entitled separately to elect one or more Directors, a majority of the remaining Directors elected by that class or series or the sole remaining Director elected by that class or series may fill any vacancy among the number of Directors elected by that class or series. A Director elected by the Board of Directors to fill a vacancy shall be elected to hold office until the next annual meeting of Stockholders or until his successor is elected and qualifies.

     Section 3.04 Resignations. Any Director or member of a committee may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, or if no time is specified, at the time of the receipt by the Chairman of the Board, the President or the Secretary. The acceptance of a resignation shall not be necessary to make it effective.

     Section 3.05 Fiduciary Duty of the Directors. The Directors shall be charged with a fiduciary duty to the Company and Stockholders and shall also have a fiduciary duty to the Stockholders to supervise the relationship of the Company with the Advisor. The Directors shall devote such time to the affairs of the Company as they, within their sole discretion, exercised in good faith, determine to be necessary for the benefit of the Company and the Stockholders of the Company.

     Section 3.06 The Board of Directors may appoint from among its members an Executive Committee, an Audit Committee and other committees comprised of one
(1) or more Directors. In the case of any committee comprised of less than three
(3) individuals, such individuals must all be Independent Directors (as defined in Section 3.01). In the case of any committee comprised of three or more individuals, a majority of the members of any committees so appointed shall be Independent Directors. The Board of Directors may delegate to any committee of the powers of the Board of Directors except the power to declare dividends or distributions on stock, recommend to the Stockholders any action which requires Stockholder approval, amend the By-Laws, approve any merger or share exchange or issue stock. However, if the Board of Directors is given general authorization for the issuance of stock, a committee of the Board, in accordance with the general formula or method specified by the Board of Directors by resolution or by adoption of stock option plan, may fix the terms of stock subject to classification or reclassification and the terms on which any stock may be issued. Notice of committee meetings shall be given in the same manner as notice for special meetings of Board of Directors.

For any committee comprised of less than three (3) individuals, all of the members of any such committee shall be present in person at any meeting of such committee in order to constitute a quorum for the transaction of business at such meeting, and the unanimous act of those present shall be the act of such committee. For any committee comprised of three or more individuals, one-third (1/3), but not less than two (2), of the members of any committee shall be present in person at any meeting of such committee in order to constitute a quorum for the transaction of business at such meeting, and the act of a majority of those present shall be the act of such committee. The Board of Directors may designate a Chairman of any committee and such Chairman, or, in the case of a committee with two or more members, any two (2) members of any such committee may fix the time and place of its meetings unless the Board shall otherwise provide. In the absence or disqualification of any member of any such committee, the members thereof present at any meeting any not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another Director to act at the meeting in the place of such absent or disqualified member; provided, however, that in the event of the absence or disqualification of an Independent Director, such appointee shall be an Independent Director.

Each committee shall keep minutes of its proceedings and shall report the same to the Board of Directors at the meeting next succeeding and any action taken by the committees shall be subject to revision and alteration by the Board of Directors, provided that no rights of third persons shall be affected by any such revision or alteration.

Subject to the provisions hereof, the Board of Directors shall have the power at any time to change the membership of any committee, to fill all vacancies, to designate alternate members, to replace any absent or disqualified member, or to dissolve any committee.

     Section 3.07 Meetings of the Board of Directors. Meetings of the Board of Directors, regular or special, may be held at any place in or out of the State of Maryland as the Board may from time to time determine or shall be specified in the notice of such meeting.

     The initial meeting of the Board of Directors shall be held as soon as practicable after the Company has been duly formed in accordance with Maryland law. The first meeting of each newly elected Board of Directors shall be held as soon as practicable after the annual meeting of the Stockholders at which the Directors were elected. The meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the Directors as provided in Article IV, except that no notice shall be necessary if such meeting is held immediately after the adjournment and at the site of the annual meeting of Stockholders.

     Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the Board of Directors.

     Special meetings of the Board of Directors may be called at any time by two
(2) or more Directors or by a majority of the members of the executive committee, if one be constituted, in writing with or without a meeting of such committee or by the Chairman of the Board or the President.

     Notice of the place and time of every special meeting of the Board of Directors shall be delivered by the Secretary to each Director either personally or by telephone, telegram or telegraph, or by leaving the same at his residence or usual place of business at least forty-eight (48) hours before the time at which such meeting is to be held, or by first class mail, at least three (3) days before the day on which such meeting is to be held. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the Director at his post office address as it appears on the records of the Company, with postage thereon prepaid. For purposes of the Notice requirements provided for herein, the initial meeting of the Board of Directors following the formation of the Company shall be deemed to be a special meeting of the Board of Directors.

     Section 3.08 Quorum and Voting. At all meetings of the Board, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the action of a majority of the Directors present at any meeting at which a quorum is present shall be the action of the Board of Directors unless the concurrence of a greater proportion, or the concurrence of a majority of the Independent Directors is required for such action by law, the Company's Charter or these Bylaws. If a quorum shall not be present at any meeting of Directors, the Directors present may, by a majority vote, adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Without concurrence of a majority of the outstanding Shares entitled to vote, the Directors may not:

     (a) amend the Bylaws, except for amendments which do not adversely affect the rights, preferences and privileges of Stockholders including amendments to provisions relating to, Director qualifications, fiduciary duty, liability and indemnification, conflicts of interest, investment policies or investment restrictions;

     (b) sell all or substantially all of the Company's assets other than in the ordinary course of the Company's business or in connection with liquidation and dissolution;

     (c)  cause the merger or other reorganization of the Company; or

     (d) dissolve or liquidate the Company, other than before the initial investment in property.

     Notwithstanding the first paragraph of this Section 3.08, any action pertaining to a transaction involving the Company in which any Advisor, any Director or officer of the Company or any affiliate or any of the foregoing persons has an interest ("Inside Transaction") shall specifically be approved with respect to any isolated transactions or generally be approved with respect to any series of similar transactions, by a majority of the members of the Board of Directors, including a majority of the Independent Directors who are not parties to and have no financial interest in such Inside Transaction and who are not affiliates of such interested party, even if such Directors constitute less than a quorum. Any deadlock in voting by the Independent Directors shall result in disapproval of the Inside Transaction with respect to which the voting was conducted.

     Subject to the provisions contained in Section 3.13(o), in approving any contract, joint venture or other transaction or series of transactions between the Company and the Advisor, any Director or officer of the Company or any affiliate of such persons, a majority of the Directors including a majority of the Independent Directors must determine that:

     (a) the contract, joint venture or other transaction as contemplated is fair and reasonable to the Company and its Stockholders and on terms and conditions no less favorable to the Company than those available from unaffiliated third parties;

     (b) if an acquisition of property other than mortgage loans is involved, the total consideration for the property being acquired is not in excess of the appraised value of such property as stated in an appraisal by a qualified independent real estate appraiser selected by the Independent Directors, which shall be obtained by the Company prior to any such acquisition, and if the price is in excess of the cost of the asset to such seller thereof, the Independent Directors shall determine that substantial justification for such excess exists and that such excess is not unreasonable;

     (c) if the transaction involves compensation to any Advisor or its affiliates for services rendered in a capacity other than contemplated by the Advisory arrangements, such compensation, to the knowledge of the Directors, is not greater than the customary charges for comparable services between unaffiliated persons; and

     (d) if the transaction involves the making of loans or the borrowing of money, the transaction is fair, competitive, and commercially reasonable and no less favorable to the Company than loans between unaffiliated lenders and borrowers under the same circumstances.

     The foregoing voting provisions shall not be changed without the approval of the holders of a majority of outstanding shares.

     Section 3.09 Organization. The Chairman of the Board shall preside at each meeting of the Board of Directors, or in the absence or inability of the Chairman of the Board to preside at a meeting, the Vice-Chairman, or in his absence or inability to act, another Director chosen by a majority of the Directors present, shall act as Chairman of the meeting and preside thereat. The Secretary (or, in his absence or inability to act, any person appointed by the Chairman of the meeting) shall act as Secretary of the meeting and keep the minutes thereof.

     Section 3.10 Meeting by Conference Telephone. Members of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

     Section 3.11 Action Without Meeting. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if a written consent to such action is signed by all members of the Board of Directors or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

     Section 3.12 Compensation of Directors. The Company shall pay each Director a fee of $500 for attendance in person or by telephone at each regular or special meeting of the Board of Directors. In addition, the Company shall reimburse the Directors for their actual costs and travel expenses incurred in connection with their duties as Directors of the Company.

     Section 3.13 Investment Policies and Restrictions. It shall be the duty of the Board of Directors to ensure that the purchase, sale, retention and disposal of the Company's assets, and the investment policies of the Company and the limitations thereon or amendments thereto are at all times:

     (a) consistent with such policies, limitations and restrictions as are contained in this Section 3.13, or recited in the Registration Statement on Form S-11 (the "Registration Statement") filed with the Securities and Exchange Commission in connection with this Company's initial offering of common stock (the "Initial Offering"); and

     (b) in compliance with the restrictions applicable to real estate investment trusts pursuant to the Internal Revenue Code of 1954, as amended.

     The Company shall not:

     (a) Invest more than ten percent (10%) of its total assets in unimproved real property or mortgage loans on unimproved real property.

     (b) Invest in commodities or commodity future contracts. Such limitation is not intended to apply to future contracts, when used solely for hedging purposes.

     (c) Make or invest in loans to the Sponsor, Advisor, Director, or any affiliate thereof, except to wholly owned subsidiaries of the Company or except as provided for as follows: The Company may not make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property except for construction loans for the construction of improvements on properties acquired by the Company that are already leased to qualifying tenants and those loans insured or guaranteed by a government or government agency. In cases in which a majority of the Independent Directors so determine, and in all cases in which the transaction is with the Advisor, Directors or affiliates thereof, such an appraisal must be obtained from an independent expert concerning the underlying property. This appraisal shall be maintained in the Company's records for at least five years, and shall be available for inspection and duplication by any Stockholder. In addition to the appraisal, a mortgagee's or owner's title insurance policy or commitment as to the priority of the mortgage or the condition of the title must be obtained. Further, the Advisor and Stockholders shall observe the following policies in connection with investing in or making mortgage loans:

          (1) The Company shall not invest in real estate contracts of sale, otherwise known as land sale contracts, unless such contracts of sale are in recordable form and appropriately recorded in the chain of title.

          (2) The Company shall not make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including the loans of the Company, would exceed an amount equal to eighty-five percent (85%) of the appraised value of the property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria. For purposes of this subsection, the "aggregate amount of all mortgage loans outstanding on the property, including the loans of the Company," shall include all interest (excluding contingent participation in income and/or appreciation in value of the mortgaged property), the current payment of which may be deferred pursuant to the terms of such loans, to the extent that deferred interest on each loan exceeds five percent (5%) per annum of the principal balance of the loan.

          (3) The Company shall not make or invest in any mortgage loans that are subordinate to any mortgage or equity interest of an Advisor, Directors or any affiliate of the Company.

          (4) The Company shall not invest in real estate mortgages, other than purchase money mortgages acquired by the Company in connection with one or more of its properties.

     (d)  Issue redeemable equity securities.

     (e) Issue debt securities unless the historical debt service coverage (in the most recently completed fiscal year) as adjusted for known changes is sufficient to properly service that higher level of debt.

     (f) Issue warrants options, or similar evidences of a right to buy its securities, unless (i) issued to all of its security holders ratably,
          (ii) as part of a financing arrangement, or (iii) as part of a stock option plan to directors, officers or employees of the Company which meets the conditions of Section 260.140.41, Title 10, California Code of Regulations.

     (g) Issue of its shares on a deferred payment basis or other similar arrangement.

     (h) Invest in any mortgage loans that are subordinate to any liens or other indebtedness on a property if the effect of such mortgage loans would be to cause the aggregate value of all such subordinated indebtedness to exceed twenty-five percent (25%) of the Company's tangible assets.

     (i) Invest in the equity securities of any non-governmental issue, including other real estate investment trusts or limited partnerships for a period in excess of eighteen (18) months, unless approved by a majority of the Directors, including a majority of the Independent Directors.

     (j) Sell any of its properties to the Advisor, affiliates of the Advisor or any Director or affiliates of the Company.

     (k) Engage in any short sales of securities or trading, as distinguished from investment activities.

     (l) Engage in underwriting or the agency distribution of securities issued by others.

     (m) Acquire securities in any company holding investment or engaging in activities in which the Company is prohibited to invest or engage.

     (n) Invest more than ten percent (10%) of its total assets in second mortgages, excluding wrap-around type second mortgage loans.

     (o) Without the approval of a majority of the Directors, including a majority of the Independent Directors, enter into joint contracts with third parties. If a joint venture is entered into with another publicly registered entity sponsored by the Advisor or affiliates of the Advisor, the following conditions must be satisfied:

          (i) The Company will invest only in a joint venture having investment objectives comparable to the Company's and the investment by each party to the joint venture must be on substantially the same terms and conditions; provided, however, the Company shall own more than fifty percent (50%) of any joint venture between it and its Sponsor or Affiliate;

          (ii) The Company may not pay more than once, directly or indirectly, for the same services and may not act indirectly through any such joint venture if the Company would be prohibited from doing so directly because of restrictions contained herein; and

         (iii) In the event of a proposed sale of the property initiated by the other joint venture partner, the Company must have a right of first refusal to purchase the other party's interest.

     (p)  Issue securities senior to the common stock of the Company.

     (q) Invest in the securities of other issuers for the purpose of exercising control.

     (r) Invest in the securities of or interests in persons or other entities engaged in real estate activities, except as otherwise permitted in connection with permissible joint venture investments with another entity.

     (s) Invest in equity securities unless a majority of Directors, including a majority of Independent Directors, not otherwise interested in such transaction approve the transaction as being fair, competitive and commercially reasonable.

     The Company does not intend to invest in the securities of other issuers for the purposes of exercising control, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, to repurchase or otherwise reacquire shares of the Company except as may be necessary to maintain qualification as a real estate investment trust, to issue senior securities or to make loans to other persons except tenants (typically for improvements to leased premises).

     The Directors shall review the borrowings of the Company quarterly for reasonableness in relation to the Company's net assets. The Company shall not incur indebtedness if, after giving effect to the incurrence thereof, aggregate indebtedness, secured and unsecured, would exceed three hundred percent (300%) of the Company's Net Assets on a consolidated basis. For this purpose, the term "Net Assets" means the total assets (less intangibles) of the Company at cost, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated at the end of each quarter on a basis consistently applied. The Company shall not borrow on an unsecured basis if such borrowing will result in an asset coverage of less than three hundred percent (300%). "Asset Coverage" means the ratio which the value of the total assets less liabilities, except indebtedness for unsecured borrowings, bears to the aggregate amount of all unsecured borrowings.

     The Company shall not borrow an amount in excess of 50 percent of the purchase price for the purpose of acquiring a property. The Company shall not borrow in order to distribute the proceeds to Stockholders and thereby offset under-performance by properties owned by the Company. However, the Company shall be entitled to borrow in order to distribute proceeds to its shareholders if determined to be necessary by its tax advisors in order to maintain REIT status under the federal tax laws. The first $5 million in net offering proceeds from the Company's first public offering shall be used to acquire properties on a debt-free basis.

     The Directors, including the Independent Directors, shall establish written policies on investments and borrowing which are not inconsistent with the Bylaws and shall monitor and review at least annually, the administrative procedures, investment operations and performance of the Company and the Advisor to assure and determine that such policies are carried out and are in the best interests of the Stockholders. Each such determination and the basis therefore shall be set forth in the minutes of the Board of Directors. No material change in the investment policies prohibitions or restrictions of the Company shall be made without the written consent or approval of Stockholders owning in the aggregate more than 50% of the then outstanding Shares, excluding Shares held by officers, Directors and their affiliates.

     The Company may not borrow money from the Advisor, any Directors, or any Affiliate thereof, unless a majority of the Directors, including a majority of the Independent Directors, not otherwise interested in such transaction approve the transaction as being fair, competitive, and commercially reasonable and no less favorable to the Company than loans between unaffiliated parties under the same circumstances.

     In the event the Advisor may recommend acquisition of the same property to the Company and one or more Affiliates of the Advisor, it shall be required to review the investment portfolio of each program and will make decisions as to which program will acquire a particular property on the basis of several factors, including each program's investment objectives, each program's cash flow requirements, the affect of the acquisition on the diversification of each program's real estate portfolio, the projected cash flow and economic affects of the investment, the estimated tax consequences of the acquisition on the respective programs, and the amount of each program's available funds. If the Company and one or more of such programs have funds available to purchase the specific property and, after evaluation of the factors enumerated above, investment is deemed equally appropriate for each program, the Advisor will offer the investment opportunity to the program which has had uncommitted funds available for the longest period of time. In any event, it shall be the duty of the Directors to determine independently that the Advisor is applying the foregoing conditions and standards fairly with respect to the Company.

     All other transactions between the Company and the Sponsor, Advisor, a Director, or any Affiliate thereof, shall require approval by a majority of the Directors (including a majority of the Independent Directors) not otherwise interested in such transactions as being fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

     The consideration paid for real property acquired by the Company shall ordinarily be based on the fair market value of the property as determined by a majority of the Directors. In cases in which a majority of the Independent Directors so determine, and in all cases in which assets are acquired from the Advisor, Trust or Directors, Sponsors or Affiliates thereof, such fair market values shall be as determined by an Independent Expert selected by the Independent Directors. Neither the Sponsor, Advisor, nor Affiliates thereof shall originate loans or provide loan security.

     Section 3.14 Advisory Arrangements. The Board of Directors may cause the Company to engage an Advisor to furnish advice and recommendations concerning the affairs of the Company, provide administrative services to the Company and manage the Company's day-to-day affairs pursuant to a written contract or contracts, or any renewal thereof, which have obtained the requisite approvals of the Board of Directors, including a majority of the Independent Directors. In the event of the termination of such contract, the Advisor shall be required to cooperate with the Company and take all reasonable steps requested to assist the Directors in making an orderly transition of the Advisory function.

     If such an Advisor is engaged, the Board of Directors shall evaluate the performance of the Advisor and its key personnel before entering into or renewing an Advisory arrangement. The minutes of meetings with respect to such evaluation shall reflect the criteria used by the Board of Directors in making such evaluation. Prior to entering into a contract with any Advisor or any successor Advisor, the Board of Directors shall determine that such Advisor possesses sufficient qualifications (a) to perform the Advisory function for the Company and (b) to justify the compensation provided for in its contract with the Company. Each contract for the services of an Advisor entered into by the Board of Directors shall have a term of no more than one (1) year, but may be renewed annually at or prior to the expiration of the contract. Each contract shall be terminable by a majority of the Independent Directors or the Advisor on sixty (60) days written notice without cause or immediately by mutual consent of the parties thereto.

     If an Advisor is engaged, the Independent Directors shall determine at least annually that the compensation which the Company contracts to pay the Advisor is reasonable in relation to the nature and quality of services performed and also shall supervise the performance of the Advisor and the compensation paid to it by the Company to determine that the provisions of such contract are being carried out. Each such determination shall be based upon the following factors and all other factors the Independent Directors may deem relevant and the findings of the Independent Directors on each of such factors shall be recorded in the minutes of the Board of Directors:

     (a) the size of the Advisory fee and expense reimbursement in relation to the size, composition and profitability of the investment portfolio of the Company;

     (b) the success of the Advisor in generating opportunities that meet the investment objectives of the Company;

     (c) the rates charged to other companies similar to the Company and to other investors by advisors performing comparable services in the same geographical location;

     (d) additional revenues realized by the Advisor and its affiliates through their relationship with the Company or by others with whom the Company does business;

     (e) the quality and extent of service and advice furnished to the Company, including the frequency of problem investments and competence in dealing with distress situations;

     (f) the performance of the investment portfolio of the Company, including income, conservation or appreciation of capital; and

     (g) the quality of the investment portfolio of the Company in relationship to the investments generated by the Advisor for its own account.

     The qualifications of the Advisor shall be set forth in the Prospectus relating to the initial public offering of the Shares of the Company.

     Section 3.15 Property Management Arrangements. The Board of Directors shall cause the Company to engage a property manager who will be responsible for the day-to-day operations of the Company's properties, including leasing, rent collection and maintenance pursuant to a written contract or contracts, or any renewal thereof subject to overall review and supervision by the Board of Directors. The Board of Directors shall evaluate the performance of the management company before entering into or renewing any management arrangement.

     Section 3.16 Total Expenses. The Independent Directors shall determine, from time to time but at least annually, that the total fees and expenses of the Company are reasonable in light of the Company's investment experience, net assets, net income and all other relevant factors, and each such determination and the factors in support thereof shall be recorded in the minutes of the next meeting of the Board of Directors. The Independent Directors shall have a fiduciary duty to limit the "Total Operating Expenses" to amounts that do not exceed (for the twelve (12) months ending with the end of each fiscal quarter of the Company) the greater of (a) two percent (2%) of the "Average Invested Assets" or (b) twenty five percent (25%) of the Company's Net Income (the "Limitation").

     Within sixty (60) days after the end of any fiscal quarter of the Company for which Total Operating Expenses (for the twelve (12) months then ended) exceed 2% of the Average Invested Assets or 25% of Net Income, whichever is greater, there shall be sent to the Stockholders of the Company a written disclosure of such fact, together with an explanation of the factors the Independent Directors considered in arriving at the conclusion that such higher operating expenses were justified. In the event the Independent Directors do not determine such expenses are justified, the Independent Directors shall cause all Company personnel performing Advisor activities to reduce immediately their compensation by the amount by which the aggregate annual expenses paid for Advisor activities exceed the limitations herein provided.

     The foregoing provisions shall not be changed without the approval of the holders of a majority of the outstanding shares.

     Section 3.17 Real Estate Commissions on Resale of Property. If an Advisor, Director, or any Affiliate provides a substantial amount of the services in the effort to sell the property of the Company, then that Person may receive up to one-half of the brokerage commission paid but in no event to exceed an amount equal to 3% of the Contract Price for the Property. In addition, the amount paid when added to the sums paid to unaffiliated parties in such a capacity shall not exceed the lesser of the Competitive Real Estate Commission or an amount equal to 6% of the Contract Price for the Property.
As used herein, the term Competitive Real Estate Commission shall mean the real estate or brokerage commission paid for the purchase or sale of a property which is reasonable, customary and competitive in light of the size, type and location of such property. The term Contract Price for the Property shall mean the amount actually paid or allocated to the purchase, development, or construction or improvement of a property exclusive of the Acquisition Fees and Acquisition Expenses.

     Section 3.18 Business Activities. Each Director may engage in other business activities of types conducted by the Company and, except as otherwise provided herein, is not required to present to the Company any investment opportunities which becomes available to him regardless of whether the opportunities are within the Company's permissible investment policies.

     Section 3.19 Acquisition Fees and Acquisition Expenses. The Independent Directors shall ensure that the total of all "Acquisition Fees" and "Acquisition Expenses" shall be reasonable, and shall not exceed an amount equal to 6% of the Contract Price of the Property, or in the case of a mortgage loan, 6% of the funds advanced. Notwithstanding the foregoing, a majority of the Directors, including a majority of the Independent Directors, not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

     Section 3.20 Roll-Up Transactions. In connection with a proposed Roll-Up, the Company shall obtain an appraisal of all of its assets from a competent Independent Expert. If the appraisal will be included in a prospectus used to offer the securities of a Roll-Up Entity, the appraisal shall be filed with the Securities Exchange Commission ("SEC") and the states as an Exhibit to the Registration Statement for the offering. Accordingly, an issuer using the appraisal shall be subject to liability for violation of Section 11 of the Securities Act of 1933 and comparable provisions under state laws for any material misrepresentations or material omissions in the appraisal. Company assets shall be appraised on a consistent basis. The appraisal shall be based on an evaluation of all relevant information, and shall indicate the value of the Company's assets as of a date immediately prior to the announcement of the proposed Roll-Up transaction. The appraisal shall assume an orderly liquidation of Company assets over a 12-month period. The terms of the engagement of the Independent Expert shall clearly state that the engagement is for the benefit of the Company and its investors. A summary of the independent appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to the investors in connection with a proposed Roll-Up.

     In connection with a proposed Roll-Up, the Person sponsoring the Roll-Up shall offer to Stockholders who vote "no" on the proposal the choice of:

     (a) accepting the securities of the Roll-Up Entity offered in the proposed Roll-Up; or

     (b)  one of the following:

          (i) remaining as Stockholders of the Company and preserving their interests on the same terms and conditions as existed previously; or

          (ii) receiving cash in an amount equal to the Stockholders' pro rata share of the appraised value of the net assets of the Company.

     The Company shall not participate in any proposed Roll-Up which would result in Stockholders having democracy rights in the Roll-Up Entity that are \ less than those provided for under the Company's Bylaws.

     The Company shall not participate in any proposed Roll-Up which includes provisions which would operate to materially impede or frustrate the accumulation of shares by any purchaser of the securities of the Roll-Up Entity (except to the minimum extent necessary to preserve the tax status of the Roll-Up Entity). The Company shall not participate in any proposed Roll-Up which would limit the ability of an investor to exercise the voting rights of its securities of the Roll-Up Entity on the basis of the number of Company Shares held by that investor.

     The Company shall not participate in any proposed Roll-Up in which investors' rights of access to the records of the Roll-Up Entity will be less than those provided for under the Company's Bylaws.

     The Company shall not participate in any proposed Roll-Up in which any of the costs of the transaction would be borne by the Company if the Roll-Up is not approved by the Stockholders.


                            ARTICLE IV

                        Waivers of Notice

     Section 4.01 Whenever any notice of the time, place or purpose of any meeting of Stockholders, Directors or committee is required to be given under law or under the provisions of the Company's Charter or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to such notice and filed with the records of the meeting, whether before or after the holding thereof, or actual attendance at the meeting of Stockholders in person or by proxy, or at the meeting of Directors or committee in person, shall be deemed equivalent to the giving of such notice to such persons. When a meeting of Stockholders is adjourned to another time and place, unless the Board of Directors after the adjournment is for more than thirty (30) days, notice of such adjourned meeting need not be given if the time and place to which the meeting shall be adjourned were announced at the meeting at which the adjournment was taken.


                            ARTICLE V

                             Officers

     Section 5.01 Officers. The officers of the Company shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors may also choose a Chairman of the Board, one (1) or more Vice Presidents, and one or more Assistant Secretaries and Treasurers (also from time to time referred to by the Company as Financial Officers). Two (2) or more offices, except those of President and Vice President may be held by the same person but no officer shall execute, acknowledge or verify any instrument in more than one (1) capacity, if such instrument is required by law, the Company's Charter or these Bylaws to be executed, acknowledged or verified by two (2) or more officers.

     The Board of Directors at its first meeting after each annual meeting of Stockholders shall choose a President, a Secretary and a Treasurer, none of whom need to be a member of the Board.

     Section 5.02 Other Officers and Agents. The Board of Directors may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

     Section 5.03 Compensation. The salaries of all officers and agents of the Company shall be fixed by the Board of Directors.

     Section 5.04 Removal; Resignation. The officers of the Company shall serve at the pleasure of the Board of Directors, and until their successors are chosen and qualified. Any officer or agent may be removed by the Board of Directors whenever, in its judgment, the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed. Any officer may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if time not be specified, at the time of its receipt by the Chairman of the Board, the President or the Secretary. The acceptance of a resignation shall not be necessary to make it effective. If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of Directors.

     Section 5.05 Chairman. The Chairman of the Board, if one shall be elected, shall, if present, preside at all meetings of the Board of Directors and Stockholders and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by these Bylaws and as may be set forth herein.

     Section 5.06 President. The President shall be the chief executive officer of the Company. The President shall have general and active control of the business, finances and affairs, subject to the control of the Board of Directors. Except as may otherwise be provided by the Board of Directors from time to time, the President shall have general power to execute bonds, deeds, contracts, conveyances and other instruments in the name of the Company and to affix the corporate seal, to appoint all employees and agents of the Company whose appointment is not otherwise provided for and to fix the compensation thereof subject to the provisions of these Bylaws and subject to the approval of the Board of Directors; to remove or suspend any employee or agent who shall not have been appointed by the Board of Directors to suspend for cause, pending final action by the body which shall have appointed him, any officer other than an elected officer, or any employee or agent who shall have been appointed by the Board of Directors. In the absence of the Chairman of the Board to act, the President shall have authority to exercise the power and perform the duties of the Chairman of the Board. He shall have such further powers and duties as\ may be conferred on him by the Board of Directors.

     Section 5.07 Vice President. The Vice President, or if there shall be more than one, the Vice Presidents in the order determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President, and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     Section 5.08 Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of the Stockholders and record all the proceedings of the meetings of the Stockholders and record all the proceedings of the meetings of the Company and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the Stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision the Secretary shall be. The Secretary shall keep in safe custody the seal of the Company, and, when authorized by the Board of Directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by the Secretary's signature or by the signature of an Assistant Secretary.

     Section 5.09 Assistant Secretary. The Assistant Secretary or if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors, shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     Section 5.10 Treasurer and Assistant Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Company and shall deposit all monies and other valuable effects in the name and to the credit of the Company in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Company as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Company. If required by the Board of Directors, the Treasurer shall give the Company a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Company, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Company.

     The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

     Section 5.11 Delegation of Duties. In the case of the absence of any officer of the Company, or for any other reason that the Board of Directors may deem sufficient, the Board of Directors may confer for the time being the powers or duties, or any of them, of such officer upon any other officer or upon any director.

     Section 5.12 Liability and Indemnification. No indemnification of Directors, Advisors or Affiliates shall be allowed for any liability or loss suffered by the Directors, Advisors or Affiliates, nor shall the Directors, Advisors or Affiliates be held harmless for any loss or liability suffered by the Company, unless all of the following conditions are met:

     (a) The Directors, Advisors or Affiliates have determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company.

     (b) The Directors, Advisors or Affiliates were acting on behalf of or performing services for the Company.

     (c)  Such liability or loss was not the result of:

          (1) negligence or misconduct by the Directors, excluding the Independent Directors, Advisors or Affiliates; or

          (2)  gross negligence or willful misconduct by the Independent
               Directors.

     (d) Such indemnification or agreement to hold harmless is recoverable only out of Company net assets and not from Stockholders.

     Notwithstanding anything to the contrary contained in this Section 5.12, the Directors, Advisors or Affiliates and any persons acting as a broker-dealer shall not be indemnified by the Company for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws by such party unless one or more of the following conditions are met:

     (a) There has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular indemnitee.

     (b) Such claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular indemnitee.

     (c) A court of competent jurisdiction approves a settlement of the claims against a particular indemnitee and finds that indemnification of the settlement and the related costs should be made, and the court considering the request for indemnification has been advised of the position of the Securities and Exchange Commission and of the published position of any state securities regulatory authority in which securities of the Company were offered or sold as to indemnification for violations of securities laws.

     The advancement of Company funds to the Directors, Advisors or Affiliates for legal expenses and other costs incurred as a result of any legal action for which indemnification is being sought is permissible only if all of the following conditions are satisfied:

     (a) The legal action relates to acts or omissions with respect to the performance of duties or services on behalf of the Company.

     (b) The legal action is initiated by a third party who is not a Stockholder or the legal action is initiated by a Stockholder acting in his or her capacity as such and a court of competent jurisdiction specifically approves such advancement.

     (c) The Directors, Advisors or Affiliates undertake to repay the advanced funds to the Company, together with the applicable legal rate of interest thereon, in cases in which such Directors, Advisors or Affiliates are found not to be entitled to indemnification.

     Subject to the foregoing limitations and restrictions, each Director or employee of the Company shall be indemnified by the Company to the full extent permitted under the General Laws of the State of Maryland and other applicable law, provided that such person determined in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company and such liability or loss was not the result of negligence or misconduct by such person.

     Section 5.13 Business Activities. Each officer may engage in other business activities of types conducted by the Company and, except as otherwise provided herein, is not required to present to the Company any investment opportunities which becomes available to him regardless of whether the opportunities are within the Company's permissible investment policies. The Officers shall devote such time to the affairs of the Company as they, within their sole discretion, exercised in good faith, determine to be necessary for the benefit of the Company and the Stockholders of the Company.



                            ARTICLE VI

                      Certificates of Stock

     Section 6.01 Certificates. Actual issuance of a certificate or certificates evidencing the number and kind and class of shares owned by a Stockholder is optional. The Company may not issue certificates unless it receives a request in writing to do so (together with payment of a Five Dollar ($5.00) administrative charge, to the extent permitted by law). The Company may not issue certificates unless it receives a request in writing to do so together with payment of a Five Dollar ($5.00) administrative charge. Stockholders who do not elect to receive certificates will own stock in "uncertificated" or "book entry" form and will be treated in a like manner as those who do receive a certificate.

     Although stock certificates may not be issued by the Company without an affirmative election by a Stockholder, each Stockholder shall be entitled to elect to receive a certificate or certificates which shall represent and certify the number and kind and class of shares owned by him in the Company. Each certificate shall be signed by the Chairman of the Board or the President or a Vice President and countersigned by the Secretary or the Treasurer or an Assistant Treasurer and may be sealed with the corporate seal.

     The signatures may be either manual or facsimile signatures and the seal may be either facsimile or any other form of seal. In cases any officer who has signed any certificate ceases to be an officer of the Company before the certificate is issued, the certificate may nevertheless be issued by the Company with the same effect as if the officer has not ceased to be such officer as of the date of its issue. Each stock certificate shall include on its face the name of the Company, the name of the Stockholder and the class of stock and number of shares represented by the certificate. If the Company has authority to issue stock of more than one class, the stock certificate shall contain on its face or back a full statement or summary of the designations and any preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions or redemption of the stock of each class which the Company is authorized to issue and, if the Company is authorized to issue any preferred or special class in series, the differences in the relative rights and preferences between the shares of each series to the extent they have been set, and the authority of the Board of Directors to set the relative rights and preferences of subsequent series. In lieu of such full statement or summary, there may be set forth upon the face or back of the certificate a statement that the Company will furnish to any Stockholder upon request and without charge, a full statement of such information. A summary of such information included in a registration statement permitted to become effective under the Federal Securities Act of 1933, as now or hereafter amended, shall be an acceptable summary for purposes of this Section. Every stock certificate representing shares of stock which are restricted as to the transferability by the Company shall contain a full statement of the restriction or state that the Company will furnish information about the restriction to the Stockholder on request and without charge. A stock certificate may not be issued until the stock represented by it is fully paid, except in the case of stock purchased under an option plan as permitted by law.

     Section 6.02 Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Company alleged to have been stolen, lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be stolen, lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such stolen, lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and to give the Company a bond, with sufficient surety, to the Company to indemnify it against any loss or claim which may arise by reason of the issuance of a new certificate.

     Section 6.03 Transfer Agents and Registrars. The Board of Directors may in its discretion, appoint one or more banks or trust companies in such city or cities as the Board of Directors may deem advisable, from time to time, to act as transfer agents and/or registrars of the shares of stock of the Company; and upon such appointments being made, no certificate representing shares shall be valid until countersigned by one of such transfer agents and/or registered by one of such registrars.

     Section 6.04 Transfer of Stock. No transfers of shares of stock of the Company shall be made if (i) void ab initio pursuant to Article VII of the Company's Charter, or (ii) the Board of Directors, pursuant to such Article VII, shall have refused to transfer such shares. The Board of Directors of the Company may:

     (a) Redeem the outstanding shares of stock of the Company or restrict the transfer of such shares to the extent necessary to prevent the concentration of ownership of more than fifty percent (50%) of the outstanding shares of the Company in the hands of five (5) or fewer individuals or entities and to ensure that the Company always has at least one hundred (100) Stockholders;

     (b) Refuse to effect a transfer of shares of stock of the Company to any person who as a result would beneficially own shares in excess of nine and eight tenths percent (9.8%) of the outstanding shares of the Company ("Excess Shares"); and

     (c)  Redeem Excess Shares held by any Stockholder of the Company.

     Permitted transfers of shares of stock of the Company shall be made on the stock records of the Company only upon the instruction of the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary or with a transfer agent or transfer clerk, and upon surrender of the certificate or certificates, if issued for such shares properly endorsed or accompanied by a duly executed stock transfer power and the payment of all taxes thereon. Upon surrender to the Company or the transfer agent of the Company of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, as to any transfers not prohibited by the Company's Charter, these Bylaws, or by action of the Board of Directors thereunder, it shall be the duty of the Company to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

     Section 6.05  Fixing of Record Dates; Closing of Transfer Books.  The
Board of Directors may fix, in advance, a date as the record date for the purpose of determining Stockholders entitled to notice of, or to vote at, any meeting of Stockholders, or Stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make a determination of Stockholders for any other proper purpose. Such date, in any case, shall be not more than ninety (90) days, and in case of meeting of Stockholders not less than ten (10) days, prior to the date on which the particular action requiring such determination of Stockholders is to be taken.

     Section 6.06 Registered Stockholders. The Company shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends and to vote as such owner, and to hold liable for calls, if any, a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

     Section 6.07 Regulations. The Board of Directors may make such additional rules and regulations, not inconsistent with these Bylaws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Company.


                           ARTICLE VII

                        General Provisions

     Section 7.01 Dividends. Subject to the provisions of the Company's Charter and any requirements of applicable law, quarterly dividends of substantially all of the Company's available cash flow from operation of its properties, may be declared by the Board of Directors at any regular or special meeting. Dividends may be paid in cash, in its own shares, or in other marketable securities, subject to the provisions of law and of the Company's Charter. Before payment of any dividend, there may be set aside out of any funds of the Company available for dividends such sums as the Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Company, or for such other purpose as the Board of Directors shall deem conducive to the interests of the Company, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created. The Company shall disclose in a written statement accompanying each payment the source or sources of such payment to the extent such source or sources is or are other than from current operations.

     In no event shall dividends be made from any source of funds borrowed by Company. No dividends shall be made in kind.

     Section 7.02 Minimum Capitalization Requirement. Prior to any initial public offering by the Company, the Company's Advisors shall contribute to the Company an amount not less than the lesser of:

     (a) ten percent (10%) of the total net assets upon completion of the offering; or

     (b)  $200,000 as an Initial Investment.

The Advisors shall not sell said Initial Investment while the Company operates the REIT but may transfer its shares to other affiliates.

     Section 7.03 Annual Report. The President or a Vice President or the Treasurer shall prepare or cause to be prepared annually a full and correct report of the affairs of the Company, including financial statements for the preceding fiscal year, which shall be prepared in accordance with generally accepted accounting principles, audited and certified by independent certified public accountants and distributed to Stockholders within one hundred twenty
(120) days after the close of the Company's fiscal year and a reasonable period of time (not less than thirty (30) days) prior to the annual meeting of Stockholders. Such report shall also be submitted at the annual meeting and shall be filed within twenty (20) days thereafter at the principal office of the Company in the State of Maryland. The annual report shall also include a separately stated, full disclosure of all material terms, factors and circumstances surrounding any transactions between the Company and the Advisor, any Director, or any affiliates of the Advisor or such Director occurring during the year for which the annual report is made. The Independent Directors will comment on the fairness of such transactions in the annual report.

     The Company shall also publish in the annual report (i) the ratio of the cost of raising capital during the year to the capital raised; (ii) the aggregate amount of Advisory fees and the aggregate amount of other fees paid to the Advisor and all affiliates of the Advisor by the Company, including fees or charges paid to such Advisor and all affiliates of the Advisor by third parties doing business with the Company; (iii) the total operating expenses of the Company stated as a percentage of average invested assets and as a percentage of its net income; (iv) a report from the Independent Directors that the policies being followed by the Company are in the best interests of its Stockholders and the basis for such determination; (v) separately stated, full disclosure of all material items, factors, and circumstances surrounding any and all transactions involving the Company, Directors, Advisors, Sponsors and any Affiliates thereof occurring in the year for which the annual report is made. The Independent Directors shall be specifically charged with a duty to examine and comment in the report on the fairness of such transactions.

     Section 7.04 Quarterly Report. The President or a Vice President or the Treasurer shall also prepare or cause to be prepared quarterly for each of the first three (3) quarters of each fiscal year, a full and correct report of the affairs of the Company, including a balance sheet and financial statement of operations for the preceding fiscal quarter, which need not be certified by independent certified public accountants and shall be distributed to Stockholders within forty-five (45) days after the close of the Company's preceding fiscal quarter.

     Section 7.05 Checks. All checks, drafts and orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Company shall be signed by the President or the Treasurer or by such officer or officers as the Board of Directors may from time to time designate.

     Section 7.06 Depositories and Custodians. The funds of the Company shall be deposited with such banks or other depositories as the Board of Directors of the Company may from time to time determine. All securities and other investments shall be deposited in the safekeeping of such banks or other companies as the Board of Directors of the Company may from time to time determine.

     Section 7.07 Books of Account and Records. The Company shall maintain at its office in the City of Houston and State of Texas correct and complete books and records of account of all the business and transactions of the Company. Upon request of any Stockholder; there shall be made available in accordance with the provisions of Maryland law, a record containing the number of shares of stock issued during a specified period not to exceed twelve (12) months and the consideration received by the Company for each such share.

     Section 7.08 Information for Inspection. Any Stockholder and any designated representative thereof shall be permitted access to all records of the Company at all reasonable times, and may inspect and copy any of them. Inspection of the Company books and records by the Administrator shall be provided upon reasonable notice and during normal business hours. Any Stockholder shall have access to shareholder information as follows:

     (a) An alphabetical list of the names, addresses and telephone numbers of the Stockholders of the Company along with the number of shares held by each of them (the "Stockholder List") shall be maintained as part of the books and records of the Company and shall be available for inspection by any Stockholder or the Stockholder's designated agent at the home office of the Company upon the request of the Stockholder.

     (b) The Stockholder List shall be updated at least quarterly to reflect changes in the information contained therein.

     (c) A copy of the Stockholder List shall be mailed to any Stockholder requesting the Stockholder List within ten (10) days of the request. The copy of the Stockholder List shall be printed in alphabetical order, on white paper, and in a readily readable type size (in no event smaller than 10-point type). A reasonable charge for copy work may be charged by the Company.

     (d) The purposes for which a Stockholder may request a copy of the Stockholder List include, without limitation, matters relating to Stockholders' voting rights under the Company agreement, and the exercise of Stockholders' rights under federal proxy laws.

     (e) If the Advisor or Directors of the Company neglect or refuse to exhibit, produce or mail a copy of the Stockholder List as requested, the Advisor and the Directors shall be liable to any Stockholder requesting the list for the costs, including attorneys' fees, incurred by that Stockholder for compelling the production of the Stockholder List, and for actual damages suffered by any Stockholder by reason of such refusal or neglect. It shall be a defense that the actual purpose and reason for the requests for inspection or for a copy of the Stockholder List is to secure such list of Stockholders or other information for the purpose of selling such list or copies thereof, or of using the same for a commercial purpose other than in the interest of the applicant as a Stockholder relative to the affairs of the Company. The Company may require the Stockholder requesting the Stockholder List to represent that the list is not requested for a commercial purpose unrelated to the Stockholder's interest in the Company. The remedies provided hereunder to Stockholders requesting copies of the Stockholder List are in addition to, and shall not in any way limit, other remedies available to Stockholders under federal law, or the laws of any state.

     Section 7.09 Fiscal Year. The fiscal year of the Company shall be the calendar year.

     Section 7.10 Seal. The corporate seal shall have inscribed thereon the name of the Company and the year and state of its organization. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

     Section 7.11 Stock Ledger. The Company shall maintain at its office in the City of Houston and State of Texas an original stock ledger containing the names and addresses of all Stockholders and the number of shares of each class held by each Stockholder. Such stock ledger may be in written form or any other form capable of being converted into written form within a reasonable time for visual inspection.


                           ARTICLE VIII

                            Amendments

     Section 8.01 Stockholders. The Stockholders shall have the power, at any annual meeting or at any special meeting if notice thereof be included in the notice of such special meeting, to alter, modify or repeal any Bylaws of the Company and to adopt new Bylaws by a vote of a majority of the Stockholder votes entitled to be cast thereon. Notwithstanding the foregoing, any amendment, alteration, modification or repeal of the provisions in Section 6.04 hereof, or which would change any rights of a Stockholder by reducing the amount payable on the class of stock or other securities of the Company held by such Stockholder upon liquidation of the Company, or by diminishing or eliminating any voting rights of that class, shall require an affirmative vote of not less than sixty six and two-thirds percent (66 2/3%) of the Stockholder votes entitled to be cast thereon.

                            ARTICLE IX

                           Definitions

     As used herein, the following terms shall have the following meanings and, to the extent of inconsistencies, if any, contained within the Bylaws, the definitions contained in this Article IX shall be controlling.

     (a) "Administrator" shall mean the official or agency administering the Securities laws of a jurisdiction.

     (b) "Acquisition Expenses" shall mean expenses including but not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses, title insurance, and miscellaneous expenses related to selection and acquisition of properties, whether or not acquired.

     (c) "Acquisition Fee" shall mean the total of all fees and commissions paid by any party to any party in connection with making or investing in mortgage loans or the purchase, development or construction of property by the Company. Included in the computation of such fees or commissions shall be any real estate commission, selection fee, Development Fee, Construction Fees, nonrecurring management fee, loan fees or points or any fee of a similar nature, however designated. Excluded shall be Development Fees and Construction Fees paid to Persons not affiliated with the Sponsor in connection with the actual development and construction of a project.

     (d) "Advisor" shall mean the Person responsible for directing or performing the day-to-day business affairs of the Company, including a Person to which an Advisor subcontracts substantially all such functions.

     (e) "Affiliate" shall mean an Affiliate of another Person includes any of the following:

          (i) any Person directly or indirectly owning, controlling, or holding, with power to vote ten percent or more of the outstanding voting securities of such other Person.

          (ii) any Person ten percent or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held, with power to vote, by such other Person.

         (iii) any Person directly or indirectly controlling, controlled by, or under common control with such other Person.

          (iv) any executive officer, director, or general partner of such other Person.

          (v) any legal entity for which such Person acts as an executive officer, director or general partner.

     (f) "Average Invested Assets" shall mean for any period the average of the aggregate book value of the assets of the Company invested, directly or indirectly, in equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during such period.

     (g) "Competitive Real Estate Commission" shall mean real estate or brokerage commission paid for the purchase or sale of a property which is reasonable,customary and competitive in light of the size, type and location of such property.

     (h) "Contract Price for the Property" shall mean the amount actually paid or allocated to the purchase, development, construction or improvement of a property exclusive of Acquisition Fees and Acquisition Expenses.

     (i) "Construction Fee" shall mean a fee or other remuneration for acting as general contractor and/or construction manager to construct improvements, supervise and coordinate projects or to provide Major Repairs or Rehabilitation on a Company property.

     (j) "Declaration of Trust" shall mean the declaration of trust, bylaws, certificate, articles of incorporation or other governing instrument pursuant to which the Company is organized.

     (k) "Development Fee" shall mean a fee for the packaging of the Company's property, including negotiating and approving plans, and undertaking to assist in obtaining zoning and necessary variances and necessary financing for the specific property, either initially or at a later date.

     (l) "Director" shall mean the members of the Board of trustees or directors or other body which manages the Company.

     (m) "Independent Director" shall mean the Directors of the Company who are not associated and have not been associated within the last two years, directly or indirectly, with the Sponsor or Advisor of the Company.

          (i) a Director shall be deemed to be associated with the Sponsor or Advisor is he or she:

               (1) owns an interest in the Sponsor, Advisor, or any of their Affiliates; or

               (2) is employed by the Sponsor, Advisor, or any of their Affiliates; or

               (3) is an officer or director of the Sponsor, Advisor, or any of their Affiliates; or

               (4) performs services, other than as a Director, for the Company; or

               (5) is a Director for more than three Companies organized by the Sponsor or advised by the Advisor; or

               (6) has any material business or professional relationship with the Sponsor, Advisor, or any of their Affiliates.

          (ii) for purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the prospective Independent Director from the Sponsor and Advisor and Affiliates shall be deemed material per se if it exceeds 5% of the prospective Independent Director:

               (1) annual gross revenue, derived from all sources, during either of the last two years; or

               (2)  net worth, on a fair market value basis.

         (iii) an indirect relationship shall include circumstances in which a Director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with the Sponsor, Advisor, any of their Affiliates, or the Company.

     (n) "Independent Expert" shall mean a person with no material current or prior business or personal relationship with the Advisor or Director who is engaged to a substantial extent in the business of rendering opinions regarding the value of the assets of the type held by the Company.

     (o) "Initial Investment" shall mean that portion of the initial capitalization of the Company contributed by the Sponsor or its Affiliates pursuant to Section II.A of the NASAA Statement of Policy Regarding Real Estate Investment Trusts, as amended from time to time ("NASAA Policy").

     (p) "Leverage" shall mean the aggregate amount of indebtedness of the Company for money borrowed (including purchase money mortgage loans) outstanding at any time, both secured and unsecured.

     (q) "Net Assets" shall mean the total assets (other than intangibles) at cost before deducting depreciation or other non-cash reserves less total liabilities, calculated at least quarterly on a basis consistently applied.

     (r) "Net Income" shall mean for any period total revenues applicable to such period, less the expenses applicable to such period other than additions to reserves for depreciation or bad debts or other similar non-cash reserves.

     (s) "Organization and Offering Expenses" shall mean all expenses incurred by and to be paid from the assets of the Company in connection with and in preparing the Company for registration and subsequently offering and distributing it to the public, including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositaries, experts, expenses of qualification of the sale of the securities under Federal and State laws, including taxes and fees, accountants' and attorneys' fees.

     (t) "Person" shall mean any natural persons, partnership, corporation, association, trust, limited liability company or other legal entity.

     (u) "Prospectus" shall have the meaning given to that term by Section 2(10) of the Securities Act of 1933, including a preliminary Prospectus; provided, however, that such term as used herein shall also include an offering circular as described in Rule 256 of the General Rules and Regulations under the Securities Act of 1933, or, in the case of an intrastate offering, any document by whatever name known, utilized for the purpose of offering and selling securities to the public.

     (v) "Real Estate Investment Trust (REIT)" shall mean a corporation, trust, association or other legal entity (other than a real estate syndication) which is engaged primarily in investing in equity interests in real estate (including fee ownership and leasehold interests) or in loans secured by real estate or both.

     (w) "Roll-Up" shall mean a transaction involving the acquisition, merger, conversion, or consolidation either directly or indirectly of the Company and the issuance of securities of a Roll-Up Entity. Such term does not include:

          (i) a transaction involving securities of the Company that have been for at least 12 months listed on a national securities exchange or traded through the National Association of Securities Dealers Automated Quotation National Market System; or

          (ii) a transaction involving the conversion to corporate, trust, or association form of only the Company if, as a consequence of the transaction there will be no significant adverse change in any of the following:

               (1)  Stockholders' voting rights;

               (2)  the term of existence of the Company;

               (3)  Sponsor or Advisor compensation; or

               (4)  the Company investment objectives.

     (x) "Roll-Up Entity" shall mean a partnership, real estate investment trust, corporation, trust, or other entity that would be created or would survive after the successful completion of a proposed Roll-Up transaction.

     (y) "Shares" shall mean shares of beneficial interest or of common stock of the Company of the class that has the right to elect the Directors of such Company.

     (z) "Specified Asset Reit" shall mean a Program where, at the time a securities registration is ordered effective, at least 75% of the net proceeds from the sale of Shares are allocable to the purchase, construction, renovation, or improvement of individually identified assets. Reserves shall not be included in the 75%.

     (aa) "Sponsor" shall mean any Person directly or indirectly instrumental in organizing, wholly or in part, the Company or any Person who will control, manage or participate in the management of the Company, and any Affiliate of such Person. Not included in any Person whose only relationship with the Company is as that of an independent property manager of Company assets, and whose only compensation is as such. Sponsor does not include wholly independent third parties such as attorneys, accountants and underwriters whose only compensation is for professional services. A Person may also be deemed a Sponsor of the Company by:

          (i) taking the initiative, directly or indirectly, in founding or organizing the business or enterprise of the Company; either alone or in conjunction with one or more other Persons;

          (ii) receiving a material participation in the Company in connection with the founding or organizing of the business of the Company, in consideration of services or property, or both services and property;

         (iii) having a substantial number of relationships and contacts with the Company;

          (iv) possessing significant rights to control Company properties;

          (v) receiving fees for providing services to the Company which are paid on a basis that is not customary in the industry; or

          (vi) providing goods or services to the Company on a basis which was not negotiated at arms length with the Company.

     (bb) "Stockholder" shall mean the registered holders of the Company Shares.

     (cc) "Total Operating Expenses" shall mean aggregate expenses of every character paid or incurred by the Company as determined under Generally Accepted Accounting Principles, including Advisors' fees, but excluding:

          (i) the expenses of raising capital such as Organization and Offering Expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses, and tax incurred in connection with the issuance, distribution, transfer, registration, and stock exchange listing of the Company's shares;

          (ii) interest payments;

         (iii) taxes;

          (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves;

          (v) incentive fees paid in compliance with Section IV.F. of NASAA Policy, notwithstanding Section I.B.29(i) of NASAA Policy;

          (vi) Acquisition Fees, Acquisition Expenses, real estate commissions on resale of property and other expenses connected with the acquisition, disposition, and ownership of real estate interests, mortgage loans, or other property, (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

     (dd) "Unimproved Real Property" shall mean the real property of the Company which has the following three characteristics:

          (i) an equity interest in real property which was not acquired for the purpose of producing rental or other operating income;

          (ii) has no development or construction in process on such land; and

         (iii) no development or construction on such land is planned in good faith to commerce on such land within one year.

     These Bylaws were adopted by a duly authorized vote of the Board of Directors of the Company at a regular meeting of the Directors on August 1, 1996, and are hereby certified as true and correct.


                                   /s/ H. Kerr Taylor
                                   H. Kerr Taylor, President


                                                         Exhibit 10 (b) (29)

              FIRST AMENDMENT TO AGREEMENT FOR THE
                 PURCHASE AND SALE OF REAL ESTATE


     THIS FIRST AMENDMENT TO AGREEMENT FOR THE PURCHASE AND SALE OF REAL ESTATE (this "Amendment") is made and entered into to be effective as of the 10th day of June, 1996, by and between TUCSON ORACLE LIMITED PARTNERSHIP, an Arizona limited partnership ("Seller"), and AMERICAN ASSET ADVISORS TRUST, INC., a Maryland corporation ("Purchaser").

                       W I T N E S S E T H:

     WHEREAS, Seller and Purchaser are parties to that certain Agreement for the Purchase and Sale of Real Estate entered into as of January 19, 1996 (the "Original Agreement"), pursuant to which Seller agreed to sell to Purchaser, and Purchaser agreed to purchase from Seller, the Property (as defined in the Original Agreement); and

     WHEREAS, Seller and Purchaser now desire to amend the Original Agreement pursuant to the terms and provisions set forth herein.

     NOW, THEREFORE, for and in consideration of the premises and mutual agreements contained herein, the payment of Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree that the Original Agreement is amended as follows:

     1. All capitalized terms used in this Amendment, to the extent not otherwise expressly defined herein, shall have the same meanings ascribed to such terms in the Original Agreement.

     2. The Purchase Price is hereby increased to and shall be Three Million Four Hundred Eighty-Six Thousand Seven Hundred
Twenty-Eight and No/100 Dollars ($3,486,728.00).

     3. The Closing Date is hereby extended to and shall occur on or before two (2) days after the later to occur of (a) September 9, 1996, or (b) the date Tenant commences paying Basic Rent (as defined in the Lease) under the Lease, without any right of set-off or abatement.

     4. Except as amended herein, the terms and conditions of the Original Agreement shall continue in full force and effect and are hereby ratified in their entirety.
     Executed to be effective as of the date first written above.

                         SELLER:

                         TUCSON ORACLE LIMITED PARTNERSHIP,
                         an Arizona limited partnership

                         By: Cumberland America Development Company, Inc., a Texas corporation


                              By: /s/ Bradford B. Beck

                                  Bradford B. Beck, President


                         PURCHASER:

                         AMERICAN ASSET ADVISORS TRUST, INC.,
                         a Maryland  corporation



                         By: /s/ H. Kerr Taylor

                             H. Kerr Taylor, President

                                                         Exhibit 10 (b) (30)

                              LEASE

                          BY AND BETWEEN

          CUMBERLAND AMERICA DEVELOPMENT COMPANY, INC.,
                       a Texas corporation

                           ("Landlord")

                               and

                       JUST FOR FEET, INC.,
                      an Alabama corporation

                            ("Tenant")



                         TABLE OF CONTENTS

                                                             Page


ARTICLE I -    GRANT OF LEASE OF PREMISES. . . . . . . . . . .  1
     1.1  Lease of Premises. . . . . . . . . . . . . . . . . .  1
     1.2  Habendum . . . . . . . . . . . . . . . . . . . . . .  1

ARTICLE II -   USE OF PREMISES . . . . . . . . . . . . . . . .  1
     2.1  Use of Premises. . . . . . . . . . . . . . . . . . .  1
     2.2  Continuous Occupancy and Operations. . . . . . . . .  2
     2.3  Title and Condition of Land and Improvements . . . .  2

ARTICLE III -  CONSTRUCTION OF IMPROVEMENTS. . . . . . . . . .  3
     3.1  Construction of Improvements . . . . . . . . . . . .  3

ARTICLE IV -   TERM. . . . . . . . . . . . . . . . . . . . . .  3
     4.1  Commencement Date. . . . . . . . . . . . . . . . . .  3
     4.2  Original Term of Lease . . . . . . . . . . . . . . .  3
     4.3  Renewal Options. . . . . . . . . . . . . . . . . . .  3

ARTICLE V -    BASIC RENT AND ADDITIONAL RENT. . . . . . . . .  4
     5.1  Basic Rent . . . . . . . . . . . . . . . . . . . . .  4
     5.2  Additional Rent. . . . . . . . . . . . . . . . . . .  4
     5.3  Net Lease; Non-Terminability . . . . . . . . . . . .  5
     5.4  Place of Rent Payment. . . . . . . . . . . . . . . .  5
     5.5  Late Payment Charge and Interest . . . . . . . . . .  5

ARTICLE VI -   PAYMENT OF IMPOSITIONS, TAXES AND ASSESSMENTS;
               COMPLIANCE WITH LAWS AND ENVIRONMENTAL MATTERS.  6
     6.1  Payment of Impositions . . . . . . . . . . . . . . .  6
     6.2  Compliance with Laws . . . . . . . . . . . . . . . .  7
     6.3  Permitted Contests . . . . . . . . . . . . . . . . .  7
     6.4  Hazardous Materials. . . . . . . . . . . . . . . . .  7

ARTICLE VII -  MAINTENANCE, REPAIR AND ALTERATIONS . . . . . .  8
     7.1  Maintenance and Repair . . . . . . . . . . . . . . .  8
     7.2  Alterations. . . . . . . . . . . . . . . . . . . . .  9
     7.3  No Liens . . . . . . . . . . . . . . . . . . . . . . 10

ARTICLE VIII - INSURANCE AND INDEMNIFICATION . . . . . . . . . 10
     8.1  Insurance. . . . . . . . . . . . . . . . . . . . . . 10
     8.2  Permitted Insurers . . . . . . . . . . . . . . . . . 10
     8.3  Insurance Claims . . . . . . . . . . . . . . . . . . 11
     8.4  Insured Parties. . . . . . . . . . . . . . . . . . . 11
     8.5  Delivery of Policies . . . . . . . . . . . . . . . . 11
     8.6  No Double Coverage . . . . . . . . . . . . . . . . . 11
     8.7  Blanket Insurance. . . . . . . . . . . . . . . . . . 11
     8.8  Damages for Tenant's Failure to Properly Insure. . . 12
     8.9  Casualty . . . . . . . . . . . . . . . . . . . . . . 12
     8.10 Indemnification. . . . . . . . . . . . . . . . . . . 13
     8.11 Waiver of Subrogation. . . . . . . . . . . . . . . . 13

ARTICLE IX -   EMINENT DOMAIN. . . . . . . . . . . . . . . . . 14
     9.1  Definitions. . . . . . . . . . . . . . . . . . . . . 14
     9.2  Total Condemnation . . . . . . . . . . . . . . . . . 14
     9.3  Partial Condemnation . . . . . . . . . . . . . . . . 14
     9.4  Award. . . . . . . . . . . . . . . . . . . . . . . . 15
     9.5  Temporary Taking . . . . . . . . . . . . . . . . . . 15

ARTICLE X -    ASSIGNMENT AND SUBLETTING . . . . . . . . . . . 16
     10.1 Assignment and Subletting by Tenant. . . . . . . . . 16
     10.2 Assignment by Landlord . . . . . . . . . . . . . . . 16

ARTICLE XI -   DEFAULT . . . . . . . . . . . . . . . . . . . . 16
     11.1 Events of Default. . . . . . . . . . . . . . . . . . 16
     11.2 Landlord's Remedies. . . . . . . . . . . . . . . . . 18
     11.3 Additional Rights of Landlord. . . . . . . . . . . . 19
     11.4 Waivers by Tenant. . . . . . . . . . . . . . . . . . 19

ARTICLE XII -  MISCELLANEOUS . . . . . . . . . . . . . . . . . 20
     12.1      Notices, Demands and Other Instruments. . . . . 20
     12.2      Estoppel Certificates . . . . . . . . . . . . . 20
     12.3      Holding Over by Tenant. . . . . . . . . . . . . 21
     12.4      Parties Bound . . . . . . . . . . . . . . . . . 21
     12.5      No Merger . . . . . . . . . . . . . . . . . . . 21
     12.6      Surrender . . . . . . . . . . . . . . . . . . . 21
     12.7      Severability. . . . . . . . . . . . . . . . . . 21
     12.8      Attorney's Fees . . . . . . . . . . . . . . . . 22
     12.9      Savings Clause. . . . . . . . . . . . . . . . . 22
     12.10     Force Majeure . . . . . . . . . . . . . . . . . 22
     12.11     Recording - Memorandum of Lease . . . . . . . . 22
     12.12     Time of the Essence . . . . . . . . . . . . . . 22
     12.13     Transfer of Landlord's Interest . . . . . . . . 22
     12.14     Subordination . . . . . . . . . . . . . . . . . 22
     12.15     Table of Contents and Headings. . . . . . . . . 23
     12.16     Governing Law . . . . . . . . . . . . . . . . . 23
     12.17     Certain Definitions . . . . . . . . . . . . . . 23
     12.18     Entry by Landlord . . . . . . . . . . . . . . . 23
     12.19     Relationship of Landlord and Tenant . . . . . . 24
     12.20     Integration . . . . . . . . . . . . . . . . . . 24
     12.21     Brokers . . . . . . . . . . . . . . . . . . . . 24
     12.22     Acknowledgement of Status of Title to Land. . . 24
     12.23     Interest. . . . . . . . . . . . . . . . . . . . 24
     12.24     Quiet Possession. . . . . . . . . . . . . . . . 24
     12.25     Complete Agreement. . . . . . . . . . . . . . . 25

     Exhibit A - Legal Description of the Land
     Exhibit B - Construction of Premises


                              LEASE


     THIS LEASE (this "Lease") is made and entered into as of the 10th day of August, 1995 (the "Effective Date"), by and between CUMBERLAND AMERICA DEVELOPMENT COMPANY, INC., a Texas corporation ("Landlord"), and JUST FOR FEET, INC., an Alabama corporation ("Tenant").

                           WITNESSETH:

     WHEREAS, Landlord is or shall be the owner of the Premises (as hereinafter defined) located in the City of Tucson, County of Pima, State of Arizona;

     WHEREAS, pursuant to the terms and provisions contained herein, Landlord desires to lease to Tenant, and Tenant desires to lease from Landlord, the Premises.

     NOW, THEREFORE, for and in consideration of the premises, the rents and covenants to be paid and performed by Tenant hereunder, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties covenant and agree as follows:


                            ARTICLE I

                        LEASE OF PREMISES

   1.1 Lease of Premises. Subject to the terms and conditions of this Lease, Landlord does hereby lease unto Tenant, and Tenant does hereby lease from Landlord, those certain premises (the "Premises") consisting of (a) the real property containing approximately 2.9 acres located in the City of Tucson, County of Pima, State of Arizona, which is described in Exhibit A attached hereto and incorporated herein by reference for all purposes, together with all of Landlord's rights, privileges, easements and appurtenances pertaining to such real property (such real property, rights, privileges, easements and appurtenances being collectively hereinafter called the "Land"), and (b) a retail building (the "Building") containing approximately 15,200 square feet of gross leasable area and other improvements (such Building and other improvements are hereinafter called the "Improvements") now located or to be erected by Landlord on the Land in accordance with the Final Plans (as hereinafter defined).

   1.2 Habendum. TO HAVE AND TO HOLD the Premises for use by Tenant, its permitted successors and assigns, for the Term (as hereinafter defined) subject to termination as herein provided and subject to and upon the terms, conditions, covenants, agreements, provisions and limitations agreed to and imposed upon Tenant hereunder.

                            ARTICLE II

                         USE OF PREMISES

   2.1 Use of Premises. (a) Subject to the terms and provisions hereof, Tenant shall have the right to use and enjoy the Premises in a lawful manner for the following purposes only: the display and sale at retail of men's, women's and children's athletic footwear and athletic apparel; and incidental thereto and in combination therewith, the sale at retail of related athletic accessories; and in addition thereto, a facility (not to exceed 10% of the Building floor area) for the preparation and sale of food products in combination of beverages, cookies, hamburgers, frankfurters, sandwiches, ice cream, donuts, popcorn, nachos, carbonated drinks, coffee and tea; a shoe repair service (not to exceed 10% of the Building floor area); and entertainment facilities in connection with the selling of the foregoing products.

     (b) Notwithstanding the foregoing, Tenant shall not use or occupy, or permit the Premises to be used or occupied, nor do or permit anything to be done in or on the Premises in a manner which would (i) in any way make void or voidable any insurance then in force on the Premises, (ii) make it impossible to obtain the insurance required to be furnished by Tenant under this Lease,
(iii) constitute a public nuisance, or (iv) violate any deed restrictions affecting the Premises or any present or future, ordinary or extraordinary, foreseen or unforeseen, laws, regulations, ordinances or requirements of any governmental authority.

   2.2 Continuous Occupancy and Operations. Tenant covenants and agrees to occupy and use the entire Improvements continuously during the entire term of this Lease for the purposes provided in
Section 2.1(a) above, and will operate such business during such period with diligence under the trade name "Just For Feet," and in accordance with the best standards of operation of such business. Notwithstanding the foregoing, Tenant may at any time notify Landlord that Tenant intends to cease operating its business in the Improvements as of a date specified in such notice, which date may not be earlier than ninety (90) days after the date of such notice (the "Occupancy Termination Date"). Following the Occupancy Termination Date, Tenant shall continue to pay and perform all of the other obligations of Tenant hereunder including, without limitation Tenant's obligation to timely pay until expiration of the Lease Term of this Lease all Rent (as hereinafter defined) and all other charges provided under this Lease. At any time after the Occupancy Termination Date, Landlord may terminate this Lease by written notice to Tenant specifying a termination date not less than sixty (60) days thereafter, and Tenant shall deliver possession of the Premises to Landlord on such termination date in accordance with the provisions of this Lease, provided that Tenant shall have the right to reopen its business on the Premises prior to the specified termination date established under this Section if Tenant has given Landlord thirty (30) days prior written notice. Failure of Tenant to timely deliver such notice or to reopen its business on the Premises prior to the termination date specified by Landlord shall be deemed a waiver of Tenant's right to reopen as provided in this Section 2.2.

   2.3 Title and Condition of Land and Improvements. Landlord demises and lets to Tenant the Land subject to all easements, encumbrances, zoning regulations, restrictions, rules and ordinances, building restrictions and other laws and regulations, without representation or warranty as to such matters by Landlord. Except as expressly provided elsewhere in this Lease (including, without limitation, in those provisions dealing with Landlord's construction obligations and certain repair obligations), Tenant acknowledges that it is fully familiar with the condition of the Land and hereby accepts the Land in its present, "as-is" condition, such condition being satisfactory to Tenant. TENANT HEREBY ACKNOWLEDGES AND AGREES THAT EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN THIS LEASE, (a) NO REPRESENTATIONS OR WARRANTIES, EITHER EXPRESS OR IMPLIED, WITH RESPECT TO THE CONDITION OF THE LAND OR THE HABITABILITY OR SUITABILITY OF THE SAME FOR TENANT'S BUSINESS OPERATIONS OR ANY OTHER PURPOSE, OR OTHERWISE, HAVE BEEN MADE TO TENANT BY LANDLORD OR ANYONE ACTING FOR OR ON BEHALF OF LANDLORD, AND ANY WARRANTY OF HABITABILITY, SUITABILITY OR FITNESS OF THE LAND FOR A PARTICULAR USE OR PURPOSE, EITHER EXPRESS OR IMPLIED, IF ANY, IS HEREBY DISCLAIMED BY LANDLORD AND IRREVOCABLY WAIVED BY TENANT, AND (b) LANDLORD SHALL BE UNDER NO OBLIGATION AND HAS MADE NO PROMISES OF ANY KIND TO REPAIR, REMODEL OR MAKE ANY ALTERATIONS OR IMPROVEMENTS TO THE LAND. EXCEPT AS EXPRESSLY PROVIDED TO THE CONTRARY IN THIS LEASE, THE OCCUPANCY OF THE PREMISES BY TENANT SHALL BE DEEMED TO BE AN ACCEPTANCE BY TENANT OF THE PREMISES IN THEIR THEN PRESENT, "AS-IS" CONDITION, SUCH CONDITION BEING SATISFACTORY TO TENANT. NOTWITHSTANDING THE FOREGOING TERMS OF THIS SECTION 2.3, WITHIN SIXTY (60) DAYS AFTER THE EFFECTIVE DATE LANDLORD SHALL DELIVER TO TENANT COPIES OF ANY RESTRICTIONS FILED AGAINST THE PROPERTY AND REFLECTED IN LANDLORD'S COMMITMENT FOR OWNER'S POLICY OF TITLE INSURANCE WHICH LANDLORD SHALL OBTAIN IN CONNECTION WITH ITS ATTEMPT TO ACQUIRE THE PROPERTY. IF ANY SUCH RESTRICTIONS CONTAIN TERMS WHICH PROHIBIT USE OF THE PROPERTY FOR THE PURPOSES PROVIDED IN SECTION 2.1 ABOVE, THEN TENANT MAY TERMINATE THIS LEASE BY WRITTEN NOTICE DELIVERED TO LANDLORD WITHIN FIVE (5) DAYS OF RECEIVING SUCH RESTRICTIONS.

                           ARTICLE III

                   CONSTRUCTION OF IMPROVEMENTS

   3.1 Construction of Improvements. Landlord and Tenant acknowledge and agree that the Land is presently vacant land and that it shall be Landlord's responsibility to construct the entire Premises. Landlord hereby covenants and agrees to construct the Building (the "Building Construction") and the other Improvements on the Land in a good and workmanlike manner using new materials and substantially in accordance with "Landlord's Work" described on Exhibit B attached hereto and incorporated herein by reference for all purposes, with such minor variations as Landlord may deem advisable.

                            ARTICLE IV

                               TERM

   4.1    Commencement Date.  As used herein, the "Commencement
Date" shall mean the date which is ninety (90) days after the Substantial Completion Date (as hereinafter defined).

   4.2 Original Term of Lease. The "Original Term" of this Lease shall commence upon 12:01 a.m. on the Substantial Completion Date and shall end at 11:59 p.m. on the last day of the calendar month in which the day immediately preceding the twentieth (20th) anniversary of the Commencement Date occurs, unless sooner terminated or extended as set forth herein. Tenant hereby acknowledges that all obligations of Tenant under this Lease including Tenant's obligation to pay all Additional Rent (as hereinafter defined) hereunder (excluding only Tenant's obligation to pay Basic Rent hereunder) shall commence on the Substantial Completion Date. Tenant's obligation to pay Basic Rent shall commence on the Commencement Date as provided in Section 5.1 below.

   4.3 Renewal Options. Subject to the conditions hereinafter set forth and provided this Lease is then in effect, Tenant shall have the right to renew the term of this Lease for two (2) consecutive renewal terms of five (5) years each (each, a "Renewal Term"), by delivering written notice to Landlord of its exercise of such right at least one hundred eighty (180) days before the end of the Original Term or any Renewal Term, as the case may be. The first such Renewal Term shall begin upon the expiration of the Original Term and the second Renewal Term shall begin upon the expiration of the first Renewal Term. All of the terms, provisions and covenants of this Lease shall apply to each Renewal Term except that the Basic Rent (as hereinafter defined) for each Renewal Term shall be as provided in Article V below. Tenant shall have no right to exercise any option under this Section 4.3 if any Event of Default (as hereinafter defined) exists at the time of electing a renewal option or at the time any Renewal Term would commence. If Tenant fails to timely give notice of Tenant's intention to renew this Lease, the Term of this Lease shall expire on the scheduled expiration date, and Tenant shall have no further option to renew this Lease. If Tenant does not exercise any such option in a timely manner, then Landlord shall have the right during the remainder of the Term of this Lease to advertise the availability of the Premises for sale or lease. In this Lease the phrases "term of this Lease," "term hereof," "Lease Term," and "Term" mean the Original Term and any Renewal Term that may become effective pursuant to this Section 4.3.

                            ARTICLE V

                  BASIC RENT AND ADDITIONAL RENT

   5.1 Basic Rent. Tenant covenants to pay to Landlord, without any prior demand therefor and without any deduction or set-off whatsoever (except as expressly provided by the terms of this Lease), as basic rent (the "Basic Rent"), the following sums during each Lease Year (as hereinafter defined) of the Lease Term (such annual amounts being calculated by multiplying the rent per square foot set forth below by the total number of square feet in the Building):


     Lease Year          Annual Basic Rent PSF    Annual Basic Rent

     Original Term:
     Years 1-5           $23.29                        $354,008.00
     Years 6-10          $25.62                        $389,424.00
     Years 11-15         $28.18                        $428,366.00
     Years 16-20         $31.00                        $471,203.00

     Renewal Term(s):
     Years 21-25         $34.10                        $518,320.00
     Years 26-30         $37.51                        $570,152.00


The foregoing annual Basic Rent figures are based upon an estimated total square footage of 15,200. In the event the actual gross square footage contained within the Building on the Substantial Completion Date is greater or less than 15,200 square feet, the actual annual Basic Rent to be paid by Tenant under this Lease shall be adjusted, based on the figures established above, which shall be confirmed in writing by Landlord and Tenant by execution of a Memorandum of Lease as hereinafter provided. The applicable annual Basic Rent stated above shall be payable in monthly installments equal to 1/12th of the applicable annual Basic Rent, each such monthly installment payable in advance on the first day of each calendar month of each Lease Year during the Lease Term. The monthly installment of Basic Rent for the first month of the Lease Term shall be paid by Tenant to Landlord on or before the Commencement Date. Rent for any fractional calendar month in which the Lease Term begins or terminates shall be prorated on a per diem basis, based on the number of days in such month with respect to such fractional calendar month. The term "Lease Year", as used herein, shall, in the case of the first Lease Year, mean the period that begins on the Commencement Date and ends on the last day of the month in which the day immediately preceding the first anniversary of the Commencement Date occurs. Each subsequent "Lease Year" shall mean a period of twelve (12) full calendar months beginning on the day after the expiration of the first Lease Year, and each subsequent annual anniversary of such day, except that the last Lease Year shall end on the last day of the Lease Term and may be less than twelve (12) full calendar months.

   5.2 Additional Rent. Tenant covenants that all other amounts, liabilities and obligations which Tenant assumes or agrees to pay or discharge pursuant to this Lease together with every fine, penalty, interest and cost which may be added for nonpayment or late payment thereof, shall constitute additional rent ("Additional Rent") hereunder (whether or not the same be designated as "Additional Rent"). The term "Rent", as used herein, shall collectively mean and refer to Basic Rent and all other Additional Rent hereunder.

   5.3 Net Lease; Non-Terminability. Except as expressly set forth to the contrary in this Lease:

     (a) This is an absolutely net lease to Landlord. It is the intent of the parties hereto that the Rent payable under this Lease shall be an absolutely net return to Landlord and that Tenant shall pay all costs and expenses relating to the Premises and the business operated thereon. Any amount or obligation set forth in this Lease and relating to the Premises which is not expressly declared to be that of Landlord shall be deemed to be an obligation of Tenant to be performed by Tenant at Tenant's expense. Basic Rent, Additional Rent and all other sums payable hereunder by Tenant, shall be paid without notice, demand, setoff, counterclaim, abatement, suspension, deduction or defense.

     (b) This Lease shall not terminate, nor shall Tenant have any right to terminate this Lease, nor shall Tenant be entitled to any abatement or reduction of Rent hereunder, nor shall the obligations of Tenant under this Lease be affected by reason of (i) any damage to or destruction of all or any part of the Premises from whatever cause; (ii) the taking of the Premises or any portion thereof by condemnation, requisition or otherwise; (iii) the prohibition, limitation or restriction of Tenant's use of all or any part of the Premises, or any interference with such use; (iv) any eviction by paramount title or otherwise; (v) Tenant's acquisition or ownership of all or any part of the Premises; (vi) any default on the part of Landlord under this Lease, or under any other agreement to which Landlord and Tenant may be parties; (vii) the failure of Landlord to deliver possession of the Premises; or (viii) any other cause whether similar or dissimilar to the foregoing, any present or future law to the contrary notwithstanding.

     (c) Tenant agrees that it will remain obligated under this Lease in accordance with its terms, and it will not take any action to terminate, rescind or avoid this Lease, notwithstanding (i) the bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution, winding-up or other proceeding affecting Landlord or its successors-in-interest, or (ii) any action with respect to this Lease which may be taken by any trustee or receiver of Landlord or its successors-in-interest or by any court in any such proceeding.

     (d) Tenant waives all rights which may now or hereafter be conferred by law (i) to quit, terminate or surrender this Lease or the Premises or any part thereof, or (ii) to any abatement, suspension, deferment or reduction of the Basic Rent, Additional
Rent or any other sums payable under this Lease.

     (e) It is the intention of the parties hereto that the obligations of Tenant hereunder shall be separate and independent covenants and agreements, that the Basic Rent, the Additional Rent and all other sums payable by Tenant hereunder shall continue to be payable in all events and that the obligations of Tenant hereunder shall continue unaffected, unless the requirement to pay or perform the same shall have been terminated pursuant to an express provision of this Lease.

   5.4 Place of Rent Payment. All payments of Rent hereunder shall be made to Landlord as the same become due and payable in lawful money of the United States of America at the address of Landlord specified in Section 12.1 hereof or at such other address as Landlord may designate in accordance with the provisions of said
Section 12.1.

   5.5 Late Payment Charge and Interest. Tenant hereby acknowledges that late payment by Tenant to Landlord of Rent under this Lease will cause Landlord to incur various expenses not contemplated by this Lease, the exact amount of which are presently difficult to ascertain. Accordingly, if any payment of Rent shall not be received by Landlord within ten (10) days after the due date thereof, then, in addition to such required payment, Tenant shall also pay Landlord a late charge equal to $500.00 for each month in which any Rent or other payment for such month is not timely paid, which late charge shall constitute Additional Rent hereunder. Landlord and Tenant agree that such late charge represents a fair and reasonable estimate of the expenses that Landlord will incur by reason of such late payment by Tenant. Acceptance of such late charge by Landlord shall not constitute a waiver of Tenant's default with respect to any such past due amounts, nor prevent Landlord from exercising any other rights or remedies granted to Landlord under this Lease or at law or in equity. In addition, any Rent or any other sum required to be paid by Tenant under this Lease which is not paid within ten (10) days after the same is due, shall bear interest, commencing on the eleventh (11th) day after the due date thereof and continuing until paid, at the lesser of
(a) the maximum rate permitted by applicable law, or (b) eighteen percent (18%) per annum.

                            ARTICLE VI

          PAYMENT OF IMPOSITIONS, TAXES AND ASSESSMENTS;
          COMPLIANCE WITH LAWS AND ENVIRONMENTAL MATTERS

   6.1 Payment of Impositions. (a) Tenant shall pay, discharge and satisfy the following charges (the "Impositions") when due:

                 (i) all taxes, assessments (including assessments for benefits from public works or improvements, whether or not begun or completed prior to the Commencement Date and whether or not to be completed within the Term), levies, fees, water and sewer rents and charges, and all other governmental charges of every kind, general and special, ordinary and extraordinary, together with, subject to the succeeding provisions of this Section 6.1, any interest and penalties thereon, which accrue or are payable during the Lease Term and which are imposed or levied upon or assessed against (A) the Premises or any part thereof, (B) any Basic Rent or any Additional Rent reserved or payable hereunder, and (C) this Lease or the leasehold estate hereby created or which arises in respect of the operation, possession, occupancy or use of the Premises;

                (ii) any gross receipts or similar taxes imposed or levied upon, assessed against or measured by the Basic Rent or Additional Rent payable by Tenant hereunder or levied upon or assessed against the Premises;

               (iii) all sales and use taxes which are levied or assessed against or payable by Landlord and Tenant on account of the acquisition, leasing or use of the Premises or any portion thereof; and

                (iv) all charges for water, gas, light, heat, telephone, electricity, power and other utilities and communications services rendered or used on or about the Premises.

     (b) Tenant agrees to furnish to Landlord, within thirty (30) days after written demand therefor, evidence of the payment of all Impositions. In the event that any Imposition levied or assessed against the Premises becomes due and payable during the Term hereof and may be legally paid in installments, Tenant shall have the option to pay such Imposition in installments. Tenant shall request the appropriate taxing and assessing authorities having jurisdiction over the Premises to send directly to Tenant all tax bills, assessments and notices pertaining to the Premises. Notwithstanding the foregoing, for any such tax bills, assessments and notices that are not sent directly to Tenant but are sent to Landlord, Landlord hereby covenants and agrees to forward to Tenant all such tax bills, assessments and notices pertaining to the Premises within ten (10) business days after Landlord receives same, but Tenant's obligation to timely pay any amount that was the subject of such tax bill, assessment and notice shall not be conditioned upon Landlord's delivery of such item to Tenant within such time period.

   6.2 Compliance with Laws. Except for those obligations that are expressly stated in this Lease as being the obligation of Landlord, Tenant shall, at its own cost and expense, obtain any and all business licenses necessary for the operation of Tenant's business on the Premises and shall comply with all governmental statutes, laws, orders, ordinances, rules and regulations applicable to the use of the Premises and all requirements of the Fire Insurance Rating Organization, Board of Fire Insurance Underwriters and any similar bodies having jurisdiction thereof, including those which require the making of any structural, unforeseen or extraordinary changes to the Premises, whether or not any of the same involve a change of policy on the part of the body enacting the same, and shall promptly comply with all governmental orders and directives and/or demands from Landlord for the correction, prevention and abatement of nuisances in or upon, or connected with, the Premises. Without limiting the foregoing, Tenant shall, at its expense, comply with all changes required in order to obtain and/or maintain the Required Insurance (as hereinafter defined), and with the provisions of all contracts, agreements, instruments and restrictions existing on the Substantial Completion Date or thereafter suffered or permitted by Tenant affecting the Premises or any part thereof relating to the ownership, occupancy or use thereof.

   6.3 Permitted Contests. Tenant shall not be required to (a) pay any Imposition, (b) comply with any statute, law, rule, order, regulation or ordinance, or (c) discharge or remove any lien, encumbrance or charge against the Premises, so long as Tenant shall contest, in good faith and at its sole expense, the existence, the amount or the validity thereof, the amount of the damages caused thereby or the extent of its liability therefor, by appropriate proceedings during the pendency of which there is prevented (i) the collection of, or other realization upon, the tax, assessment, levy, fee, rent, charge, lien or encumbrance so contested; (ii) the sale, forfeiture or loss of the Premises, or any part thereof, or the Basic Rent or any Additional Rent, or any portion thereof;
(iii) any interference with the use or occupancy of the Premises or any part thereof; and (iv) any interference with the payment of the Basic Rent or any Additional Rent, or any portion thereof. Tenant further agrees that each such contest shall be diligently and continuously prosecuted to a final conclusion. Tenant shall defend (with counsel reasonably acceptable to Landlord), indemnify and hold Landlord harmless against, any and all losses, judgments, decrees and costs (including all attorneys' fees, appearance costs and expenses) in connection with any such contest and shall, promptly after the final settlement, compromise or determination of such contest, fully pay and discharge the amounts which shall be levied, assessed, charged or imposed or be determined to be payable in connection therewith, together with all penalties, fines, interests, costs and expenses thereof or in connection therewith, and perform all acts, the performance of which shall be ordered or decreed as a result thereof. Notwithstanding the foregoing, no such contest shall be pursued by Tenant if doing so would subject Landlord or any Fee Mortgagee to the risk of any criminal liability.

   6.4 Hazardous Materials. (a) Tenant shall not cause, or suffer or permit Tenant's agents, contractors, employees, customers or persons receiving or delivering goods or services to or from the Premises to cause, any Hazardous Material (as hereinafter defined) to exist on or be discharged from the Premises (whether originating thereon or migrating to the Premises from other property), and Tenant shall promptly (i) remove any charge or lien upon any of the Premises, and (ii) defend (with counsel reasonably acceptable to Landlord), indemnify and hold Landlord, Fee Mortgagee and all of their successors and assigns, harmless from and against any and all claims, expenses, liabilities, losses or damages to or threatened against the Property, Landlord, Fee Mortgagee or any third party, resulting from any Hazardous Material that is placed, generated or created in, on or under the Premises or is discharged from the Premises, after the Substantial Completion Date.

     (b) Tenant shall notify Landlord and Fee Mortgagee of any Hazardous Material that exists on or is discharged from or onto the Premises (whether originating thereon or migrating to the Premises from other property) within ten (10) days after Tenant first has knowledge of the existence or discharge of such Hazardous Material.

     (c) Throughout the Term, Tenant shall comply, and cause the Premises to comply, with all statutes, laws, ordinances, rules and regulations of all local, state or federal authorities having authority over the Premises or any portion thereof or their use, including, without limitation, those relative to any Hazardous Material, petroleum products, asbestos containing materials or PCB's.

     (d) "Hazardous Material" means any hazardous or toxic material, substance or waste which is defined by those or similar terms or is regulated as such under any Environmental Laws. "Environmental Laws" means any statute, law, ordinance, rule or regulation of any local, county, state or federal authority having jurisdiction over the Premises or any portion thereof or its use, including, but not limited to: (i) the Federal Water Pollution Control Act (33 U.S.C. Section 1317) as amended; (ii) the Federal Resource Conservation and Recovery Act (42 U.S.C. Section 6901 et seq.) as amended; (iii) the Comprehensive Environmental Response Compensation and Liability Act (42 U.S.C. Section 9601 et seq.) as amended; (iv) the Toxic Substance Control Act (15 U.S.C. Section
2601) as amended; and (v) the Clean Air Act (42 U.S.C.  Section
7401), as amended.

     (e)  Tenant's obligations and liabilities under this Section
6.4 shall survive the expiration or any termination of this Lease.

                           ARTICLE VII

               MAINTENANCE, REPAIR AND ALTERATIONS

   7.1 Maintenance and Repair. If Tenant becomes aware of latent or patent defects in materials or workmanship in the construction of the Premises, then with respect to such defects, Landlord hereby authorizes Tenant to assert, and hereby assigns to Tenant (to the extent assignable), any and all warranties and other claims that Landlord may now or hereafter have against the contractors, subcontractors and suppliers that furnished labor or materials for the construction of the Improvements. In no event shall Tenant have any right to seek recourse for such latent or patent defects against Landlord and Tenant hereby waives all such rights. Tenant agrees to, at its sole expense, (a) keep and maintain the Premises, including any altered, rebuilt, additional or substituted buildings, structures and other improvements thereto, in good repair and appearance, except for ordinary wear and tear, and (b) promptly make all structural and nonstructural, foreseen and unforeseen, ordinary and extraordinary changes and repairs of every kind which may be required to keep the Premises in such good condition, repair and appearance. Except for Landlord's Work, Landlord shall not be required to maintain, repair or rebuild or make any alterations, replacements or renewals of any nature to the Premises, or any part thereof, whether ordinary or extraordinary, structural or nonstructural, foreseen or unforeseen. Tenant hereby expressly waives the right to make repairs at the expense of Landlord which may be provided for in any law in effect at the time of the commencement of the Term of this Lease or which may thereafter be enacted, but the foregoing waiver shall not be a waiver of rights expressly granted to Tenant by the terms of this Lease. Tenant shall, at its own cost and expense, care for and maintain the grounds around the Improvements, including the regular mowing of grass, care of shrubs and general landscaping, and the maintenance of the parking areas, driveways and alleys on the Land, and shall maintain the whole of the Premises in a clean and sanitary condition.

   7.2 Alterations. (a) Tenant shall not make any alterations, additions or modifications to the Premises without the prior written consent of Landlord (which consent shall not be unreasonably withheld), except for installation of unattached, movable trade fixtures in the Building which may be installed without drilling, cutting or otherwise defacing any part of the Premises. All alterations, additions and modifications made to the Premises by Tenant other than unattached, movable trade fixtures shall remain upon the Premises and become the property of Landlord upon the expiration or termination of this Lease, unless Landlord requests their removal in which event Tenant shall, at Tenant's expense, remove the same and restore the Premises to their original condition as of the Commencement Date. If Tenant fails to repair any damage to the Premises caused by any removal of any alterations, additions or modifications to the Premises, then Landlord shall have the right, but not the obligation, to repair any such damage to the Premises and thereafter Tenant will be obligated to reimburse Landlord for the reasonable costs of repairing such damage. All plumbing or electrical wiring connections exposed as a result of the removal of any alterations, additions or modifications shall be capped by Tenant in a safe and workmanlike manner.

     (b) Notwithstanding anything contained in paragraph (a) above to the contrary, before approving any alterations, additions or modifications for which Landlord's consent is required, Landlord may require Tenant to furnish it with (i) plans and specifications detailing the work to be completed, (ii) the names and addresses of the contractors to complete such work and copies of the contracts entered into with such contractors, (iii) all permits necessary for the construction of such alterations, additions or modifications, and (iv) evidence of any insurance reasonably requested by Landlord in connection with such alterations, additions and modifications, which insurance shall name Landlord and Fee Mortgagee as additional insureds.

     (c) All construction work done by Tenant within or upon the Premises shall be performed in a good and workmanlike manner, in compliance with all governmental requirements, and the requirements of any contract or deed of trust to which Landlord may be a party and in such manner as to cause a minimum of interference with other construction in progress.

     (d) Tenant agrees that all improvements, alterations, repairs or other work performed upon the Premises under any provision of this Lease including, without limitation, any venting, opening, sealing, water proofing or any altering of the roof of the Building shall be performed under the direction of a general contractor approved by Landlord in advance and that when completed Tenant shall furnish to Landlord a certificate from such contractor stating that all such alterations approved by Landlord have been completed in accordance with plans and specifications previously approved by Landlord. Without limiting the foregoing, the plans and drawings for installation or revision of mechanical, electrical or plumbing systems shall be designed by an engineer approved by Landlord in advance, such design work to be done at Tenant's expense. Tenant shall defend (with counsel reasonably acceptable to Landlord), indemnify and hold Landlord and Fee Mortgagee harmless from and against all claims, liens, costs, damages and expenses that may arise out of or in connection with any changes, additions, alterations or modifications made to the Premises by Tenant.

   7.3 No Liens. Tenant will not, directly or indirectly, create or permit to be created or to remain, and will promptly discharge, at its expense, any mortgage, lien, encumbrance or charge on, pledge of or conditional sale or other title retention agreement with respect to, the Premises or any part thereof or Tenant's interest therein or the Basic Rent, Additional Rent or other sums payable by Tenant under this Lease, other than a Fee Mortgage. Nothing contained in this Lease shall be construed as constituting the consent or request, expressed or implied, by Landlord to the performance of any labor or services or of the furnishing of any materials for any construction, alteration, addition, repair or demolition of or to the Premises or any part thereof by any contractor, subcontractor, laborer, materialman or vendor. Notice is hereby given that Landlord will not be liable for any labor, services or materials furnished or to be furnished to Tenant, or to anyone holding the Premises or any part thereof, and that no mechanic's or other liens for any such labor, services or materials shall attach to or affect the interest of Landlord in and to the Premises.

                           ARTICLE VIII

                  INSURANCE AND INDEMNIFICATION

   8.1 Insurance. Tenant shall throughout the Term maintain, or cause to be maintained, at its sole expense, the following insurance (herein called the "Required Insurance"), which shall have deductible amounts to be approved by Landlord in writing:

     (a) Insurance against loss or damage by fire, lightning and other risks from time to time included under "all risk" policies, including, without limitation, vandalism and malicious mischief coverage, in amounts sufficient to prevent Landlord or Tenant from becoming a coinsurer of any loss under the applicable policies but in any event in amounts not less than the actual replacement value of the Improvements.

     (b) General public liability insurance for the benefit of Landlord, Tenant and any Fee Mortgagee against claims for damages to person or property occurring on, in or about the Premises and the adjoining streets, sidewalks, gutters, curbs, passageways and other areas adjacent thereto, if any, of at least Two Million Dollars ($2,000,000) single limit with respect to bodily injury or death to any one person, at least Three Million Dollars ($3,000,000) with respect to any one accident, and at least One Million Dollars ($1,000,000) with respect to property damage, such insurance to include full coverage of the indemnity set forth in
Section 8.10. Tenant shall also maintain in force an "umbrella" or excess policy of liability insurance having limits of at least Three Million Dollars ($3,000,000) in excess of the limits of liability insurance required above. All policies for liability insurance required by this Lease shall name Landlord and any Fee Mortgagee as additional insureds, as their respective interests may appear.

     (c) Workers' compensation insurance covering all persons employed in connection with any work done on or about the Premises with respect to which claims for death or bodily injury could be asserted against Landlord, Tenant or the Premises, complying with the laws of the state in which the Premises is located.

     (d) At any time when any portion of the Premises are being altered or replaced, builder's risk insurance (in completed value nonreporting form) in an amount not less than the actual replacement value of the Improvements.

   8.2 Permitted Insurers. Tenant's Required Insurance shall be issued by insurance companies having a financial rating of at least "X" and a general policy holders rating of "A+", as rated in the most recent Best's Insurance Reports. In the event Tenant fails to obtain and maintain the Required Insurance, Landlord may, in addition to Landlord's other remedies, obtain such insurance on behalf of and for the account of Tenant, and Tenant shall reimburse Landlord on demand for the actual costs incurred by Landlord in obtaining such insurance. The Required Insurance shall name as the insured parties thereunder Landlord and Tenant, as their interests may appear, and any Fee Mortgagee as an additional insured under a standard "noncontributory mortgagee" endorsement or its equivalent. Landlord shall not be required to prosecute any claim against, or to contest any settlement proposed by, an insurer. Tenant may, at its expense, prosecute any such claim or contest any such settlement in the name of Landlord, Tenant or both, and Landlord will join therein at Tenant's written request upon the receipt by Landlord of an indemnity from Tenant against all costs, liabilities and expenses in connection therewith.

   8.3 Insurance Claims. Insurance claims by reason of damage to or destruction of any portion of the Premises shall be adjusted by Landlord and Tenant, but any Fee Mortgagee shall have the right to join with Landlord and Tenant in adjusting any such loss. Insurance proceeds shall be placed in an account controlled by Landlord or Fee Mortgagee and shall be disbursed in the manner provided in Section 8.9. For insured losses occurring during the first ten (10) Lease Years, any insurance proceeds remaining after Tenant has repaired the Premises pursuant to Section 8.9 shall be paid to and shall be the property of Fee Mortgage, if Fee Mortgagee's lien documents require. For insured losses occurring after the first ten (10) Lease Years, any insurance proceeds remaining after Tenant has repaired the Premises pursuant to
Section 8.9 shall be paid to and shall be the property of Tenant. Notwithstanding the foregoing, no payment shall be made to Tenant pursuant to this Section 8.3 or Section 8.9 if any default or Event of Default shall have happened and be continuing under this Lease.

   8.4    Insured Parties.  Every policy referred to in paragraphs
(a) - (d) of Section 8.1 shall bear a first mortgagee endorsement in favor of Fee Mortgagee (if any); and any loss under any such policy shall be made payable to such Fee Mortgagee, provided that any recovery under any such policy shall be applied by such Fee Mortgagee in the manner provided in Section 8.9. All policies of Required Insurance to be obtained by Tenant hereunder shall be promptly delivered to Landlord and renewals thereof as required shall be delivered to Landlord at least thirty (30) days prior to the expiration of such policies, which policies shall bear the endorsement that the subject policies will not be cancelled or reduced in scope of coverage or amount of coverage until thirty
(30) days' prior written notice thereof has been given to Landlord.

   8.5 Delivery of Policies. If Tenant fails to maintain or renew any Required Insurance, or to pay the premium therefor, or to deliver any such policy or certificate, then Landlord, at its option, but without obligation to do so, may, upon five (5) days' notice to Tenant, procure such insurance. Any sums so expended by Landlord shall be Additional Rent hereunder and shall be repaid by Tenant to Landlord on the date the next installment of Basic Rent is due.

   8.6 No Double Coverage. Neither Tenant nor Landlord shall obtain or carry separate insurance covering the same risks as any Required Insurance unless Tenant, Landlord and Fee Mortgagee are included therein as named insured, with loss payable as provided in this Lease and the policy contains a first mortgagee endorsement in favor of Fee Mortgagee. Tenant and Landlord shall immediately notify each other whenever any such separate insurance is obtained and shall deliver to each other the policies or certificates evidencing the same.

   8.7 Blanket Insurance. Anything contained in this Article VIII to the contrary notwithstanding, all Required Insurance may be carried under a "blanket" or "umbrella" policy or policies covering other properties or liabilities of Tenant, provided that such policies otherwise comply with the provisions of this Lease and specify the coverage and amounts thereof with respect to the Premises.

   8.8    Damages for Tenant's Failure to Properly Insure.
Landlord or Fee Mortgagee shall not be limited in the proof of any damages which Landlord or Fee Mortgage may claim against Tenant arising out of or by reason of Tenant's failure to provide and keep in force insurance, as provided above, to the amount of the insurance premium or premiums not paid or incurred by Tenant and which would have been payable under such insurance; but Landlord and Fee Mortgagee shall also be entitled to recover as damages for such breach, the uninsured amount of any loss, to the extent of any deficiency in the Required Insurance and damages, costs and expenses of suit suffered or incurred by reason of or damage to, or destruction of, the Premises, occurring during any period when Tenant shall have failed or neglected to provide the Required Insurance. Tenant shall defend (with counsel reasonably acceptable to Landlord), indemnify and hold harmless Landlord and Fee Mortgagee for any liability incurred by Landlord or Fee Mortgagee for or arising out of the failure to pay any deductibles for the Required Insurance.

   8.9 Casualty. (a) If the Premises or any part thereof shall be damaged or destroyed by casualty, Tenant shall promptly notify Landlord thereof, and, except as provided in this Section 8.9, Tenant shall, with reasonable promptness and diligence, rebuild, replace and repair any damage or destruction to the Premises, at its expense, in conformity with the requirements of Section 7.5 in such manner as to restore the same to the same condition, as nearly as possible, as existed prior to such casualty, and there shall be no abatement of Basic Rent or Additional Rent.

     (b) Before Tenant commences such repairing, restoration or rebuilding, plans and specifications therefor, prepared by a licensed architect reasonably satisfactory to Landlord (the "Approved Architect"), shall be submitted to Landlord for approval, and Tenant shall furnish to Landlord (i) an estimate of the cost of the proposed work, certified to by the Approved Architect, it being agreed that the cost of repairing, restoring and reconstructing the Premises shall include any and all costs and expenses for labor, materials, engineering, design and architectural fees to be incurred in connection with such repair, restoration or rebuilding of the Premises, (ii) names and addresses of Tenant's proposed general contractors, (iii) copies of proposed contracts with general contractors and the necessary permits, (iv) evidence of builder's risk, liability and property damage insurance of the general contractor naming Landlord and Fee Mortgagee as additional insureds in limits reasonably acceptable to Landlord and Fee Mortgagee, and (v) if required by Fee Mortgagee, payment and performance bonds covering the full amount of the proposed contracts, all in form and substance reasonably satisfactory to Fee Mortgagee. Tenant shall defend (with counsel reasonably acceptable to Landlord), indemnify and hold Landlord harmless from and against all claims, liens, costs, damages and expenses that may arise out of or in connection with any changes, additions, alterations or improvements to the Premises by Tenant.

     (c) Within thirty (30) days from the date of the determination of the cost of the work by the Approved Architect, Tenant shall deposit with the party holding the insurance proceeds, any excess in the estimated cost of the work over the insurance proceeds held in an account pursuant to Section 8.3. Tenant shall diligently and continuously pursue the repair, restoration or rebuilding of the improvements in a good and workmanlike manner, using only high quality materials. Proceeds of such insurance shall be made available to Tenant against Tenant's applications for payment delivered to Landlord from time to time as such work or repair progresses. In each application, Tenant shall (i) describe the work or repair for which Tenant is requesting payment, (ii) confirm that the work to date has been performed in accordance with the approved plans and specifications relating thereto, (iii) confirm the costs incurred by Tenant in connection therewith, (iv) confirm that except for bills for which Tenant is requesting reimbursement pursuant to the current application, all bills for work and materials have been paid in full, (v) state that Tenant has not theretofore received payment for such work, (vi) confirm that the undisbursed funds in the account are sufficient to pay in full the cost of completing the work free of liens or claims, and
(vii) include any lien waivers reasonably requested by Landlord or Fee Mortgagee.

     (d) In the event of damage to, or destruction of more than thirty percent (30%) of the then replacement cost of the Improvements on the Premises (as determined by the Approved Architect) during the final twelve (12) months of the term of this Lease, and such damage is not caused by the negligence or willful act or omission of Tenant or Tenant's employees, agents, invitees, independent contractors, customers or licensees, Tenant may, but shall not be obligated to, repair, restore or rebuild such Improvements. If Tenant elects not to so repair, restore or rebuild, Tenant shall notify Landlord of such election within thirty (30) days after such casualty, and either party may thereafter terminate this Lease upon thirty (30) days' written notice thereof to the other. In the event of such termination of this Lease, Landlord shall retain all insurance proceeds payable under the insurance policies referred to in Section 8.1. If this Lease is not terminated under this Section 8.9(d), Tenant shall proceed to rebuild or repair the Improvements according to the other provisions of this Section 8.9.

     (e) Subject to the provisions of Section 8.3 and this Section 8.9, Landlord hereby covenants and agrees to deliver to Tenant, to the extent available, any and all amounts requested by Tenant within twenty (20) days after the date Tenant makes request therefor pursuant to the application for payment described above.

   8.10 Indemnification. Tenant agrees to pay and to protect, defend (with counsel reasonably acceptable to Landlord), indemnify and hold harmless Landlord, Fee Mortgagee and their agents, successors and assigns from and against any and all liabilities, losses, damages, costs, expenses (including all reasonable attorneys' fees and expenses), causes of action, suits, claims, demands or judgments of any nature whatsoever arising out of (a) any injury to, or the death of, any person or any damage to property on the Premises or upon adjoining sidewalks, streets or ways, or (b) the violation by Tenant of this Lease or any contract or agreement to which Tenant is a party or any restriction, law, ordinance or regulation to which Tenant or the Premises are subject. If Landlord, Fee Mortgagee or any agent of Landlord or Fee Mortgagee shall be made a party to any litigation commenced against Tenant for which Tenant is obligated to provide indemnification pursuant to the terms of this Lease, and if Tenant, at its expense, shall fail to provide Landlord, Fee Mortgagee or their agents with counsel approved by Landlord, Tenant shall pay all reasonable costs and reasonable attorneys' fees and expenses incurred or paid by Landlord, Fee Mortgagee or their agents in connection with such litigation. Tenant's obligations and liabilities under this Section 8.10 shall survive the expiration or any termination of this Lease.

   8.11 Waiver of Subrogation. Notwithstanding any provision contained herein to the contrary, Landlord and Tenant, for themselves and their respective insurers or any other party claiming through or under them by way of subrogation or otherwise, each hereby waives any and all rights of recovery, claim, action, or cause of action, against the other, its agents, servants, partners, shareholders, officers or employees for any loss or damage that may occur to the Premises, or any improvements thereto, or any of its property located in, upon or constituting a part of the Premises, which loss or damage is covered by valid and collectible fire and extended coverage policies, to the extent that such loss or damage is recoverable thereunder. Inasmuch as the above mutual waivers will preclude the assignment of any aforesaid claim by way of subrogation (or otherwise) to an insurance company (or any other person), Landlord and Tenant severally agree immediately to give each insurance company which has issued to it policies of insurance, written notice of the terms of said mutual waivers, and to have said insurance policies properly endorsed, if necessary, to prevent the invalidation of such insurance coverages by reason of said waivers.

                            ARTICLE IX

                          EMINENT DOMAIN

   9.1 Definitions. As used in this Lease, the following words shall have the following meanings:

     (a) "Condemnation proceedings" means any action or proceeding brought for the purpose of any taking of property or any property interest by competent authority as a result of the exercise of the power of eminent domain, condemnation or purchase under threat thereof or in lieu thereof.

     (b) "Taking" or "taken" means the taking of, or damage to, property or any property interest pursuant to condemnation proceedings.

     (c) "Date of taking" means the date on which a condemning authority rightfully obtains physical possession of property pursuant to a taking.

   9.2 Total Condemnation. If all of the Premises should be taken, this Lease shall terminate as of the date of taking of the Premises.

   9.3 Partial Condemnation. (a) If more than twenty percent (20%) of the floor area of the Building should be permanently taken for any public or quasi-public use under any governmental law, ordinance or regulation or by right of eminent domain or by private purchase in lieu thereof, this Lease shall terminate and the Rent shall be abated during the unexpired portion of this Lease, effective on the date physical possession is taken by the condemning authority.

     (b) If less than twenty percent (20%) of the floor area of the Building should be permanently taken as aforesaid, this Lease shall not terminate; however, the Basic Rent payable hereunder during the unexpired portion of this Lease shall be reduced in proportion to the Building floor area taken, effective on the date physical possession is taken by the condemning authority. Following such partial taking, Tenant shall make all necessary repairs or alterations necessary to make the Building an architectural whole as provided in paragraph (d) below.

     (c) If any part of the parking area of the Premises is permanently taken as aforesaid, this Lease shall not terminate, nor shall the Rent payable hereunder be reduced, except that either Landlord or Tenant may terminate this Lease if the parking area remaining following such taking plus any additional parking provided by Landlord in reasonable proximity to the Premises shall be less than the amount of parking required by applicable laws and ordinances. Any election to terminate this Lease in accordance with this paragraph (c) shall be evidenced by written notice delivered to the other party within thirty (30) days after the date physical possession is taken by the condemning authority.

     (d) If this Lease is terminated as provided in this Article IX, all compensation awarded for any taking (or the proceeds of private sale in lieu thereof) of the Premises shall be the property of Landlord and Tenant hereby assigns its interest in any such award to Landlord. If this Lease is not terminated as provided in this Article IX, then all compensation awarded for any taking (or the proceeds of private sale in lieu thereof) of the Premises shall be held by Landlord for the account of Tenant and Tenant shall use such compensation to promptly restore the remainder of the Premises and the Improvements to a complete unit of like quality, character and condition as that which existed immediately prior to the taking. In this regard, before commencing any restoration, Tenant must submit to Landlord, for approval, which approval shall not be unreasonably withheld or delayed, (i) plans and specifications for such restoration prepared by an Approved Architect; (ii) an estimate of the cost of proposed restoration, certified to by the Approved Architect, it being agreed that the cost of restoration includes any and all costs and expenses for labor, materials, engineering, design, and architectural fees incurred in connection with such restoration; (iii) copies of proposed contracts with general contractors; (iv) evidence of builder's risk, liability, and property damage insurance of the general contractor naming Landlord and any Fee Mortgagee, as additional insureds in limits reasonably acceptable to Landlord and such Fee Mortgagee; and (v) if required by Fee Mortgagee, payment and performance bonds covering the full amount of the proposed contract, all in form and substance reasonably satisfactory to Fee Mortgagee. Within thirty
(30) days after determination by the Approved Architect of the cost of any restoration work performed under this Article IX, Tenant shall deposit into an account controlled by Landlord or Fee Mortgagee any excess in the estimated cost of the restoration work of the compensation awarded in connection with the taking and all funds held in said account shall be distributed in the same manner as insurance proceeds are to be distributed under Section 8.9(c). If Tenant does not complete the restoration within one hundred eighty (180) days after the date of taking, then, unless the delay is for reasons not within the reasonable control of Tenant, in addition to whatever other remedies Landlord may have either under this Lease, at law or in equity, Landlord may retain the entire award or the balance thereof remaining in the custody of Landlord, as the case may be, as liquidated damages resulting from the failure of Tenant to comply with the provisions of this Section
9.3. Any portion of such award as may not have to be expended for such repairing or restoration shall be paid to Landlord.

   9.4 Award. All compensation awarded for any taking (or the proceeds of private sale in lieu thereof) of all or any part of the Premises shall be the property of Landlord, whether such damage shall be awarded as compensation for diminution in the value of the leasehold or to the fee of the Premises or otherwise, subject to disbursement to Tenant in accordance with the provisions of this Lease, and Tenant hereby assigns to Landlord all of Tenant's right, title and interest in and to any such compensation; provided that Tenant shall be entitled to pursue a separate claim for damages to Tenant's personal property, leasehold improvements, trade fixtures and equipment to the full extent permitted under the laws of the state in which the Premises are situated. In no event shall Tenant be entitled to any award for the value of the unexpired term of this Lease. The termination of this Lease shall not affect the rights of the respective parties to such awards.

   9.5 Temporary Taking. If any of the events described in Sections 9.2 or 9.3 occur as a result of a taking for temporary use, then, except as hereinafter provided, this Lease shall continue in full force and effect, except that Tenant shall not be obligated to comply with any covenant or provision of this Lease to the extent such compliance is rendered impossible or impracticable by reason of the taking. In no event shall the Rent payable hereunder abate or be reduced by reason of any such temporary taking. If the duration of a taking of all or any part of the Premises for temporary use, or a taking of the parking areas for temporary use to the extent provided in Section 9.3(c), exceeds one hundred eighty (180) days, and if the nature of the taking is such that, if it were permanent, Tenant would have the right to terminate this Lease in accordance with the provisions of Section 9.3, then Tenant shall have the right to terminate this Lease by written notice given to Landlord not later than thirty (30) days after the expiration of such one hundred eighty (180) day period.

                            ARTICLE X

                    ASSIGNMENT AND SUBLETTING

   10.1 Assignment and Subletting by Tenant. (a) Tenant shall not and may not assign or in any manner transfer this Lease or any estate or interest therein, or sublet the Premises or any part thereof, or grant any license, concession or other right to occupy any portion of the Premises without the prior written consent of Landlord, except that Tenant shall have the right to grant a shoe repair concession and a food operation concession within the Premises, provided that neither such concession exceeds more than ten percent (10%) of the floor area of the Building. Landlord agrees not to unreasonably withhold its consent hereunder provided that the proposed assignee agrees to comply with the permitted uses specified in Section 2.1 and no uncured Event of Default exists. Notwithstanding the foregoing, in no event shall an assignment or subletting by Tenant hereunder relieve Tenant of any of its obligations under this Lease and Tenant shall be responsible for causing the assignee or subtenant, as the case may be, to comply with all of the terms and conditions of this Lease.

     (b) Tenant shall give Landlord at least sixty (60) days advance written notice of any proposed assignment or subletting, such notice to be accompanied by a copy of the proposed sublease or assignment. Landlord shall have the right to terminate this Lease effective as of the proposed effective date of the assignment or subletting (except in the case of assignments or subletting to an affiliate of Tenant as defined in the Securities Act of 1933 or as otherwise provided above by giving Tenant notice thereof within thirty (30) days after Landlord's receipt of said notice from Tenant. Upon any such termination, the parties shall have no further obligation or liabilities to the other hereunder, except for obligations and liabilities which accrued prior to the date of such termination. Should Landlord elect not to so terminate this Lease in connection with any proposed assignment or subletting, Landlord shall continue to have the right to disapprove same.

     (c) Tenant shall not mortgage, pledge or otherwise encumber its interest in this Lease or in the Premises, except as otherwise expressly provided herein.

   10.2 Assignment by Landlord. In the event of the transfer and assignment by Landlord of its interests in this Lease and in the Premises to a person or entity expressly assuming Landlord's obligations under this Lease, Landlord shall automatically be released from any further obligations hereunder, and Tenant agrees to accept such successor in interest and to look solely to such successor in interest for performance of Landlord's obligations.

                            ARTICLE XI

                             DEFAULT

   11.1 Events of Default. Any of the following occurrences or acts shall constitute an event of default (herein called an "Event of Default") under this Lease:

     (a) Tenant shall fail to make any payment when due of Basic Rent, Additional Rent or other sum herein required to be paid by Tenant hereunder and such failure continues for ten (10) days after Landlord has given notice to Tenant thereof (provided, if in any calendar year, Landlord has on two (2) or more occasions, given Tenant notice of Tenant's failure to timely pay rental hereunder, then during the remainder of such calendar year, if Tenant again fails to pay rent within ten (10) days after its due date, such failure shall be a default hereunder, without the necessity of giving Tenant any further notice of default or opportunity to cure such default).

     (b) Tenant shall fail to observe or perform any other provision or obligation hereof and such failure continues for thirty (30) days after Landlord has given notice thereof to Tenant (provided, that in the event of such default cannot with diligence be cured within such thirty (30) day period, if Tenant shall proceed promptly and continuously to cure the same and thereafter shall prosecute the curing of such default with diligence, the time within which such failure may be cured shall be extended for such period as may be necessary to complete the curing of the same with diligence, provided further, that upon request by Landlord, Tenant shall from time to time sign and deliver to Landlord a certificate stating the reason such default cannot be cured within thirty (30) days and stating that Tenant is proceeding with due diligence to cure such default).

     (c) Any representation or warranty of Tenant set forth in any notice, certificate, demand, request or other instrument delivered pursuant to, or in connection with, this Lease, shall either prove to be false or misleading in any material respect as of the time when the same shall have been made.

     (d) Tenant shall (i) apply for or consent to the appointment of, or the taking of possession by, any receiver, custodian, trustee, United States Trustee or liquidator (or other similar official) of the Premises or any part thereof or of any substantial portion of Tenant's property, or (ii) make a general assignment for the benefit of its creditors, or (iii) file petition commencing a voluntary case under or seeking to take advantage of any Federal Bankruptcy Code or any other federal or state law (as now or hereafter in effect) relating to bankruptcy, insolvency, reorganization, winding-up or adjustment of debts (hereinafter collectively called "Bankruptcy Law"), or (v) take any action in furtherance of any of the foregoing.

     (e) If an order for relief against Tenant shall be entered in any involuntary case under the Federal Bankruptcy Code or any similar order against Tenant shall be entered pursuant to any other Bankruptcy Law, or if a petition commencing an involuntary case against Tenant or proposing the reorganization of Tenant under any Bankruptcy Law shall be filed and not be discharged or denied within sixty (60) days after such filing (or such longer period of time as may be reasonably necessary, in Landlord's sole discretion, to obtain such discharge or denial and Tenant is pursuing same with diligence), or if a proceeding or case shall be commenced in any court of competent jurisdiction seeking (i) the liquidation, reorganization, dissolution, winding-up or adjustment of debts of Tenant, or (ii) the appointment of a receiver, custodian, trustee, United States Trustee or liquidator (or any similar official) of the Premises or any part thereof or of Tenant or of any substantial portion of Tenant's property, or (iii) any similar relief as to Tenant pursuant to any Bankruptcy Law, and any such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect for sixty (60) days (or such longer period of time as may be reasonably necessary, in Landlord's sole discretion, to obtain such stay and Tenant is pursuing same with diligence).

     (f) Tenant shall desert or vacate any portion of the Premises.

     (g) The business operated by Tenant shall be closed for failure to pay any state sales tax as required or for any other reason.

   11.2 Landlord's Remedies. Upon the occurrence of any Event of Default, Landlord shall have the option to pursue any one or more of the following remedies:

     (a) Terminate this Lease by notice to Tenant, in which event Tenant shall immediately surrender the Premises to Landlord, and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which Landlord may have under this Lease or applicable law, enter upon and take possession of the Premises and expel or remove Tenant and any other persons who may be occupying the Premises or any part thereof, by force if necessary, without being liable for prosecution or any claim of damages therefor.

     (b) Enter upon and take possession of the Premises and expel or remove Tenant and other person who may be occupying the Premises or any part thereof, by force if necessary, without being liable for prosecution or any claim for damages therefor, and no such action by Landlord shall be construed as an election on Landlord's part to terminate the Term of this Lease unless a written notice of such intention is given to Tenant as provided in paragraph (a) above.

     (c) At any time or from time to time after the repossession of the Premises or any part thereof pursuant to paragraph (b) above, whether or not the Term of this Lease shall have been terminated pursuant to paragraph (a) above, Landlord may (but shall be under no obligation to) relet the Premises or any part thereof for the account of Tenant, in the name of Tenant or Landlord or otherwise, without notice to Tenant, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the Term of this Lease) and on such conditions (which may include concessions or free rent) and for such uses Landlord, in its sole and absolute discretion, may determine, and Landlord may collect and receive any rents payable by reason of such reletting and such rents so received shall first be applied to additional costs incurred by Landlord in reletting (including tenant finish expenses incurred by Landlord in preparing the Premises for a new tenant) and then credited against amounts otherwise owed to Landlord hereunder. Landlord shall not be responsible or liable for any failure to relet the Premises or any part thereof or for any failure to collect any rent due upon any such reletting.

     (d) No termination of this Lease pursuant to paragraph (a) above, by operation of law or otherwise, and no repossession of the Premises or any part thereof pursuant to paragraph (b) above or otherwise, and no reletting of the Premises or any part thereof pursuant to paragraph (c) above, shall relieve Tenant of its liabilities and obligations hereunder, all of which shall survive such expiration, termination, repossession or reletting.

     (e) In the event of any such termination or repossession, Tenant will pay to Landlord the Basic Rent, Additional Rent and other sums required to be paid by Tenant to and including the date of such termination or repossession and, thereafter, Tenant shall, until the end of what would have been the Term of this Lease in the absence of such termination or repossession, and whether or not the Premises or any part thereof shall have been relet, be liable to Landlord for, and shall pay to Landlord (i) the Basic Rent, Additional Rent and other sums which would be payable under this Lease by Tenant in the absence of such termination or repossession, less (ii) the net proceeds, if any, of any reletting effected for the account of Tenant pursuant to paragraph (c) above, after deducting from such proceeds all Landlord's expenses incurred in connection with such reletting (including, without limitation, all repossession costs, new tenant finish-out expenses, brokerage commissions, legal expenses, attorneys' fees and employees' expenses). Tenant will pay such current damages on the days on which the Basic Rent would have been payable under this Lease in the absence of such termination or repossession, and Landlord shall be entitled to recover the same from Tenant on each such day.

     (f) In addition to any other remedy available to Landlord, in the event Tenant should neglect to perform the maintenance required of it pursuant to the terms of this Lease, and such failure shall not be cured after notice to Tenant and expiration of any applicable curative period (including any applicable right to extend the curative period) set forth herein (except Tenant shall have no grace or curative period to correct any condition that poses an imminent danger to persons or property), Landlord shall have the right, but not the obligation, to cause repairs or corrections to be made, in which event the cost of such repairs shall be reimbursed by Tenant to Landlord within thirty (30) days after Tenant receives written demand therefor from Landlord together with copies of itemized invoices reflecting the cost of such repairs.

     (g) In the event of any termination of this Lease by Tenant pursuant to a right granted by this Lease or by operation of law, Tenant's liability for the payment and performance of all covenants, debts, indemnities and other obligations of Tenant under this Lease accrued through the date of termination shall be unaffected by such termination and shall be enforceable against Tenant in the same manner as if this Lease continued to be in full force and effect.

   11.3 Additional Rights of Landlord. No right or remedy herein conferred upon or reserved to Landlord is intended to be exclusive of any other right or remedy, and each and every right and remedy shall be cumulative and in addition to any other right or remedy given hereunder or now or hereafter existing at law or in equity or by statute, unless expressly excluded by the terms of this Lease. The failure of Landlord to insist at any time upon the strict performance of any covenant or agreement or to exercise any option, right, power or remedy contained in this Lease shall not be construed as a waiver or a relinquishment thereof for the future.
A receipt by Landlord of any Basic Rent, any Additional Rent or any other sum payable hereunder with knowledge of the breach of any covenant or agreement contained in this Lease shall not be deemed a waiver of such breach, and no waiver by Landlord of any provision of this Lease shall be deemed to have been made unless expressed in writing and signed by Landlord. In addition to other remedies provided in this Lease, Landlord shall be entitled, to the extent permitted by applicable law, to injunctive relief in case of the violation, or attempted or threatened violation, of any of the covenants, agreements, conditions or provisions of this Lease, or to decree compelling performance of any of the covenants, agreements, conditions or provisions of this Lease, or to any other remedy allowed to Landlord at law or in equity.

   11.4 Waivers by Tenant. Tenant hereby waives and surrenders for itself and all those claiming under it, including creditors of all kinds, any right of privilege which it or any of them may have under any present or future construction, statute or rule of law to redeem the Premises or to have a continuance of this Lease for the Term hereby demised after termination of Tenant's right of occupancy by order or judgment of any court or by any legal process or writ, or under the terms of this Lease or after the termination of the term of this Lease as herein provided.

                           ARTICLE XII

                          MISCELLANEOUS

   12.1 Notices, Demands and Other Instruments. All notices, correspondence, documents or requests given, sent or required to be given with respect to any matter pertaining to this Lease shall be in writing. Any notices, correspondence, documents or requests required or permitted to be delivered under this Lease shall be addressed to the applicable party at the addresses set forth below, or to such other address as Landlord or Tenant may designate in writing, and deemed delivered or received (a) regardless of whether actually received or not, upon deposit in the United States mail, postage prepaid, certified mail, return receipt requested, or
(b) when actually received if sent other than by certified mail.

     If to Tenant:       Just For Feet, Inc.
                         153 Cahaba Valley Parkway North
                         Pelham, Alabama 35124
                         Attention: Harold Ruttenberg
                         (205) 403-8000 (Telephone)
                         (205) 403-8200 (Facsimile)

                         With a copy to:

                         Karl B. Friedman, Esq.
                         Sirote & Permutt
                         2222 Arlington Avenue South
                         P.O. Box 55727
                         Birmingham, Alabama 35255
                         (205) 930-5117 (Telephone)
                         (205) 930-5301 (Facsimile)

     If to Landlord:     Cumberland America Development Company, Inc.
                         2607 Walnut Hill Lane, Suite 111
                         Dallas, Texas 75229
                         Attention: Bradford Beck
                         (214) 351-0100 (Telephone)
                         (214) 357-5546 (Facsimile)

                         With a copy to:

                         Walter A. Suberg, Esq.
                         McManemin & Smith, P.C.
                         600 North Pearl Street
                         L.B. 175, Suite 1600
                         Dallas, Texas 75201-2809
                         (214) 953-1321 (Telephone)
                         (214) 953-0695 (Facsimile)

     Landlord and Tenant shall each have the right from time to time to specify as its address for purposes of this Lease any other address in the United States of America upon giving written notice thereof, similarly given, to the other party.

   12.2 Estoppel Certificates. Tenant and Landlord will, at any time and from time to time, upon not less than twenty (20) days' prior request by the other party, execute, acknowledge and deliver to the requesting party a certificate certifying, to the extent correct, (a) that this Lease is unmodified and in full effect (or setting forth any modifications and that this Lease is in full effect as modified); (b) the amount of Basic Rent and Additional Rent payable and the dates to which the Basic Rent, Additional Rent and other sums payable hereunder have been paid; (c) that, to its knowledge, no default exists hereunder on the part of the requesting party and that there are no rental abatements, termination rights, defenses or offsets hereunder (or stating those rental abatements, termination rights, defaults, defenses or offsets claimed by the recipient of the request); (d) the commencement and expiration dates of this Lease; (e) the amount of any security or other deposits; (f) that Tenant is in possession of the Premises, and (g) such other matters as may reasonably be required by the requesting party. Any such certificate may be relied upon by any Fee Mortgagee or other mortgagee or prospective purchaser or prospective mortgagee of the Premises.

   12.3 Holding Over by Tenant. It is covenanted and agreed that in the event that Tenant remains in possession of the Premises after the expiration of the Term of this Lease, without the execution of a new lease or of an agreement extending the term hereof but is engaged in good faith negotiations with Landlord for a new lease or extension, Tenant shall be deemed to be occupying the Premises as a Tenant from month to month, subject to all of the terms of this Lease as may be applicable to a month to month tenancy, and at the Rent and other charges provided for in the last preceding year, prorated on a monthly basis. If, however, Tenant has no agreement and is not negotiating with Landlord in good faith, or if Landlord has notified Tenant in writing that it is unwilling to negotiate with Tenant for a new lease, Tenant shall pay as Basic Rent an amount equal to one hundred fifty percent (150%) of the Basic Rent provided for in the last preceding year, plus all Additional Rent. Nothing contained herein shall require either Landlord or Tenant to engage in such negotiations.

   12.4 Parties Bound. This Lease shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, legal representatives, successors, and assigns where permitted by this Lease.

   12.5 No Merger. There shall be no merger of this Lease or the leasehold estate hereby created with the fee estate in the Premises or any part thereof by reason of the same person acquiring or holding, directly or indirectly, this Lease or the leasehold estate hereby created or any interest in this Lease or in such leasehold estate as well as the fee estate in the Premises or any portion thereof.

   12.6 Surrender. Upon the termination of this Lease, Tenant shall peaceably surrender the Premises to Landlord in the same condition in which they were received from Landlord at the commencement of this Lease, except as altered as permitted or required by this Lease, except for ordinary wear and tear and except to the extent that the terms of this Lease expressly relieve Tenant from the obligation to repair, restore or rebuild the Premises following the occurrence of any casualty or condemnation. Provided that Tenant is not in default hereunder, Tenant shall remove from the Premises prior to or within a reasonable time (not to exceed thirty (30) days) after such termination all property not owned by Landlord, and, at Tenant's expense, shall at such times of removal, repair any damage caused by such removal. Property not so removed shall become the property of Landlord. Landlord may thereafter remove and dispose of such property, and the cost of removing and disposing of the property, together with the cost of repairing any damage caused by such removal shall be borne by Tenant. Notwithstanding anything to the contrary contained herein, upon termination of this Lease pursuant to a default by Tenant, the heating, ventilation and air conditioning systems shall remain on the Premises and shall become the property of Landlord.

   12.7 Severability. Each and every covenant and agreement contained in this Lease is separate and independent, and the breach of any thereof by Landlord shall not discharge or relieve Tenant from any obligation hereunder. If any term or provision of this Lease or the application thereof to any person or circumstances or at any time to any extent be invalid and unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances or at any time other than those to which it is invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and shall be enforced to the extent permitted by law.

   12.8 Attorney's Fees. In the event either party brings any action or proceeding against the other party under this Lease to enforce the terms and provisions of this Lease, the party losing in such action or proceeding shall pay the reasonable attorneys' fees and expenses of the party prevailing in such action or proceeding.

   12.9 Savings Clause. No provision contained in this Lease which purports to obligate Tenant to pay any amount of interest or any fees, costs or expenses which are in excess of the maximum permitted by applicable law, shall be effective to the extent that it calls for payment of any interest or other sums in excess of such maximum rate.

   12.10 Force Majeure. Whenever a period of time is herein prescribed for action to be taken by Landlord or Tenant, such party shall not be liable or responsible for, and there shall be excluded from the computation of any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions or any other causes of any kind whatsoever which are beyond the reasonable control of such party. The provisions of this section shall not operate to excuse Tenant from the prompt payment of Rent or any other payments required by the terms of this Lease. Notwithstanding anything to the contrary contained herein, the circumstances contemplated by this section shall not entitle Landlord to extend the Substantial Completion Date.

   12.11 Recording - Memorandum of Lease. Landlord and Tenant agree to execute, acknowledge and deliver at any time after the date of this Lease, at the request of the other party, a short-form Memorandum of Lease in a form reasonably acceptable to Landlord and Tenant, setting forth the Commencement Date and Term hereof, the renewal options, the final measured floor area of the Building and such other provisions hereof (except those specifying the Basic Rent payable hereunder) as Landlord and Tenant shall reasonably deem appropriate, and such Memorandum of Lease may be recorded at Landlord's or Tenant's option.

   12.12 Time of the Essence. Time is of the essence of this Lease and the provisions relating thereto shall be strictly construed.

   12.13 Transfer of Landlord's Interest. The term "Landlord", as used in this Lease, so far as covenants or obligations on the part of Landlord are concerned, shall be limited to mean and include only the owner or owners at the time in question of the fee of the Premises, and in the event of any transfer or transfers of the title to such fee, (a) Landlord herein named (and in case of any subsequent transfer or conveyance, the then grantor) shall be automatically freed, released and relieved, from and after the date of such transfer or conveyance, of all liability as respects the performance of any covenants or obligations on the part of Landlord contained in this Lease thereafter to be performed; and (b) Tenant shall attorn to the then current owner of the fee as provided below. Notwithstanding any other provisions hereof, in the event of any breach or default by Landlord in any term or provision of this Lease, Tenant agrees to look solely to the equity or interest then owned by Landlord in the Premises, and in no event shall any money judgment, deficiency or otherwise, be sought, obtained or enforced against Landlord.

   12.14 Subordination. (a) Tenant accepts this lease subject and subordinate to any Fee Mortgage presently existing or hereafter created upon the Premises, and to any renewals and extensions thereof, but Tenant agrees that any such Fee Mortgagee shall have the right at any time to subordinate such Fee Mortgage to this Lease. Landlord is hereby irrevocably vested with full power and authority to subordinate this Lease to any Fee Mortgage hereafter placed upon the Premises, and Tenant agrees upon demand to execute such further instruments subordinating this Lease as Landlord may request, and, upon any failure of Tenant to do so, without limitation of Landlord's other available remedies, Landlord shall have the right to execute same as attorney-in-fact for Tenant. Notwithstanding the foregoing, as a condition to Tenant's obligation to subordinate hereunder (except as to Landlord's initial construction mortgage), Landlord shall obtain and furnish to Tenant a subordination, non-disturbance and attornment agreement (the "Non-Disturbance Agreement") executed by Fee Mortgagee providing that Tenant's possession of the Premises will not be disturbed so long as Tenant continues to perform its obligations under this Lease and accept Fee Mortgagee as its landlord as provided below.

     (b) Subject to the terms of the Non-Disturbance Agreement, Tenant confirms that if by reason of a default under any Fee Mortgage, Fee Mortgagee or its successor or assignee in interest becomes Landlord hereunder, Tenant shall attorn to and shall recognize such Fee Mortgagee or its successor or assignee as Tenant's landlord under this Lease, provided that such successor in interest shall not (i) be bound by any payment of Rent for more than the current month to any prior landlord; (ii) be bound by any amendment or modification of this Lease made without the written consent of Fee Mortgagee or such successor or assignee in interest;
(iii) be liable in damages for any previous act or omission by any prior landlord under this Lease; and (iv) have any obligation with respect to any security deposited under this Lease unless such security has been physically delivered to the party succeeding to the interest of Landlord. Tenant shall execute and deliver, at any time and from time to time, upon request of Landlord or of Fee Mortgagee, an instrument which may be reasonably necessary or appropriate to evidence such attornment. Tenant waives the provisions of any statute or rule of law now or hereafter in effect which may give or propose to give Tenant any right or election to terminate this Lease or to surrender possession of the Premises in the event any proceeding is brought by Fee Mortgagee to acquire Landlord's interest hereunder

   12.15 Table of Contents and Headings. The table of contents and headings used in this Lease are for convenient reference only and shall not to any extent have the effect of modifying, amending or changing the provisions of this Lease.

   12.16 Governing Law. This Lease shall be governed by and interpreted under the laws of the State of Arizona, and all obligations of the parties hereto are performable in Pima County, Arizona.

   12.17 Certain Definitions. (a) The term "Tenant's Certificate" means a written certificate signed by the Chairman of the Board, the President or any Vice President of Tenant.

     (b) The term "Fee Mortgage" means any ground lease, mortgage, deed of trust, security agreement, assignment of lease or other security instrument encumbering the Premises, and all renewals, modifications, consolidations, replacements and extensions thereof.

     (c) The term "Fee Mortgagee" means any ground lessor, mortgagee or beneficiary under a Fee Mortgage, and its successors and assigns.

     (d) The term "Records" means the office of the County Clerk of Pima County, Arizona.

   12.18 Entry by Landlord. Tenant shall permit Landlord and its agents to enter upon the Premises at all reasonable times and upon no less than one (1) day's written notice to inspect and examine the Premises, to show the Premises to prospective purchasers, mortgagees or tenants or to make repairs. If Tenant is not present to open and permit an entry by Landlord into the Building at any time when entry therein is necessary because of an emergency, Landlord or its agents shall not be liable for damages to property arising as a result of such entry unless such damage is due to the gross negligence or willful misconduct of Landlord.

   12.19 Relationship of Landlord and Tenant. Nothing herein contained shall be deemed or construed by the parties hereto, nor by any third party, as creating the relationship of principal and agent, partnership or joint venture, between the parties hereto, it being understood and agreed that neither the method for computation of Rent, nor any other provisions contained herein, nor any act of the parties hereto, shall be deemed to create any relationship between the parties hereto other than the relationship of landlord and tenant.

   12.20 Integration. This Lease contains the entire agreement between the parties hereto with regard to the subject matter hereof, and supersedes any prior understandings, agreements or negotiations. This Lease may not be amended or modified except by a writing executed by both parties hereto.

   12.21 Brokers. (a) If, but only if, this Lease has not been terminated by either party, Landlord shall pay The Mayford Group (the "Agent"), for negotiating this Lease, a commission in cash as agreed upon in a separate written agreement between Landlord and the Agent.

     (b) Except for the Agent, Tenant and Landlord represent and warrant to each other that neither has had any contacts or engaged in any actions which would give rise to any claim from any broker in connection with the negotiation or execution of this Lease, and hereby agree to indemnify and hold each other harmless from any claim for a commission or fee by any party making such claim upon the basis of any alleged contract or agreement with the indemnifying party.

   12.22 Acknowledgement of Status of Title to Land. TENANT HEREBY EXPRESSLY ACKNOWLEDGES THAT LANDLORD DOES NOT OWN THE LAND AS OF THE EFFECTIVE DATE AND THAT LANDLORD'S OBLIGATIONS UNDER THIS LEASE ARE SUBJECT TO AND CONDITIONED UPON LANDLORD'S ACQUISITION OF FEE SIMPLE TITLE TO THE LAND. Tenant and Landlord agree that if, for any reason, Landlord has not acquired the Land on or before June 1, 1996, then Landlord may terminate this Lease by written notice given to Tenant on or before 5:00 p.m. on June 1, 1996, unless Landlord has then actually acquired the Land. If this Lease is so terminated, this Lease shall cease to be of any further force or effect, and Landlord and Tenant shall have no further rights or obligations hereunder. If Landlord acquires title to the Land, Landlord shall deliver evidence of such title to Tenant on or before the Substantial Completion Date.

   12.23 Interest. In the event either party fails to pay the other any amount under this Lease when due (after expiration of any applicable notice and grace period), such amount shall bear interest at the lesser of eighteen percent (18%) per annum or the maximum non-usurious rate of interest permitted under applicable law.

   12.24 Quiet Possession. Subject to the terms and provisions of this Lease, Landlord hereby grants to Tenant lawful, peaceable and quiet occupancy, possession and enjoyment of the Premises and all appurtenances and rights granted to Tenant under this Lease during the Term of this Lease without hindrance or ejection by Landlord or the successors or assigns of Landlord or anyone acting by, through or under Landlord (including, without limitation, any Fee Mortgagee).

   12.25 Complete Agreement. This Lease contains the entire agreement between the parties hereto, and no agent, representative, salesman or officer of Landlord has authority to make, or has made, any statement, agreement or representation, either oral or written, in connection herewith, modifying, adding or changing the terms and conditions herein set forth. Further, Tenant acknowledges and agrees that neither Landlord nor any agent or representative of Landlord, including any leasing agent acting on behalf of Landlord, has made, and Tenant has not relied upon, any representations or assurances as to Tenant's projected or likely sales volume, customer traffic or profitability. Tenant also acknowledges and agrees that, to the extent any projections, materials or discussions have related to Tenant's projected or likely sales volume, customer traffic or profitability, Tenant understands that any and all such projections, materials and discussion are based solely upon Landlord's experiences at other properties or upon standardized marketing studies, and that such projections, materials and discussions shall not be construed as a promise or guarantee that Tenant will realize the same or similar results.


        [THE BALANCE OF THIS PAGE IS INTENTIONALLY BLANK]

      IN WITNESS WHEREOF, the parties hereto have executed this Lease as of the day and year first above set forth.

                              LANDLORD:

                              CUMBERLAND AMERICA DEVELOPMENT
                              COMPANY, INC., a Texas corporation

                              By:  /s/ Bradford B. Beck
                                   Bradford B. Beck,
                                   President

                              TENANT:

                              JUST FOR FEET, INC.,
                              an Alabama corporation

                              By:  /s/ Harold Ruttenberg
                                   Harold Ruttenberg,
                                   Vice President


                            EXHIBIT A


                    Legal Description of Land


                         (to be attached)

                            EXHIBIT B


                     CONSTRUCTION OF PREMISES


     Except as expressly defined in this Exhibit C, all capitalized items in this Exhibit C shall have the same meanings assigned to such terms in the lease (the "Lease") by and between Cumberland America Development Company, Inc. ("Landlord") and Just For Feet, Inc., to which this Exhibit C is attached and forms a part of.

     1.   Construction of Premises.

     1.01. Landlord agrees, at Landlord's sole cost and expense (except as otherwise provided herein), to construct the Improvements in accordance with the Final Plans, together with any and all modifications thereto, to be agreed upon by and between Landlord and Tenant as hereinafter set forth. The Building shall consist of approximately 15,200 square feet of floor area and be constructed in accordance with all governmental requirements applicable to such construction. In addition, Landlord shall, at Landlord's sole expense, provide all surveys, soils reports, civil engineering, site utility engineering, and all other documents and materials relating to and/or necessary for the construction of the Premises as are described and/or provided for below.

     1.02. The approved Final Plans for the Premises shall set forth in detail the work required to be performed by Landlord
("Landlord's Work"), which work shall include without limitation, the following items:

     (a) construction of the Building shell and interior finish, including:

                 (i)     all concrete foundations and slabs
                (ii)     all exterior walls and service areas;
               (iii)     roof, canopies and sidewalks, as applicable; and
                (iv) all interior finish out, including among others all floors and floor coverings, walls and wall coverings, and interior partition walls;

     (b) installation and connection of all utilities with service available from such utility companies such as domestic water, fire water, sanitary sewer, storm sewer, electrical, natural gas and telephone;

     (c) installation of an automatic fire sprinkler protection system with a water supply adequate to service that system, in compliance with applicable law, ordinance and building specifications, as well as in compliance with any and all then existing requirements of Tenant's applicable insurance carrier;

     (d) installation of a complete electrical distribution system (with voltage and capacity in amounts set forth in the Final
Plans), including main panels, branch circuits, control panels, switches and convenience outlets;

     (e) installation of store lighting complete with fixtures and lamps;

     (f) installation of an HVAC system;

     (g) installation of a complete plumbing system, including piping, valves, control devices and all fixtures (such as water heaters, sinks, toilets, urinals and drinking fountains);

     (h) installation of rest room accessories such as hand driers, toilet partitions, towel and toilet paper dispensers, and all necessary handicap facilities, all as may be required by the Final Plans and/or under applicable law or ordinance;

     (i) construction of the parking lot (which shall contain 120 spaces for automobiles), dumpster enclosures, loading docks, access road(s) and the site utilities, together with landscaping thereof, all as provided in the Final Plans and under applicable laws and ordinances;

     (j) installation of the trade fixtures and cash stands, and all electrical connections to Tenant's trade fixtures and equipment;

     (k) all landscaping;

     (l) construction of loading areas and service roads in accordance with the Final Plans; and

     (m) construction of a roof warranted as to labor and materials by the manufacturer thereof for a period of not less than fifteen
(15) years following the date of full and complete installation thereof.

     1.03.  Tenant shall be responsible for the following matters
("Tenant's Work"):

     (a) supply (but not install) all trade fixtures, cash stands and equipment;

     (b) supply and install Tenant's pylon and other signage; and

     (c) supply and install all materials and perform all work and services not to be supplied, installed or performed by Landlord as a part of Landlord's Work under the Final Plans.


     2.   Plans and Specifications.

     2.01. The Premises shall be constructed in accordance with plans and specifications ("Final Plans") prepared by Enviroplan ("Project Architect") from Tenant's Prototype Plans and Specifications (herein so called) for Store No. 4, Version 4.1, Title Sheet (A-1.0) dated February 28, 1995, as adapted to the site plan attached to the Final Plans, which Prototype Plans and Specifications must be furnished by Tenant to Landlord upon execution of the Lease. The Final Plans shall be mutually and reasonably approved by Tenant and Landlord in a timely manner as hereinafter set forth.

     2.02. Landlord shall be responsible for obtaining such data and any other information as the Project Architect reasonably may need to prepare the Final Plans for the construction of the Premises, including, but not limited to, the aforementioned surveys, soils reports, civil engineering, site utility engineering and related construction materials (including any existing topographical site plans).

     2.03. The Final Plans shall be drawn to a scale of 1/8th or 3/32nds inch equals one foot, shall show the locations and dimensions of all fixed facilities (including, but not limited to, entrances and exits, show windows, stairways, equipment rooms and trash rooms), and shall be in compliance with all applicable building code and legal requirements. Such Final Plans shall be executed under seal by engineers and architects duly licensed to do business in the state where the Premises are located and shall be in compliance with the requirements of all local governmental and other authorities responsible for approving or issuing permits in respect to the proposed construction.

     2.04. Landlord will not commence the construction work contemplated hereunder until Tenant and Landlord shall have approved and agreed to the Final Plans.

     2.05. As set forth in Section 3.04 below, Tenant shall have the right at any time or times either prior to or during the progress of Landlord's Work to eliminate any feature, item or detail provided or to be provided for in the Final Plans and/or to substitute and/or to add other features, items or details for which provision has not been made, in which event Landlord shall make such changes, at Tenant's sole cost and expense.

     2.06. Upon completion of the Premises, the General Contractor (as hereinafter defined) shall provide to Landlord and Tenant one
(1) set each of the Final Plans, which shall be marked to indicate "as-built' conditions as part of, and as a condition prerequisite to, the issuance of the Certificate of Substantial Completion (as hereinafter defined).


     3.   General Contracting and Budget.

     3.01. Landlord shall submit for bid to CD Henderson Construction, Inc. ("Henderson Construction") a copy of the Final Plans promptly upon receipt thereof. Landlord shall deliver to Tenant a copy of the bid submitted by Henderson Construction ("Henderson's Bid") within two (2) business days after receipt thereof for review and approval by Tenant, provided that if Henderson's Bid to complete construction of the Building ("Building Construction") in accordance with the Final Plans is Nine Hundred Thousand and No/100 Dollars ($900,000.00) or less, then Henderson's Bid shall automatically be deemed approved by and acceptable to Tenant, and provided further that in all other instances, Tenant's approval of Henderson's Bid shall not be unreasonably withheld or delayed. Henderson's Bid shall be deemed approved by Tenant if Tenant does not deliver to Landlord a written rejection of Henderson's Bid within five (5) days after receipt thereof. Notwithstanding the foregoing, if Henderson's Bid exceeds Nine Hundred Thousand and No/100 Dollars ($900,000.00) and is rejected in writing by Tenant as provided above, then Landlord shall simultaneously (a) submit the Final Plans for bid to Brasfield & Gorrie (herein so called), and (b) resubmit the Final Plans for bid to Henderson. Thereafter, Landlord and Tenant shall use good faith efforts to agree upon and mutually accept the most desirable bid. The Contractor who submits the bid that is finally accepted by Landlord and Tenant is hereinafter referred to as the "General Contractor". The construction contract for the construction of the Premises pursuant to the Final Plans shall be mutually and reasonably approved by Tenant and Landlord, and prior to the commencement of construction, Landlord shall furnish Tenant with a copy of the construction contract executed by Landlord and the General Contractor (the "Construction Contract").

     3.02. The Construction Contract shall be a fixed price contract and shall establish the budget ("Construction Budget") for the Building Construction. Changes may be made to the Construction Budget only upon change orders approved in writing by both Landlord and Tenant, which approval shall not be unreasonably withheld or delayed by either party. Landlord and Tenant acknowledge and agree that the costs associated with development and construction of the Premises pursuant to the Final Plans shall be paid by Landlord and Tenant as provided in Section 3.04 below.

     3.03. Landlord shall be responsible for the payment of (a) the first Nine Hundred Thousand and No/100 Dollars ($900,000.00) of the Building Costs (as hereinafter defined) ("Landlord's Building Contribution"), and (b) all the Other Landlord Work Costs (as hereinafter defined); provided, however, that in no event shall Landlord's total contribution towards completion of all of Landlord's Work (including construction of the Building) exceed Two Million Nine Hundred Forty-Nine Thousand Six Hundred Twenty-Two and 63/100 Dollars ($2,949,622.63) ("Landlord's Total Contribution"). The term "Building Costs" means all of Landlord's or the General Contractor's costs to complete the Building Construction substantially in accordance with the Final Plans, including all architectural, design and engineering fees and all overtime costs as are agreed to in written change orders executed by both Landlord and Tenant, provided that Tenant shall be solely responsible for any overtime costs attributable to either (a) the failure of Tenant to comply with its obligations of performance hereunder, or (b) interference by Tenant or Tenant's agents, employees or representatives with the performance of construction by or on behalf of Landlord hereunder. The phrase "Other Landlord Work Costs" means all of Landlord's or the General Contractor's costs to complete all of Landlord's Work (other than construction of the Building) substantially in accordance with the Final Plans, including, without limitation, all site preparation and soil stabilization costs and all overtime costs as provided above. Tenant shall be responsible for paying (a) all Building Costs in excess of Landlord's Building Contribution, and (b) all costs of completing all of Landlord's Work in excess of Landlord's Total Contribution (the sum of such amounts is hereinafter referred to as "Tenant's Contribution").

     3.04. (a) If the Construction Budget established by the Construction Contract exceeds Landlord's Building Contribution with respect to the Building Construction or Landlord's Total Contribution with respect to completion of all of Landlord's Work, then within five (5) days after Landlord's request, Tenant shall deliver to Landlord and any Fee Mortgagee a letter addressed jointly to Landlord and Fee Mortgagee wherein Tenant agrees to pay Tenant's Contribution in accordance with the terms hereof. In no event shall Landlord be obligated to commence any portion of the contemplated construction unless and until Landlord and Fee Mortgagee receive such letter. Thereafter, at least sixty (60) days prior to the date when Landlord's Building Contribution or Landlord's Total Contribution, whichever applies, is anticipated to be fully disbursed (except for statutory retainage), but only after Landlord has given Tenant at least thirty (30) days' advance notice of such sixtieth (60th) day, Tenant shall deposit the applicable portion of Tenant's Contribution in an account ("Tenant's Cost Account") with Fee Mortgagee pursuant to an agreement reasonably acceptable to Landlord, Tenant and Fee Mortgagee which will provide that following full disbursement of Landlord's Building Contribution or Landlord's Total Contribution (except for statutory retainage), whichever applies, Landlord or Fee Mortgagee shall be permitted to draw from Tenant's Cost Account to pay the remaining portion of construction.

     (b) Upon substantial completion of all of Landlord's Work, Landlord shall deliver to Tenant a certification and itemization as to the actual total construction costs (the "Cost Information Notice"). If (i) the Building Costs exceed the amount of Landlord's Building Contribution plus the amount of all deposits paid by Tenant pursuant to paragraph (a) above with respect to the Building Construction, or (ii) the total construction costs exceed the amount of Landlord's Total Contribution plus the amount of all deposits paid by Tenant pursuant to paragraph (a) above with respect to all the Improvements on the Land, then Tenant shall pay Landlord the amount of such excess within thirty (30) days after Tenant receives the Cost Information Notice. If the actual cost of completing all of Landlord's Work is less than Two Million Nine Hundred Forty-Nine Thousand Six Hundred Twenty-Two and 63/100 Dollars ($2,949,622.63), then Tenant's Basic Rent under the Lease shall be abated until Tenant has received a credit equal to fifty percent (50%) of such difference. Notwithstanding the foregoing, in lieu of receiving all or any part of the Tenant's Contribution, Landlord may, at its sole option, advance funds on behalf of Tenant necessary to substantially complete the Building Construction, the repayment of such funds to Landlord by Tenant being fully due and payable to Landlord upon the Substantial Completion Date.


      4.  Construction.

     4.01. Landlord shall apply for all required building permits and other governmental permits or approvals required in connection with the construction of the Premises as contemplated hereunder. Tenant shall assist and cooperate with Landlord in obtaining all necessary governmental permits and any other approvals with respect to the construction contemplated hereunder. Upon issuance of all such required building permits and approvals, Landlord shall proceed to diligently construct the Premises substantially in accordance with the Final Plans, to the end that the Premises shall be constructed and placed in a condition to permit Tenant's acceptance and occupancy thereof as described in Section 5 below.

     4.02. The General Contractor shall not commence construction work until Landlord and Tenant shall have approved the Final Plans.

     4.03. During construction of the Premises, Tenant and its respective agents, representatives and employees, shall at all reasonable times have reasonable access to the Premises for the purpose of inspecting the work in progress.

     4.04. Landlord agrees to carry, or to require the General Contractor to carry, Builder's Risk Insurance for the value of the Premises, Workmen's Compensation Insurance in compliance with applicable statutory limits, Comprehensive General Liability Insurance and Automobile Liability Insurance in amounts customarily maintained in construction projects of a similar nature to that provided hereunder and upon the request of Tenant therefor, Landlord shall furnish to the Tenant evidence of the above insurance coverage by insurers reasonably acceptable to Tenant.

     4.05. Concurrently with Tenant's acceptance of the Premises (which shall conclusively be deemed to have occurred on the Substantial Completion Date), or as soon thereafter as is reasonably possible, Landlord shall assign and deliver to Tenant all warranties and guaranties which Landlord may acquire from its building contractors, and/or from its subcontractors or suppliers or otherwise, with respect to the Premises and construction thereof; provided, however, that Landlord itself makes no warranty or representation that with respect to the construction of the Premises or that any of such warranties or guaranties will be assignable (provided further, that to the extent that any such warranties or guaranties are not assignable, Landlord then further agrees to diligently endeavor to enforce or cause to be enforced any and all rights or remedies under any such warranties and guaranties as may be applicable from time to time or at any time during the term of any such warranty or guaranty). Landlord agrees to reasonably cooperate with Tenant in enforcing such guaranties and warranties. Notwithstanding any provisions contained herein to the contrary, Landlord agrees that Landlord shall, until the first anniversary of the Commencement Date under the Lease, correct all latent defects in the performance of Landlord's Work hereunder for which Tenant has given Landlord prior written notice, which notice must include a detailed description of such defects.


     5.   Substantial Completion of Building Construction.

     5.01 The "Substantial Completion Date" shall be the date when all of the following events have occurred: (a) the General Contractor delivers to Tenant a certificate (the "Certificate of Substantial Completion") stating that the Building Construction is substantially complete according to the Final Plans (except for minor items of construction, decoration and mechanical adjustment which do not, in the aggregate, materially interfere with Tenant's use or operation of the Premises); (b) a certificate of occupancy for the Premises has been issued by the local governmental authority; (c) Landlord has tendered possession of the Premises to Tenant by delivery of the keys to the Premises; and (d) Landlord shall have obtained a measurement of the Building pursuant to
Section 5.03 below.

     5.02 Within thirty (30) days after the Substantial Completion Date, Tenant shall prepare and deliver to Landlord a list (the "Punch List") of those items ("Punch List Items") of the Building Construction that were not completed. Landlord shall promptly complete, repair or replace any and all Punch List Items. Landlord shall assign to Tenant all assignable warranties and guaranties relating to the Premises, including a warranty from the General Contractor that performed the Building Construction wherein such General Contractor agrees that, for a period of one (1) year after the Substantial Completion Date, it shall make all repairs and replace all materials and workmanship that are defective (the "Contractor's Warranty"). If Tenant makes a claim under the Contractor's Warranty which is not satisfied within thirty (30) days after the date Tenant makes such claim (or such longer time as may be reasonable, provided the contractor is diligently attempting to satisfy the claim), then Landlord shall make the repairs and replace all materials and workmanship that the General Contractor was required to do and make under the terms of the Contractor's Warranty. Landlord shall make such repairs and replacements within thirty (30) days (or such longer time as may be reasonable, provided Landlord is diligently attempting to satisfy the claim) after Tenant delivers notice to Landlord that the General Contractor has not satisfied Tenant's claim. In addition, with respect to all "latent defects" (that is, defects in materials or workmanship in the foundation, structural elements, the roof, the electrical work and the plumbing due to the failure of such items to be constructed substantially in accordance with the Final Plans, that are not discovered by Tenant within one (1) year after the Substantial Completion Date), Tenant, shall first use best efforts to cause the General Contractor that constructed the Improvements to repair or correct such defects. If and to the extent Tenant is unable to cause the General Contractor to do so, then within sixty
(60) days after Landlord's receipt of written notice from Tenant of such inability, Landlord will commence and thereafter use good faith efforts to diligently prosecute to completion the repair and correction of such latent defect. In no event shall Landlord be obligated to repair or pay for any latent defects which are attributable to wear and tear, use or misuse, aging or natural deterioration, inadequate or improper maintenance, casualty, or other acts, omissions or occurrences, directly or indirectly, caused by Tenant after the Substantial Completion Date.

     5.03 Landlord shall, on or prior to the Substantial Completion Date, cause the Improvements to be measured by a licensed architect of good reputation reasonably acceptable to Tenant and any adjustments to Basic Rent provided in Section 5.1 of the Lease shall be made at such time.


     6.   Time Deadlines.

     6.01 (a) Notwithstanding anything to the contrary contained herein or in the Lease, in the event the following matters are not satisfied on or before the indicated date (or such later date as Landlord and Tenant shall designate in writing), Landlord shall have the right to, in Landlord's sole discretion, by written notice delivered to Tenant, terminate the Lease:

          (i) Landlord's and Tenant's written approval of the Final Plans by September 15, 1995; and

         (ii) Landlord's and Tenant's written approval of the Construction Contract by October 2, 1995.

     (b) Without limiting the terms of paragraph (a) above and notwithstanding anything to the contrary contained in Section 6.02 below, the Substantial Completion Date may be extended by Landlord if any delays in completion of the Improvements are due to the actions of Tenant, its agents, employees, contractors or subcontractors, including, without limitation, the failure of Tenant to timely approve any documents or other matters over which Tenant has approval rights hereunder (collectively "Unavoidable Delay").

     6.02 Subject to Section 6.01(b) above, if for any reason whatsoever the Substantial Completion Date has not occurred on or before June 1, 1996, Tenant may, at its option, terminate this Lease by written notice to Landlord delivered within ten (10) days after the Substantial Completion Date, in which event Landlord shall return all amounts paid by Tenant to Landlord pursuant to this Lease, including, without limitation, Tenant's Contribution, and thereafter neither party shall have any further liabilities or obligations hereunder. If Tenant does not so terminate the Lease, the Substantial Completion Date will automatically be extended for successive thirty (30) day periods unless and until the Substantial Completion Date occurs or the Lease is terminated by Tenant as provided above.


     7.     Approvals.

     Tenant's approval of all items required hereunder to be approved by Tenant shall be conclusively evidenced by the signature of any officer and/or authorized employee of Tenant. Furthermore, notwithstanding anything contained herein to the contrary, Tenant's approval of all items required hereunder to be approved by Tenant shall not be unreasonably withheld or delayed, and in all circumstances Tenant shall be deemed to have approved such items if Landlord has not received in writing Tenant's reasons for disapproval within five (5) days after such items have been submitted to Tenant. Landlord's approval of all items required hereunder to be approved by Landlord shall be conclusively evidenced by the signature of any officer of Landlord.



     Initialed for identification       Initialed for
     for Landlord:                      identification for Tenant:



     By:  /s/Bradford B. Beck           By: /s/ Harold Ruttenberg


                                                          Exhibit 10 (b) (31)

                    FIRST AMENDMENT TO LEASE

     THIS FIRST AMENDMENT TO LEASE (this "Amendment") is made and entered into to be effective as of the 29th day of February, 1996, by and between TUCSON ORACLE LIMITED PARTNERSHIP, an Arizona limited partnership ("Landlord"), and JUST FOR FEET, INC., an Alabama corporation ("Tenant").

                       W I T N E S S E T H:

     WHEREAS, Landlord and Tenant entered into that certain Lease executed to be effective as of August 10, 1995 ("the Lease"), pursuant to which Landlord agreed to lease to Tenant, and Tenant agreed to lease from Landlord, the Premises (as defined in the Lease); and

     WHEREAS, Landlord and Tenant now desire to amend the Lease pursuant to the terms and provisions set forth herein.

     NOW, THEREFORE, for and in consideration of the premises and mutual agreements contained herein, the payment of Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree that the Lease is amended as follows:

     1. All capitalized terms used in this Amendment, to the extent not otherwise expressly defined herein, shall have the same meanings ascribed to such terms in the Lease.

     2. The legal description of the Land described in Exhibit A to the Lease is hereby deleted and replaced with the legal description set forth in Exhibit A attached hereto and incorporated herein by reference for all purposes.

     3. All references to Exhibit C in the preamble of Exhibit B to the Lease are hereby amended to read Exhibit B, Landlord and Tenant acknowledging that the previous references to Exhibit C were typographical errors.

     4.   The following language is hereby added to the end of
Section 4.05 of Exhibit B to the lease.

     "Notwithstanding the foregoing, Landlord and Tenant acknowledge and agree that any assignment by Landlord to Tenant of the warranties and/or guaranties which Landlord may acquire from its building contractors, any subcontractors, suppliers or otherwise with respect to the Premises and the construction thereof is not intended to nor shall it diminish the rights of Landlord to enforce such warranties of guaranties."

     5. Except as amended herein, the terms and conditions of the Lease shall continue in full force and effect and are hereby ratified in their entirety.

     6. This Amendment may be executed in multiple counterparts, each of which shall be deemed an original, and all of which shall constitute but one and the same instrument.

     7. This Amendment and the Lease, as amended hereby, shall be binding upon and shall be inure to the benefit of the parties hereto and their respective representatives, successors and assigns.

     Executed on the dated stated below to be effective as of the date first written above.

                                   LANDLORD:

                                   TUSCON ORACLE LIMITED
                                   PARTNERSHIP,
                                   an Arizona limited partnership

                                   By:  CUMBERLAND AMERICA
                                        DEVELOPMENT COMPANY, INC.,
                                        a Texas Corporation,
                                        General Partner

                                        By: /s/ Bradford B. Beck

                                            Bradford B. Beck, President


                                   Date:   2/29/96



                                   TENANT:

                                   JUST FOR FEET, INC.
                                   an Alabama corporation


                                   By: /s/ Harold Ruttenberg
                                   Name: Harold Ruttenberg
                                   Title:   President



                                   Date: February 27, 1996







                           EXHIBIT "A"

All that part of the Northeast Quarter of the Northeast Quarter of
Section 23, Township 13 South, Range 13 East, of the Gila and Salt River Base and Meridian, Pima County, Arizona, described as follows:

COMMENCING at the point of intersection of the North line of said
Section 23 with the West right-of-way line of the Tucson-Oracle Jct.-Globe Highway, Project No. F031-1-807, which right-of-way line is parallel with and 100 feet Westerly from the survey center lines, which center line crosses said North line of Section 23 North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured) 7.60 feet from the Northeast corner of said Section 23;

THENCE South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line, 45.75 feet to the TRUE POINT OF BEGINNING;

THENCE continuing South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line 506.37 feet (record), 504.94 feet (measured) to its intersection with a line parallel with and 30 feet Easterly from the center line of Old Oracle Road as determined by the center line of the existing concrete pavement;

THENCE North 44 degrees 02 minutes 25 seconds West (record), North 44 degrees 11 minutes 51 seconds West (measured), along said parallel line 439.53 feet (record), 439.08 feet (measured, to a point of curve);

THENCE Northwesterly along the arc of a 290.62 foot radius curve to the right in said parallel line, thru a central angle of 52 degrees 35 minutes 25 seconds (record), 51 degrees 29 minutes 28 seconds (measured), 266.75 feet (record), 261.18 feet (measured), to a point in the North line of said Section 23, which point is North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured), along said North line 487.85 feet from the Northeast corner of said Section 23;

THENCE South 88 degrees 37 minutes 50 seconds East (record), South 89 degrees 27 minutes 15 seconds East (measured), East along said
North line 124.79 feet (record), 125.49 feet (measured);

THENCE South 78 degrees 32 minutes 02 seconds East (record), South 79 degrees 19 minutes 24 seconds East (measured), 260.87 feet
(record), 260.04 feet (measured) to the TRUE POINT OF BEGINNING.


                                                        Exhibit 10 (b) (32)

                    SECOND AMENDMENT TO LEASE

     THIS SECOND AMENDMENT TO LEASE (this "Amendment") is made and entered into to be effective as of the 29th day of May, 1996, by and between TUCSON ORACLE LIMITED PARTNERSHIP, an Arizona limited partnership ("Landlord"), and JUST FOR FEET, INC., an Alabama corporation ("Tenant").

                       W I T N E S S E T H:

     WHEREAS, Landlord and Tenant entered into that certain Lease executed to be effective as of August l0, 1995 (the "Original Lease"), pursuant to which Landlord agreed to lease to Tenant, and Tenant agreed to lease from Landlord, the Premises (as defined in the Original Lease);

     WHEREAS, Landlord and Tenant amended the Original Lease pursuant to that certain First Amendment to Lease dated to be effective as of February 29, 1996 (the "First Amendment"; the
Original Lease and the First Amendment are collectively referred to as the "Lease"); and

     WHEREAS, Landlord and Tenant now desire to amend the Lease pursuant to the terms and provisions set forth herein.

     NOW, THEREFORE, for and in consideration of the premises and mutual agreements contained herein, the payment of Ten and No/100 Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and Tenant agree that the Lease is amended as follows:

     1. All capitalized terms used in this Amendment, to the extent not otherwise expressly defined herein, shall have the same meanings ascribed to such terms in the Lease.

     2. Section 5.1 of the Original Lease, as amended, is hereby deleted and replaced with the following:

     5.1 Basic Rent. Tenant covenants to pay to Landlord, without any prior demand therefor and without any deduction or set-off whatsoever (except as expressly provided by the terms of this Lease), as basic rent (the "Basic Rent"), the following sums during each Lease Year (as hereinafter defined) of the Lease Term (such annual amounts being calculated by multiplying the rent per square foot set forth below by the total number of square feet in the Building):

     Lease Year          Annual Basic Rent PSF    Annual Basic Rent

     Original Term:
     Years 1-5           $24.82                        $377,264.00
     Years 6-10          $27.30                        $414,960.00
     Years 11-15         $30.03                        $456,456.00
     Years 16-20         $33.04                        $502,256.00
     Renewal Term(s):
     Years 21-25         $36.34                        $552,429.00
     Years 26-30         $39.98                        $607,672.00

The foregoing annual Basic Rent figures are based upon an estimated total square footage of 15,200. In the event the actual square footage contained within the Building on the Substantial Completion Date is greater or less than 15,200 square feet, the actual annual Basic Rent to be paid by Tenant under this Lease shall be adjusted, based on the figures established above, which shall be confirmed in writing by Landlord and Tenant by execution of a Memorandum of Lease as hereinafter provided. The applicable annual Basic Rent stated above shall be payable in monthly installments equal to 1/12th of the applicable annual Basic Rent, each such monthly installment payable in advance on the first day of each calendar month of each Lease Year during the Lease Term. The monthly installment of Basic Rent for the first month of the Lease Term shall be paid by Tenant to Landlord on or before the Commencement Date. Rent for any fractional calendar month in which the Lease Term begins or terminates shall be prorated on a per diem basis, based on the number of days in such month with respect to such fractional calendar month. The term "Lease Year", as used herein, shall, in the case of the first Lease Year, mean the period that begins on the Commencement Date and ends on the last day of the month in which the day immediately preceding the first anniversary of the Commencement Date occurs. Each subsequent "Lease Year" shall mean a period of twelve (12) full calendar months beginning on the day after the expiration of the first Lease Year, and each subsequent annual anniversary of such day, except that the last Lease Year shall end on the last day of the Lease Term and may be less than twelve (12) full calendar months.

     3. All references to the amount of "Nine Hundred Thousand and 00/100 Dollars ($900,000.00)" in Section 3.03 of Exhibit B to the Original Lease are hereby deleted and replaced with "One Million Eleven Thousand Two Hundred Forty-Six and 00/100 Dollars ($1,011,246.00)." Without limiting the foregoing, Landlord and Tenant acknowledge and agree that Landlord's Building Contribution shall equal One Million Eleven Thousand Two Hundred Forty-Six and 00/100 Dollars ($1,011,246.00) for all purposes of the Lease, as amended hereby.

     4. All references to the sum of Two Million Nine Hundred Forty-Nine Thousand Six Hundred Twenty-Two and 64/100 Dollars ($2,949,622.64) in Section 3.03 and Section 3.04(b) of Exhibit B to the Original Lease are hereby deleted and replaced with "Three Million One Hundred Fifty-Five Thousand Four Hundred Fifty-Six and 64/100 Dollars ($3,155,456.64)". Without limiting the foregoing, Landlord and Tenant acknowledge and agree that Landlord's Total Contribution shall equal Three Million One Hundred Fifty-Five Thousand Four Hundred Fifty-Six and 64/100 Dollars ($3,155,456.64) for all purposes of the Lease, as amended hereby.

     5. Section 6.02 of Exhibit B to the Original Lease, as amended, is hereby deleted in its entirety and replaced with the following:

          Section 6.02. Subject to Section 6.01(b) above, if for any reason whatsoever the Substantial Completion Date has not occurred on or before June 10, 1996, Tenant shall have the following rights under this Lease, as its sole and exclusive remedies:

     (a) If the Substantial Completion Date occurs on or after June 11, 1996 but before June 18, 1996, then Tenant shall receive a credit of one (1) day's Basic Rent, commencing on the Rent Commencement Date, for each day that elapses after June 10, 1996 before the Substantial Completion Date has occurred.

     (b) If the Substantial Completion Date occurs on or after June 18, 1996 but before June 25, 1996, then Tenant shall receive a credit of one (1) month's Basic Rent commencing on the Rent Commencement Date.

     (c) If the Substantial Completion Date has not occurred on or before June 24, 1996, Tenant may, at its option, terminate this Lease by written notice to Landlord delivered within ten (10) days thereafter, in which event Landlord shall return all amounts paid by Tenant to Landlord pursuant to this Lease including, without limitation, Tenant's Contribution, and thereafter neither party shall have any further liabilities or obligations hereunder.

     6. The Construction Budget (as defined in the Lease) shall be as set forth on Exhibit A attached hereto and incorporated herein by reference for all purposes of the Lease. The Construction Budget attached hereto reflects all costs approved by the parties in connection with Landlord's construction of the Improvements as of the date of this Amendment. If any additional costs of construction are approved by the parties after the date hereof pursuant to any change order(s) approved by the parties as provided in the Lease, Tenant shall pay to Landlord in cash the full amount of such approved additional costs on or before June 10, 1996.

     7. Except as amended herein, the terms and conditions of the Lease shall continue in full force and effect and are hereby ratified in their entirety.

     8. This Amendment may be executed in multiple counterparts, each of which shall be deemed an original, and all of which shall constitute but one and the same instrument.

     9. This Amendment and the Lease, as amended hereby, shall be binding upon and shall be inure to the benefit of the paries hereto and their respective representatives, successors and assigns.


            [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

     Executed on the dates stated below to be effective as of the date first written above.

                                   LANDLORD:
                                   TUCSON ORACLE LIMITED
                                   PARTNERSHIP,
                                   an Arizona limited partnership

                                   By:  CUMBERLAND AMERICA
                                        DEVELOPMENT COMPANY, INC.,
                                        a Texas corporation,
                                        General Partner


                                        By: /s/ Bradford B. Beck
                                           Bradford B. Beck, President


                                   Date: 5/31/96


                                   TENANT:

                                   JUST FOR FEET, INC.,
                                   an Alabama corporation


                                   By: /s/ Harold Ruttenberg
                                   Name: Harold Ruttenberg
                                   Title:   President


                                   Date: 5/30/96


                            EXHIBIT A


                       Construction Budget


Just for Feet                                                      29-May-96

Cumberland America Development
15,200 sq. ft. Build to Suit
Tucson, Arizona

                                                                Cost         Adjusted
                                                Budget         Adjustment     Budget     Actual        Difference
HARD COSTS:             RATE     SIZE
  LAND     @           10.82  129,373 S.F.      1,400,000.00                              1,400,000.00        0.00
  SITE WORK                                       184,000.00                                187,045.00    3,045.00
  Pad Preparation                                  20,000.00                                 19,400.00     (600.00)
  LANDSCAPE                                        20,000.00                                 19,300.00     (700.00)
  CONTINGENCY                                      25,000.00                                 25,000.00        0.00
                                               $1,649,000.00                             $1,650,745.00   $1,745.00
SUB TOTAL
CONST. COSTS:           RATE     SIZE
Just For Feet          59.21   15,200 S.F.       $900,000.00   $50,000.00    $950,000.00 $1,011,246.00   61,246.00
  Change Order #2 (Tenant's Architect)                 $0.00                                $10,000.00   10,000.00
  Change Order #3 (engineering charges per             $0.00                                $40,068.00   40,068.00
                   Tenant Changes)
TOTAL HARD COSTS                               $2,549,000.00               $2,599,000.00 $2,712,059.00 $113,059.00

                                                             Contingency
                                                                Used
SOFT COSTS:
  ARCH.                                           $17,500.00   $14,000.00   $31,500.00      $38,000.00   $6,500.00
  ENGINEERING                                      12,000.00                                 12,000.00        0.00
  LEGAL                                            15,000.00     2,000.00    17,000.00       20,000.00    3,000.00
  TITLE                                            14,514.50                                 14,514.50        0.00
  MORTGAGE TAX                   0.00 / $1,000          0.00                                      0.00        0.00
  EXCISE TAX                     0.00 / $1,000          0.00                                      0.00        0.00
  CONSTR. MGMT.                                     9,000.00                                  9,000.00        0.00
  SOILS TEST                                        2,000.00                                  1,700.00     (300.00)
  ENV.TEST                                          2,000.00                                  2,025.00       25.00
  BANK INSP.FEE                                     3,500.00                                  2,500.00   (1,000.00)
  MATERIALS TEST                                    2,500.00                                  5,500.00    3,000.00
  APPRAISAL                                         6,000.00                                  6,500.00      500.00
  DEV. OVERHEAD & FEE                              75,000.00                                 75,000.00        0.00
  INTEREST CARRY                                  112,970.38                                132,970.38   20,000.00
  COMMISSION                                       30,400.00                                 30,400.00        0.00
  CONST. LOAN FEE                                  26,500.00                                 26,500.00        0.00
  CONST. LOAN LEGAL                                 8,000.00                                  5,200.00   (2,800.00)
  PERM.LOAN FEE                                         0.00                                      0.00        0.00
  PERM.LOAN LEGAL                                       0.00                                      0.00        0.00
  LOAN BROKER                                           0.00                                      0.00        0.00
  ACCOUNTING                                       12,000.00                                 12,000.00        0.00
  TRAVEL                                            5,000.00                                  2,800.00   (2,200.00)
  MISC.                                             4,487.76                                  4,487.76        0.00
  TAXES                                            21,000.00                                 21,000.00        0.00
  CITY FEES (EST.)                                 16,250.00                                 13,300.00   (2,950.00)
  SIGNS                                             2,000.00                                    500.00   (1,500.00)
  INS.                                              3,000.00                                  7,500.00    4,500.00
SUB TOTAL                                        $400,622.64   $16,000.00                  $443,397.64  $26,775.00
TOTAL COST                                     $2,949,622.64               $3,022,122.64 $3,155,456.64 $139,834.00

Actual Cost over the Landlord Contribution (paid thru amortization)                                    $139,834.00


                                                         Exhibit 10 (b) (33)

                     THIRD AMENDMENT TO LEASE

         THIS THIRD AMENDMENT TO LEASE ("Third Amendment") entered into this 29th day of January, 1997, between AAA Joint Venture 96-1("Landlord")and JUST FOR FEET, INC. ("Tenant").

                           WITNESSETH:

         WHEREAS, Landlord and Tenant entered into that certain Lease Agreement dated August 10, 1995, as amended and clarified by the First Amendment to Lease dated February 29, 1996, Second Amendment to Lease dated May 29, 1996, and Memorandum of Lease dated September 11, 1996, for that certain premises consisting of approximately 15,349 sq. ft., located in the City of Tucson, County of Pima, State of Arizona; and

         WHEREAS, Landlord and Tenant now desire to modify and amend the Lease to their mutual benefit and advantage.

         NOW THEREFORE, in consideration of the premises, the promises and covenants of the parties hereto, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree that effective as of the date hereof, the Lease shall be and is hereby modified and amended as follows:

         1. Section 5.1 of the Lease is hereby deleted and substituting the following in lieu thereof:

         Basic Rent. Tenant covenants to pay Landlord, without any prior demand therefore and without any deduction or set-off whatsoever (except as expressly provided by the terms of this Lease), as basic rent ("Basic Rent"), the following sums during such Lease Year (as hereinafter defined) of the Lease
Term:

         LEASE YEAR                BASE ANNUAL RENT

         Original Term:
         Years 1 - 5               $380,962.18
         Years 6 - 10              as described below
         Years 11 - 15             as described below
         Years 16 - 20             as described below

         Renewal Term(s):
         Years 21 - 25             $557,782.66
         Years 26 - 30             $613,653.02

         The foregoing Basic Rent shall increase (but never decrease) on the first day of the sixth (6th) , eleventh (llth) , and sixteenth (16th) Lease Years by five (5) times the increase in the "CPI-U" (as defined below) during the previous five (5) year period ending on September 30, 2001, 2006 or 2011, as applicable; provided that (i) the increase in any five (5) year period will be subject to a maximum increase of ten (10%) percent over the prior year's Basic Rent (but if such prior year's Basic Rent shall be less than 110% of the Basic Rent for the year ending five (5) years earlier, than the maximum Basic Rent in the current year shall be 110% of the amount that would have been the maximum Basic Rent in the prior year) and (ii) if by virtue of the maximum increase in (i) a portion of the potential increase is not permitted to be added to the Basic Rent, such unused portion shall accrue and be added to the increase for the next succeeding five (5) year period again, however, still subject to the maximum set forth in (i).

         As used herein, the term "CPI-U" shall mean the United States Department of Labor, Bureau of Labor Statistics Consumer Price Index for All Urban Consumers, U.S. City Average. If at any time during the Term the CPI-U shall be discontinued, or the manner in which the CPI-U is computed is significantly altered, Landlord and Tenant shall mutually and reasonably agree to substitute an existing official index published by the Bureau of Labor Statistics or its successor or another similar index most nearly equivalent to the CPI-U.

         The applicable annual Basic Rent stated above shall be payable in monthly installments equal to 1/12th of the applicable annual Basic Rent, each such monthly installment payable in advance on the first day of each calendar month of each Lease Year during the Lease Term. The monthly installment of Basic Rent for the first month of the Lease Term shall be paid by Tenant to Landlord on or before the Commencement Date. Rent for any fractional calendar month in which the Lease Term begins or terminates shall be prorated on a per diem basis, based on the number of days in such month with respect to such fractional month.

         The term "Lease Year", as used herein, shall, in the case of the first Lease Year, mean the period that begins on the Commencement Date and ends on the last day of the month in which the day immediately preceding the first anniversary of the Commencement Date occurs. Each subsequent "Lease Year" shall mean a period of twelve (12) full calendar months beginning on the day after the expiration of the first Lease Year, and each subsequent annual anniversary of such date, except that the last Lease Year shall end on the last day of the Lease Term and may be less than twelve (12) full calendar months.

         2. Except as herein specifically modified and amended, the Lease shall be and remain in full force and effect, and the parties hereby ratify and affirm the terms, covenants and conditions thereof.




            [THE BALANCE OF THIS PAGE IS INTENTIONALLY BLANK]

          IN WITNESS WHEREOF, the parties have entered in this Fourth Amendment as of the day and year first above written.

                                       LANDLORD:

                                       AAA JOINT VENTURE 96-1
                                       a Texas joint venture

                                       By:  AAA Net Realty Fund X, Ltd.,
                                            a Nebraska limited partnership

                                            By:  American Asset Advisers
                                                 Management Corp. X, its
                                                 Managing General Partner

ATTEST:                                     By: /s/ H. Kerr Taylor
_____________________                           H. Kerr Taylor, President

                                       By:  AAA Net Realty Fund XI, Ltd., a
                                            Texas limited partnership

                                            By:   American Asset Advisers
                                                  Management Corp. XI, its
                                                  Managing General Partner

                                                  By: /s/ H. Kerr Taylor
                                                      H. Kerr Taylor, President

                                       TENANT:
                                       JUST FOR FEET, INC.
ATTEST:
/s/ Scott W.                           By: /s/ Harold Ruttenberg
                                           Harold Ruttenberg, President

         STATE OF TEXAS )
                        )  SS.:
        COUNTY OF HARRIS)

         Before me, Notary Public in and for the State and County aforesaid, appeared the above named H. KERR TAYLOR, known to me to be President of American Asset Advisers Management Corp. X and American Asset Advisers Management Corp. XI, the corporations which executed the foregoing instrument as the respective Managing General Partners of AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd., the joint venturers of AAA Joint Venture 96-1, who acknowledged that he did sign such instrument for and on behalf of said corporations and said joint venture, that the same is his free act and deed and the free act and deed of said corporations and said joint venture.

         IN TESTIMONY WHEREOF, I have hereunto set my hand and official seal this 7th day of February, 1997.


                                    /s/ Traci P. Barrientos
                                    Notary Public, in and for the State of
                                    Texas


     My commission expires:

     07-20-2000



STATE OF ALABAMA )
                 ) SS.:
COUNTY OF SHELBY )

         Before me, a Notary Public in and for the State and County aforesaid, personally appeared the above named Harold Ruttenberg, known to me to be the President of JUST FOR FEET, INC., the Alabama corporation which executed the foregoing instrument, who acknowledged that he did sign such instrument for and on behalf of said corporation, being thereunto duly authorized by said corporation, that the same is his free act and deed and the free act and deed of said corporation.

         IN TESTIMONY WHEREOF I have hereunto set my hand and official seal this 13th day of February, 1997.



                                  /s/ Doris Lee Sewell
                                  Notary Public, in and for the State of
                                  Alabama
My commission expires:
   Aug. 30, 1999


                                                        Exhibit 10 (b) (34)

               AGREEMENT OF AAA JOINT VENTURE 96-1

     THIS AGREEMENT made and effective as of the 5th day of April, 1996, by and among AAA NET REALTY FUND X, LTD., a limited partnership organized under the laws of the State of Nebraska (herein sometimes referred to as the "AAA X"), AAA NET REALTY FUND XI, LTD., a limited partnership organized under the laws of the State of Texas (herein sometimes referred to as the "AAA XI") and AMERICAN ASSET ADVISERS TRUST, INC., a Maryland corporation conducting business in the State of Texas under the name American Asset Advisers, Inc. (herein sometimes referred to as "American"), collectively referred to herein as the "Venturers" and individually referred to herein as "Venturer".

                       W I T N E S S E T H:

     WHEREAS, the Venturers have agreed and do hereby agree to form a joint venture under the laws of the State of Texas for the purpose of acquiring, owning, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the real property, together with the improvements thereon, described on Exhibit A attached hereto and made a part hereof (the "Property");
     NOW, THEREFORE, for and in consideration of the premises, the Venturers do hereby covenant and agree, each with the other, as follows:
                            ARTICLE 1
                    FORMATION OF JOINT VENTURE

     1.1 The Venturers hereby enter into and form a joint venture (the "Joint Venture") under the laws of the State of Texas for the limited purposes herein set forth and upon the terms and provisions set out herein.
     1.2  The name of the Joint Venture shall be "AAA Joint Venture
96-1".
     1.3 The Venturers shall execute all assumed and fictitious name certificates and take all other action required by law to comply with the Texas Revised Partnership Act and the assumed name act, fictitious name act or similar statute in effect in each jurisdiction or political subdivision in which the Joint Venture proposes to do business. Furthermore, the Venturers shall execute such other documents or supplements to this Agreement as may be necessary to more fully express the intent and desire of the Venturers with respect to the Joint Venture.
     1.4 The business and purpose of the Joint Venture shall be limited strictly to (i) acquiring, owning, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the Property for profit; and (ii) engaging in any and all activities related or incident to the foregoing business and purpose, including, without limitation, the acquisition, ownership, improvement, sale, lease, mortgage, hypothecation, encumbrance or other use of or dealing with all types and kinds of property, whether real, personal or mixed property.
     1.5 The principal office of the Joint Venture shall be Eight Greenway Plaza, Suite 824, Houston, Texas 77046.

                             ARTICLE 2
                               TERM

     2.1 The terms of the Joint Venture shall be for a period of twenty (20) years commencing on the date hereof, unless otherwise agreed by the Venturers. The foregoing sentence notwithstanding, the Joint Venture shall terminate upon the sale of all property owned by the Joint Venture.

                            ARTICLE 3
                  DISTRIBUTIVE SHARES OF VENTURE

     3.1  The distributive shares of the Venturers in the Joint
Venture are as follows:
     Venturer                                Distributive Share
     AAA X                                        18.25%
     AAA XI                                       29.85%
     American                                     51.90%
     TOTAL:                                      100.00%

     3.2 The distributive share (the "Distributive Share") of each Venturer is the degree of ownership, expressed as a percentage, which determines, among other things, the extent to which the Venturer shall share in Joint Venture profits and surplus, and bear Joint Venture expenses, losses and liabilities.

                            ARTICLE 4
                         OTHER PROVISIONS

     4.1 In the event of a proposed sale of property held in the Joint Venture by one of the Venturers, the other Venturer shall have the right to purchase the other Venturer's interest. The sale price of a Venturer's interest shall be the fair market value of the property multiplied by the Distributive Share of the purchasing Venturer. In the event that the Venturers are unable to agree upon the fair market value of the property, the Venturers shall agree upon and appoint an appraiser to determine the fair market value of the property. The fair market value of the property as determined by the appraiser shall be binding on both parties. Each Venturer shall pay the amount of the appraiser's fee equal to the total fee multiplied by the Venturer's Distributive Share.
     4.2 Except as otherwise provided herein, the rights and liabilities of the Venturers and the relations of the Venturers shall be set forth in or provided under the Texas Revised Partnership Act (Vernon's Ann.Civ.St. art. 6132b-1.01 et seq.), as amended.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the dates of the respective acknowledgments hereinbelow, to be effective as the day and in the year first above written.

                              AAA NET REALTY FUND X, LTD.,
                              a Nebraska limited partnership

                              By:  AMERICAN ASSET ADVISERS MANAGE-
                                   MENT CORP. X, its Managing General Partner

                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President


                              AAA NET REALTY FUND XI, LTD.,
                              a Texas limited partnership

                              By:  AMERICAN ASSET ADVISERS MANAGE-
                                   MENT CORP. XI, its Managing
                                   General Partner

                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President


                              AMERICAN ASSET ADVISERS TRUST, INC.,
                              a Maryland corporation

                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President



THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset Advisers Management Corp. X, a Nebraska corporation, Managing General Partner of AAA Net Realty Fund X, Ltd., a Nebraska limited partnership, on behalf of said corporation and limited partnership.



                              /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

July 20, 1996                 _______________________________



THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset Advisers Management Corp. XI, a Texas corporation, Managing General Partner of AAA Net Realty Fund XI, Ltd., a Texas limited partnership, on behalf of said corporation and limited partnership.



                               /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

 July 20, 1996                _______________________________




THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 24th day of April, 1996, by H. Kerr Taylor, as President of American Asset
Advisers Trust, Inc., a Maryland corporation, on behalf of said corporation.



                               /s/ Traci Parker Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

July 20, 1996                 _______________________________


                           EXHIBIT "A"
LEGAL DESCRIPTION

All that part of the Northeast Quarter of the Northeast Quarter of Section 23, Township 13 South, Range 13 East, of the Gila and Salt River Base and Meridian, Pima County, Arizona, described as follows:

COMMENCING at the point of intersection of the North line of said Section 23 with the West right-of-way line of the Tucson-Oracle Jct.-Globe Highway, Project No. F031-1-807, which right-of-way line is parallel with and 100 feet Westerly from the survey center lines, which center line crosses said
North line of Section 23 North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured) 7.60 feet from the Northeast corner of said Section 23;

THENCE South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line, 45.75 feet to the TRUE POINT OF BEGINNING;

THENCE continuing South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line 506.37 feet (record), 504.94 feet (measured) to its intersection with a line parallel with and 30 feet Easterly from the center line of Old Oracle Road as determined by the center line of the existing concrete pavement;

THENCE North 44 degrees 02 minutes 25 seconds West (record), North 44 degrees 11 minutes 51 seconds West (measured), along said parallel line 439.53 feet (record), 439.08 feet (measured, to a point of curve);

THENCE Northwesterly along the arc of a 290.62 foot radius curve to the right in said parallel line, thru a central angle of 52 degrees 35 minutes 25 seconds (record), 51 degrees 29 minutes 28 seconds (measured), 266.75 feet (record),
261.18 feet (measured), to a point in the North line of said Section 23, which point is North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured), along said North line 487.85 feet from the Northeast corner of said Section 23;

THENCE South 88 degrees 37 minutes 50 seconds East (record), South 89 degrees 27 minutes 15 seconds East (measured), East along said North line 124.79 feet (record), 125.49 feet (measured);

THENCE South 78 degrees 32 minutes 02 seconds East (record), South 79 degrees 19 minutes 24 seconds East (measured), 260.87 feet (record), 260.04 feet (measured) to the TRUE POINT OF BEGINNING.


                                                          Exhibit 10 (b) (35)

                   BILL OF SALE AND ASSIGNMENT

STATE OF ARIZONA    )
                    )    KNOW ALL MEN BY THESE PRESENTS THAT:
COUNTY OF PIMA      )

     WHEREAS, by special warranty deed of even date herewith, TUCSON ORACLE LIMITED PARTNERSHIP, an Arizona Limited Partnership ("Seller"), conveyed to AAA JOINT VENTURE 96-1, a Texas joint venture ("Buyer"), whose mailing address is 8 Greenway Plaza, Suite 824, Houston, Texas, 77046, that certain parcel of land located in Pima County, Arizona, at 4848 N. Old Oracle Road, Tucson, Arizona, 85705, legally and more particularly described on Exhibit A attached hereto and made a part hereof, together with all improvements located thereon (the "Real Property"); and

     WHEREAS, in connection with the above described conveyance, Seller desires to sell, transfer and convey to Buyer certain items of tangible personal property and certain other assets as hereinafter described.

     NOW, THEREFORE, in consideration of the receipt of TEN and NO/100 DOLLARS ($10.00) and other good and valuable consideration paid in hand by Buyer to Seller, the receipt and sufficiency of which are hereby acknowledged, Seller has GRANTED, CONVEYED, SOLD, TRANSFERRED, ASSIGNED, SET OVER and DELIVERED and by these presents does hereby GRANT, CONVEY, SELL, TRANSFER, ASSIGN, SET OVER and DELIVER to Buyer, its legal representatives, successors and assigns, all of the following described properties, rights and interests (collectively, the "Property"):

     1. All of the fixtures, equipment and articles of personal property, if any, owned by Seller and located on, attached to and/or used in connection with the operation of the Real Property
(collectively, the "Personal Property").

     2. All of Seller's rights, title and interests in and to that certain Lease dated August 10, 1995, by and between Seller (as successor-in-interest to Cumberland America Development Company, Inc.) and Just For Feet, Inc., an Alabama corporation ("Tenant"), as amended (the "Lease"), a true and correct copy of which Lease is attached hereto as Exhibit B and incorporated herein by reference for all purposes, including the right to receive all rents, issues and profits accruing under the Lease from and after the date hereof.

     3. All of Seller's rights, title and interests in and to all guaranties, warranties, permits, plans, specifications and approvals relating the Real Property or the Lease, including, without limitation, any guarantees and warranties issued by C.D. Henderson, Inc. ("Henderson") in connection with all work performed or materials furnished by or on behalf of Henderson under that certain Standard Form of Agreement between Owner and Contractor dated January 12, 1996, by and between Seller (as successor-in-interest to Cumberland America Development Company, Inc.) and Henderson (collectively, the "Plans and Warranties"); subject, however, to any rights Tenant may have in such Plans and Warranties pursuant to the terms of the Lease. All rents receivable from Tenant pursuant to the Lease, earned and attributable to the period prior to the date hereof, shall be paid to Seller to the extent that such rents have been collected prior to the date hereof. Rents under the Lease earned and attributable to the period beginning on the date hereof and thereafter shall belong to Buyer. Upon receipt by Buyer of rents due under the Lease and attributable to periods prior to the date hereof, all of such rents shall be paid to Seller.

     SELLER MAKES NO WARRANTY, EXPRESS OR IMPLIED, AS TO THE CONDITION OF THE PROPERTY, ITS MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN ANY WRITTEN INSTRUMENT OR DOCUMENT EXECUTED IN CONNECTION WITH THIS TRANSACTION. BUYER, BY ACCEPTANCE OF THIS BILL OF SALE, AND ASSIGNMENT ACKNOWLEDGES THAT BUYER HAS FULLY INSPECTED THE PERSONAL PROPERTY, BUYER ACCEPTS THE PERSONAL PROPERTY IN ITS PRESENT "AS IS" CONDITION. IN ADDITION, THE ASSIGNMENT OF THE LEASE AND THE INTANGIBLE PROPERTY IS MADE AND DELIVERED WITHOUT REPRESENTATION OR WARRANTY OF ANY KIND.

     TO HAVE AND TO HOLD the Personal Property, the Lease and the
Plans and Warranties unto Buyer, its successors and assigns, forever.

     It is understood and agreed that, by its execution hereof, Buyer hereby assumes and agrees to perform all of Seller's obligations and covenants contained or arising under the Lease after the date hereof. Seller hereby agrees to indemnify and hold Buyer harmless from and against all liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys' fees, disbursements and amounts paid in settlement of claims) directly caused by the failure of Seller or Seller's predecessors in interest to fulfill their respective obligations under the Lease, which accrued prior to the date hereof. Buyer hereby agrees to indemnify and hold Seller harmless from and against all liabilities, damages, costs and expenses (including, without limitation, reasonable attorneys' fees, disbursements and amounts paid in settlement of claims) directly caused by the failure of Buyer or its successors in interest to fulfill their respective obligations under the Lease, which accrue on or after the date hereof.

     Buyer executes this Bill of Sale and assignment for the purpose of evidencing its agreement to the assumption and terms provided herein.

     This Bill of Sale and Assignment may be executed in one or more counterparts each of which shall be deemed to be an original and all of which, when taken together, shall constitute one and the same instrument.
      EXECUTED effective as of the 11th day of September, 1996.

                         SELLER:

                         TUCSON ORACLE LIMITED PARTNERSHIP,
                         an Arizona limited partnership

                         By: CUMBERLAND AMERICA DEVELOPMENT COMPANY, INC., a Texas Corporation, General Partner


                              By: /s/ Bradford B. Beck

                                   Bradford B. Beck, President

                         BUYER:

                         AAA JOINT VENTURE 96-1,
                         a Texas joint venture

                         By:  AAA NET REALTY FUND X, LTD.,
                              a Nebraska limited partnership,
                              Venturer

                              By:  AMERICAN ASSET ADVISERS
                                   MANAGEMENT CORP. X,
                                   Managing General Partner

                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President

                         By:  AAA NET REALTY FUND XI, LTD.,
                              a Texas limited partnership,
                              Venturer

                              By:  AMERICAN ASSET ADVISERS
                                   MANAGEMENT CORP. XI,
                                   Managing General Partner

                                   By: /s/ H. Kerr Taylor
                                       H. Kerr Taylor, President

                         By:  AMERICAN ASSET ADVISERS TRUST, INC.,
                              a Maryland corporation,
                              Venturer

                              By: /s/ H. Kerr Taylor
                                  H. Kerr Taylor, President


THE STATE OF TEXAS            )

COUNTY OF DALLAS              )

     BEFORE ME, the undersigned authority, a Notary Public, on this day personally appeared Bradford B. Beck, President of Cumberland America Development Company, Inc., a Texas corporation, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, as the act and deed of the corporation, as General Partner of Tucson Oracle Limited Partnership, an Arizona limited partnership, and in the capacity therein stated.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE, this 10th day of
September, 1996.


                               /s/ Deborah Danese

                              Notary Public in and for
                              the State of Texas
My commission expires:

    8-09-97


THE STATE OF TEXAS            )

COUNTY OF HARRIS              )

     BEFORE ME, the undersigned authority, a Notary Public, on this day personally appeared H. Kerr Taylor, President of American Asset Advisers Management Corp. X, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, as the act and deed of the corporation, in its capacity as Managing General Partner of AAA Net Realty Fund X, Ltd., a Nebraska limited partnership, in its capacity as a venturer of AAA Joint Venture 96-1, a Texas joint venture, and in the capacity therein stated.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE, this 6th day of
September, 1996.


                              /s/ Traci P. Barrientos

                              Notary Public in and for
                              the State of Texas
My commission expires:

   7-20-2000


THE STATE OF TEXAS            )

COUNTY OF HARRIS              )

     BEFORE ME, the undersigned authority, a Notary Public, on this day personally appeared H. Kerr Taylor, President of American Asset Advisers Management Corp. XI, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, as the act and deed of the corporation, in its capacity as Managing General Partner of AAA Net Realty Fund XI, Ltd., a Texas limited partnership, in its capacity as a venturer of AAA Joint Venture 96-1, a Texas joint venture, and in the capacity therein stated.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE, this 6th day of
September, 1996.


                               /s/ Traci P. Barrientos

                              Notary Public in and for
                              the State of Texas
My commission expires:

    7-20-2000


THE STATE OF TEXAS            )

COUNTY OF HARRIS              )

     BEFORE ME, the undersigned authority, a Notary Public, on this day personally appeared H. Kerr Taylor, President of American Asset Advisers Trust, Inc., a Maryland corporation, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he executed the same for the purposes and consideration therein expressed, as the act and deed of the corporation, in its capacity as a venturer of AAA Joint Venture 96-1, a Texas joint venture, and in the capacity therein stated.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE, this 6th day of
September, 1996.


                               /s/ Traci P. Barrientos

                              Notary Public in and for
                              the State of Texas
My commission expires:

     7-20-2000

                             EXHIBIT A
                                TO
                   BILL OF SALE AND ASSIGNMENT


                        LEGAL DESCRIPTION

All that part of the Northeast Quarter of the Northeast Quarter of Section 23, Township 13 South, Range 13 East, of the Gila and Salt River Base and Meridian, Pima County, Arizona, described as follows:

COMMENCING at the point of intersection of the North line of said Section 23 with the West right-of-way line of the Tucson-Oracle Jct.-Globe Highway, Project No. F031-1-807, which right-of-way line is parallel with and 100 feet Westerly from the survey center lines, which center line crosses said North line of
Section 23 North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured) 7.60 feet from the Northeast corner of said Section 23;

THENCE South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line, 45.75 feet to the TRUE POINT OF BEGINNING;

THENCE continuing South 00 degrees 24 minutes 30 seconds East (record), South 00 degrees 33 minutes 57 seconds East (measured), along said West right-of-way line 506.37 feet (record), 504.94 feet (measured) to its intersection with a line parallel with and 30 feet Easterly from the center line of Old Oracle Road as determined by the center line of the existing concrete pavement;

THENCE North 44 degrees 02 minutes 25 seconds West (record), North 44 degrees 11 minutes 51 seconds West (measured), along said parallel line 439.53 feet (record), 439.08 feet (measured, to a point of curve);

THENCE Northwesterly along the arc of a 290.62 foot radius curve to the right in said parallel line, thru a central angle of 52 degrees 35 minutes 25 seconds (record), 51 degrees 29 minutes 28 seconds (measured), 266.75 feet (record),
261.18 feet (measured), to a point in the North line of said Section 23, which point is North 88 degrees 37 minutes 50 seconds West (record), North 89 degrees 27 minutes 15 seconds West (measured), along said North line 487.85 feet from the Northeast corner of said Section 23;

THENCE South 88 degrees 37 minutes 50 seconds East (record), South 89 degrees 27 minutes 15 seconds East (measured), East along said North line 124.79 feet (record), 125.49 feet (measured);

THENCE South 78 degrees 32 minutes 02 seconds East (record), South 79 degrees 19 minutes 24 seconds East (measured), 260.87 feet (record), 260.04 feet (measured) to the TRUE POINT OF BEGINNING.

                            EXHIBIT B
                                TO
                   BILL OF SALE AND ASSIGNMENT

                              LEASE


                                                         Exhibit 10 (b) (36)

               AGREEMENT OF AAA JOINT VENTURE 96-2


     THIS AGREEMENT made and entered into as of the 8th day of August, 1996, by and between AAA NET REALTY FUND XI, LTD., a limited partnership organized under the laws of the State of Texas (herein sometimes referred to as the "AAA XI") and AMERICAN ASSET ADVISERS TRUST, INC., a Maryland corporation doing business in the State of Texas as American Asset Advisers, Inc. (herein sometimes referred to as the "American"), collectively referred to herein as the "Venturers" and individually referred to herein as "Venturer";

                       W I T N E S S E T H:

     WHEREAS, the Venturers have agreed and do hereby agree to form a joint venture under the laws of the State of Texas for the purpose of acquiring, owning, advancing funds for construction of improvements, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the real property, together with the improvements thereon, described on Exhibit A attached hereto and made a part hereof (the "Property");
     NOW, THEREFORE, for and in consideration of the premises, the Venturers do hereby covenant and agree, each with the other, as follows:

                            ARTICLE 1
                    FORMATION OF JOINT VENTURE

     1.1 The Venturers hereby enter into and form a joint venture (the "Joint Venture") under the laws of the State of Texas for the limited purposes herein set forth and upon the terms and provisions set out herein.
     1.2  The name of the Joint Venture shall be "AAA Joint Venture
96-2".
     1.3 The Venturers shall execute all assumed and fictitious name certificates and take all other action required by law to comply with the Texas Revised Partnership Act and the assumed name act, fictitious name act or similar statute in effect in each jurisdiction or political subdivision in which the Joint Venture proposes to do business. Furthermore, the Venturers shall execute such other documents or supplements to this Agreement as may be necessary to more fully express the intent and desire of the Venturers with respect to the Joint Venture.
     1.4 The business and purpose of the Joint Venture shall be limited strictly to (i) acquiring, owning, advancing funds for construction of improvements, leasing, maintaining, operating, repairing, improving, and otherwise using and dealing with the Property for profit; and (ii) engaging in any and all activities related or incident to the foregoing business and purpose, including, without limitation, the acquisition, ownership, improvement, sale, lease, mortgage, hypothecation, encumbrance or other use of or dealing with all types and kinds of property, whether real, personal or mixed property.
     1.5 The principal office of the Joint Venture shall be Eight Greenway Plaza, Suite 824, Houston, Texas 77046.

                            ARTICLE 2

                               TERM

     2.1 The terms of the Joint Venture shall be for a period of twenty (20) years commencing on the date hereof, unless otherwise agreed by the Venturers. The foregoing sentence notwithstanding, the Joint Venture shall terminate upon the sale of all property owned by the Joint Venture.

                            ARTICLE 3
                  DISTRIBUTIVE SHARES OF VENTURE

     3.1 The distributive shares of the Venturers in the Joint Venture are as follows:
     Venturer                                Distributive Share
     AAA XI                                          49%
     American                                        51%
     TOTAL:                                         100%
     3.2 The distributive share (the "Distributive Share") of each Venturer is the degree of ownership, expressed as a percentage, which determines, among other things, the extent to which the Venturer shall share in Joint Venture profits and surplus, and bear Joint Venture expenses, losses and liabilities.

                            ARTICLE 4
                         OTHER PROVISIONS

     4.1 In the event of a proposed sale of property held in the Joint Venture by one of the Venturers, the other Venturer shall have the right to purchase the other Venturer's interest. The sale price of a Venturer's interest shall be the fair market value of the property multiplied by the Distributive Share of the purchasing Venturer. In the event that the Venturers are unable to agree upon the fair market value of the property, the Venturers shall agree upon and appoint an appraiser to determine the fair market value of the property. The fair market value of the property as determined by the appraiser shall be binding on both parties. Each Venturer shall pay the amount of the appraiser's fee equal to the total fee multiplied by the Venturer's Distributive Share.
     4.2 Except as otherwise provided herein, the rights and liabilities of the Venturers and the relations of the Venturers shall be set forth in or provided under the Texas Revised Partnership Act (Vernon's Ann.Civ.St. art. 6132b-1.01 et seq.), as amended.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the dates of the respective acknowledgements hereinbelow, to be effective as the day and in the year first above written.

                              AAA NET REALTY FUND XI, LTD., a
                              Texas limited partnership

                              By:  AMERICAN ASSET ADVISERS MANAGE-
                                   MENT CORP. XI, its Managing
                                   General Partner

                                   By:  /s/ H. Kerr Taylor
                                        H. Kerr Taylor, President


                              AMERICAN ASSET ADVISERS TRUST, INC.,
                              a Maryland corporation

                              By:  /s/ H. Kerr Taylor
                                   H. Kerr Taylor, President



THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 8th day of August, 1996, by H. Kerr Taylor, as President of American Asset Advisers Management Corp. XI, a Texas corporation, Managing General Partner of AAA Net Realty Fund XI, Ltd., a Texas limited partnership, on behalf of said corporation and limited partnership.


                              /s/ Traci P. Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

07-20-2000                    _______________________________


THE STATE OF TEXAS  )

COUNTY OF HARRIS    )

     This instrument was acknowledged before me on the 8th day of August, 1996, by H. Kerr Taylor, President of American Asset
Advisers Trust, Inc., a Maryland corporation, on behalf of said corporation.

                              /s/ Traci P. Barrientos
                              Notary Public, State of Texas

My Commission Expires:        Notary's Name Printed or Typed:

07-20-2000                    _______________________________



                           EXHIBIT "A"

                   METES AND BOUND DESCRIPTION
                 OF A 1.7223 ACRE TRACT OF LAND
              OUT OF THE JOHN TAYLOR SURVEY, A-547
                    MONTGOMERY COUNTY, TEXAS

Being the metes and bound description of a tract of land containing 23.1347 acres of land out of the John Taylor Survey, A-547, Montgomery County, Texas and being more particularly described as follows: (All bearings and distances referenced to the Texas Plane Coordinate System, Lambert Projection South/ central Zone);

COMMENCING at a Point of Reference, the intersection of the east right-of-way line of a 50' Texas Intrastate Gas Co. recorded in Volume 594, Page 446, M.C.D.R., with the southerly right-of-way line of a 50' United Gas Co. Easement recorded in Volume 331, Page 350, M.C.D.R., coordinate value X=856,475.29 and Y=3,113,466.54;

THENCE: North 80 degrees 51 minutes 42 seconds East, a distance of 2419.24 feet to a point for the PLACE OF BEGINNING, said point being on the west right -of-way line of Grogan's Mill Road, recorded in Volume 823, Page 224, of the M.C.D.R., said right-of-way line being of variable width;

THENCE: South 27 degrees 15 minutes 19 seconds East, a distance of 438.66 feet to a point;
THENCE: South 66 degrees 19 minutes 59 seconds West, a distance of 204.03 feet to a point;
THENCE: North 27 degrees 15 minutes 19 seconds West, a distance of 326.41 feet to a point:
THENCE: North 50 degrees 32 minutes 26 seconds East, a distance of 83.02 feet to a point;
THENCE: North 39 degrees 04 minutes 59 seconds East, a distance of 87.97 feet to a point;
THENCE: North 3 degrees 47 minutes 52 seconds West, a distance of 51.99 feet to a point;
THENCE: North 65 degrees 38 minutes 03 seconds East, a distance of 21.24 feet to the PLACE OF BEGINNING containing 75025 square feet or 1.7223 acres, as surveyed on the ground under by supervision.

Dante Carlomagno
95210b7.doc
01-03-95


                               EXHIBIT 11

AMERICAN ASSET ADVISERS TRUST, INC.
STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996        1995          1994

PRIMARY EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING                        1,066,353       672,794       251,768

ADDITIONAL SHARES ASSUMING
  EXERCISE OF STOCK WARRANTS (1)         -             -             -

TOTAL WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                        1,066,353       672,794       251,768


NET INCOME                             542,807       163,446        79,545


EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                 0.51          0.24          0.32



FULLY DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK
  OUTSTANDING                        1,066,353       672,794       251,768

ADDITIONAL SHARES ASSUMING
  EXERCISE OF STOCK WARRANTS           263,141       174,822        27,700

TOTAL WEIGHTED AVERAGE COMMON
  AND COMMON EQUIVALENT SHARES       1,329,494       847,616       279,468
  OUTSTANDING


NET INCOME                             668,569 (2)   268,292 (2)   165,702 (2)


EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                $0.50         $0.32         $0.59


(1) Not applicable in 1996, 1995 or 1994 as computations of primary earnings per share exclude common stock equivalents for any period in which their inclusion would increase the income per share amount otherwise computed.

(2) Includes adjustment of $125,762, $104,846 and $86,157 of additional interest income for 1996, 1995 and 1994, respectively, for assumed net proceeds from exercise of warrants using the Modified Treasury Stock Method.