Form 10QSB
period 1997-03-31
AMERICAN ASSET ADVISERS TRUST INC
filed 1997-05-15
CIK 913957

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


__________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from________________ to _____________________



Commission File Number:         0-28378


               AMERICAN ASSET ADVISERS TRUST, INC.


          MARYLAND CORPORATION               IRS IDENTIFICATION NO.
                                             76-0410050

          8 GREENWAY PLAZA, SUITE 824        HOUSTON, TX 77046
                                             (713) 850-1400


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

                      AMERICAN ASSET ADVISERS TRUST, INC.
                        CONSOLIDATED BALANCE SHEET
                              MARCH 31, 1997
                                (Unaudited)



ASSETS

CASH & CASH EQUIVALENTS                                         $    2,891,190

PROPERTY:
       Escrow deposits                                                  75,000
       Land                                                          4,636,940
       Buildings                                                     4,435,713
                                                                     9,147,653
       Accumulated depreciation                                       (223,693)

TOTAL PROPERTY                                                       8,923,960

NET INVESTMENT IN DIRECT FINANCING LEASE                             3,154,081

OTHER ASSETS:
       Prepaid acquisition costs                                       154,780
       Prepaid issuance costs                                           27,548
       Accrued rental income                                            94,098
       Organization costs, net of accumulated
         amortization of $176,607                                      137,161

TOTAL OTHER ASSETS                                                     413,587

TOTAL ASSETS                                                        15,382,818

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                        39,644
Compensation payable                                                   150,000
Security deposit                                                        15,050

TOTAL LIABILITIES                                                      204,694

MINORITY INTEREST                                                    3,630,585

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000,000 shares authorized,
       1,356,489 shares issued and outstanding                          13,565
Additional paid-in capital                                          12,079,387
Accumulated distributions in excess of earnings                       (545,413)

TOTAL SHAREHOLDERS' EQUITY                                          11,547,539

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   15,382,818




See Notes to Consolidated Financial Statements.
                                      2

                   AMERICAN ASSET ADVISERS TRUST, INC.
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                (Unaudited)

                                                            Year to Date
                                                         1997           1996


REVENUES

  Rental income from operating leases               $   252,610    $   181,331
  Earned income from direct financing leases             84,841         13,938
  Interest income                                        29,528         32,303

  TOTAL REVENUES                                        366,979        227,572


EXPENSES

  Administrative                                         13,692          8,544
  Amortization                                           15,688         15,447
  Depreciation                                           28,437         28,446
  Directors' fees                                         4,500          4,500
  Interest                                                3,000              -
  Legal & professional fees                              19,469         10,912
  Other                                                   7,575          4,946

  TOTAL EXPENSES                                         92,361         72,795

INCOME BEFORE MINORITY INTEREST IN
  NET INCOME OF CONSOLIDATED JOINT VENTURE              274,618        154,777

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED JOINT VENTURE                            (93,451)       (37,341)

NET INCOME                                          $   181,167    $   117,436


NET INCOME PER SHARE:

  Primary                                           $      0.14    $      0.12

  Fully Diluted                                     $      0.13    $      0.12


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:

  Primary                                             1,305,192        976,309

  Fully Diluted                                       1,538,020      1,262,813




See Notes to Consolidated Financial Statements.

                     AMERICAN ASSET ADVISERS TRUST, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                 (Unaudited)

                                                             Year to Date
                                                          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                         $   181,167   $   117,436
  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                          15,688        15,447
    Depreciation                                          28,437        28,446
    Decrease (increase) in accounts receivable             5,119      (107,483)
    Increase (decrease)  in accounts payable               3,409       (16,095)
    Cash receipts from direct financing leases
       in excess of (less than) income recognized         (2,284)          729
    Increase in escrow deposits, net of minority
       interest partners                                       -      (100,000)
    Increase in accrued rental income                    (19,473)      (11,302)
    Increase in minority interest                         93,451        37,341

NET CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 305,514       (35,481)


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating
       lease method                                       (1,999)            -
    Change in prepaid acquisition costs                  (80,444)      (74,006)

NET CASH FLOWS USED IN INVESTING ACTIVITIES              (82,443)      (74,006)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net               1,373,907     1,709,931
    Distributions paid to shareholders                  (227,386)     (162,724)
    Distributions to minority interest partners          (94,713)      (42,278)

NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                               1,051,808     1,504,929


NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                   1,274,879     1,395,442

CASH and CASH EQUIVALENTS at beginning
    of period                                          1,616,311     1,564,961

CASH and CASH EQUIVALENTS at end of
    period                                           $ 2,891,190   $ 2,960,403


See Notes to Consolidated Financial Statements.

                   AMERICAN ASSET ADVISERS TRUST, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                               (Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The Company is in the process of registering shares of common stock for issuance upon the exercise of the outstanding warrants. The warrants are exercisable at $9 per share between March 17, 1997 and March 16, 1998. As of March 31, 1997, 504,126 warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998, unless terminated earlier. As of March 31, 1997, 328,236 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,356,489 shares.

       The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of properties is managed by AAA, a related party.

       The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its majority interest in four joint ventures.

       The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

       For purposes of the statement of cash flows the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes or interest during 1997 or 1996.

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

       Under the direct financing lease method, properties are recorded at their net investment. Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1997 and March 31, 1996.

       The financial statements of American Asset Advisers Trust, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form
       10-K for the year ended December 31, 1996.

2.     RELATED PARTY TRANSACTIONS

       20,001 shares of the Company's stock are owned by AAA. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. Administrative fees of $13,692 and $8,544 were incurred and paid to AAA for the first quarter of 1997 and 1996, respectively.

       Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. $37,992 and $51,541 of costs were incurred by AAA for the first quarter of 1997 and 1996, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs.

       Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $80,063 and $74,006 were incurred and paid to AAA for the first quarter of 1997 and 1996, respectively.


       On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 Board meeting. As of the termination of the initial public offering in March 1996, the Company had sold in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of March 31, 1997, $8,000 of interest has been accrued related to this note.

       In accordance with the terms of the Company's public offering, up to 15% of the gross offering proceeds will be used to pay aggregate selling commissions and other issuance costs incurred by the Company. Any excess costs incurred by the Company are the obligation of AAA. At March 31, 1997, $27,548 of such costs had been incurred by the Company in excess of the amount allowed from the offering proceeds. AAA's obligation to fund such costs is dependent upon future proceeds from the public offering.

       On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity. The joint venture was formed for the purchase of a property which will be operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property will be purchased once construction is completed. The Company's interest in the joint venture is 51%.

       On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity. The joint venture was formed for the purchase of a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, constructed a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%.

       On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., affiliated partnerships, for the purchase of a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after the construction was completed. The Company's interest in the joint venture is 51.9%.

       On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property which is being operated as a Blockbuster Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

3.     MAJOR TENANTS

       The following schedule summarizes rental income by lessee for the three months ended March 31, 1997 and March 31, 1996:

                                                     Year to Date
                                                    1997     1996

       Tandy Corporation                          $27,225   $27,225
       America's Favorite Chicken Co.              24,482    23,159
       Blockbuster Music Retail, Inc.              94,476    94,476
       One Care Health Industries, Inc             50,409    50,409
       Just For Feet, Inc.                        101,410         -
       Bank United                                 39,449         -

4.     NET INCOME PER SHARE

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

LIQUIDITY AND CAPITAL RESOURCES

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. The Company is in the process of registering shares of Common Stock for issuance upon the exercise of the outstanding warrants. Each Warrant entitles the holder to purchase one Share for $9.00 during the period which is between March 17, 1997 and March 16, 1998. As of March 31, 1997, 504,126
warrants were outstanding. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June 18, 1996, the
Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of March 31, 1997, gross proceeds had been received for $3,364,419 (328,236 shares) in this second offering bringing the total gross proceeds to $13,646,949 (1,356,489 shares).

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

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. The president has received no other compensation from the Company for serving as its president. In connection with the special compensation payment, the Company executed a demand note in the amount of $150,000, the payment of which could not be demanded prior to the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial public offering. The note is payable in cash or shares depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgement, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 meeting of the Board of Directors. As of the termination of the initial public offering in March 1996, the Company had raised in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president on the outstanding note at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of March 31, 1997, $8,000 of interest has been accrued related to this note. Should the note and interest be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease the distributions to shareholders.

As of March 31, 1997, the Company had acquired four Properties directly and four Properties through joint ventures with related parties and had invested $8,602,293, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity. On February 11, 1997, the Company entered into an agreement for the purchase of a property to be constructed in Baton Rouge, Louisiana. The purchase price for the property totals approximately $2,670,000 and will be paid with funds raised from the public offering and through a joint venture with a related party. The Company's interest in the joint venture is 51%.

Until Properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 1997, the Company's cash and cash equivalents totaled $2,891,190.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 were comprised of $337,451 from the Company's real estate operations and $29,528 from interest income. This represents an increase of $142,182 in rental income over the three months ended March 31, 1996 and an decrease of $2,775 in interest income. The Company's rental income was generated from eight properties during the first quarter of 1997 compared to five properties during the first quarter of 1996. The increase in activity also resulted in a corresponding increase in expenses from $72,795 during the first quarter of 1996 to $92,361 during the first quarter of 1997. The Company recorded net income of $181,167 for the three months ended March 31, 1997 as compared to $117,436 for the three months ended March 31, 1996.

Revenues for the three months ended March 31, 1996 were comprised of $195,269 from the Company's real estate operations and $32,303 from interest income. This represents an increase of $103,359 in rental income over the three months ended March 31, 1995 and an increase of $2,731 in interest income. The Company's rental income was generated from five properties during the first quarter of 1996 compared to three properties during the first quarter of 1995. The increase in activity also resulted in a corresponding increase in expenses from $45,478 during the first quarter of 1995 to $72,795 during the first quarter of 1996. The Company recorded net income of $117,436 for the three months ended March 31, 1996 as compared to $60,051 for the three months ended March 31, 1995.


                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

Report on Form 8-K:

Form 8-K was filed on February 26, 1997 to report the creation of a joint venture with an affiliate to acquire a property which will be operated as a Just For Feet retail store upon completion of construction of the property.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        American Asset Advisers Trust, Inc.
                                        (Registrant)


May 15, 1997                            /s/ H. Kerr Taylor
Date                                    H. Kerr Taylor, President


May 15, 1997                            /s/ L. Larry Mangum
Date                                    L. Larry Mangum (Principal Accounting
                                        Officer)



                                                               EXHIBIT 11

                      AMERICAN ASSET ADVISERS TRUST, INC.
                      COMPUTATION OF EARNINGS PER SHARE
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                                        1997              1996

PRIMARY EARNINGS PER SHARE:

Weighted average number of shares of
   common stock outstanding                         1,305,192          976,309

Additional shares assuming exercise of
   stock warrants (1)                                       0                0

Total weighted average common and
   common equivalent shares outstanding             1,305,192          976,309

Net income                                        $   181,167       $  117,436

Earnings per common and common
   equivalent share                               $      0.14       $     0.12


FULLY DILUTED EARNINGS PER SHARE:

Weighted average number of shares of
   common stock outstanding                         1,305,192          976,309

Additional shares assuming exercise of
   stock warrants                                     232,828          286,504

Total weighted average common and
   common equivalent shares outstanding             1,538,020        1,262,813

Net income (2)                                    $   205,317       $  153,670

Earnings per common and common
   equivalent share                               $      0.13       $     0.12


(1) Not applicable in 1997 or 1996 as computations of primary earnings per share exclude common stock equivalents for any period in which their inclusion would increase the income per share amount otherwise computed.

(2) Includes adjustment for additional interest income from assumed net proceeds from exercise of warrants using Modified Treasury Stock Method as follows:

                                          1997            1996

                                    $   24,150     $    36,234


