Form 10QSB
period 1997-06-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1997-08-14
CIK 913957

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       AMERICAN ASSET ADVISERS TRUST, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)



ASSETS

CASH & CASH EQUIVALENTS                                         $    3,020,263

PROPERTY:
       Land                                                          5,510,575
       Buildings                                                     6,471,863
                                                                    11,982,438
       Accumulated depreciation                                       (255,175)

TOTAL PROPERTY                                                      11,727,263

NET INVESTMENT IN DIRECT FINANCING LEASES                            3,156,409

OTHER ASSETS:
       Prepaid acquisition costs                                       230,036
       Accrued rental income                                           113,571
       Organization costs, net of accumulated
         amortization of $192,295                                      121,473
       Other                                                            47,083

TOTAL OTHER ASSETS                                                     512,163

TOTAL ASSETS                                                        18,416,098

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable                                                        34,444
Compensation payable                                                   150,000
Security deposit                                                        15,050

TOTAL LIABILITIES                                                      199,494

MINORITY INTEREST                                                    4,983,920

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 25,000,000 shares
       authorized, 1,551,766 shares issued
       and outstanding                                                  15,518
Additional paid-in capital                                          13,819,450
Accumulated distributions in excess of earnings                       (602,284)

TOTAL SHAREHOLDERS' EQUITY                                          13,232,684

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   18,416,098

See Notes to Consolidated Financial Statements.

                       AMERICAN ASSET ADVISERS TRUST, INC.
                            STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                 (Unaudited)

                                                        Quarter                        Year to Date
                                                  1997           1996             1997            1996

REVENUES
  Rental income from operating leases        $   270,976    $   181,131      $   523,586    $   362,462
  Earned income from direct financing leases      84,885         13,920          169,726         27,858
  Interest income                                 43,819         40,226           73,347         72,529

  TOTAL REVENUES                                 399,680        235,277          766,659        462,849


EXPENSES

  Administrative                                  13,308          8,544           27,000         17,088
  Amortization                                    15,689         15,447           31,377         30,894
  Depreciation                                    31,483         28,461           59,920         56,907
  Directors' fees                                  3,000          3,000            7,500          7,500
  Interest                                         3,000              -            6,000              -
  Legal & professional fees                       12,613          3,863           32,082         14,775
  State taxes                                     11,673              -           11,870              -
  Other                                            6,118          3,241           13,496          8,187

  TOTAL EXPENSES                                  96,884         62,556          189,245        135,351

INCOME BEFORE MINORITY INTEREST IN
  NET INCOME OF CONSOLIDATED JOINT VENTURES      302,796        172,721          577,414        327,498

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED JOINT VENTURES                   (101,015)       (37,342)        (194,466)       (74,683)

NET INCOME                                   $   201,781    $   135,379      $   382,948    $   252,815


NET INCOME PER SHARE:

  Primary                                    $      0.14    $      0.13      $      0.28    $      0.25

  Fully Diluted                              $      0.13    $      0.13      $      0.27    $      0.25


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:

  Primary                                      1,478,854      1,028,253        1,392,503      1,002,281

  Fully Diluted                                1,672,627      1,340,729        1,586,276      1,301,771

See Notes to Consolidated Financial Statements.

                      AMERICAN ASSET ADVISERS TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (Unaudited)


                                                             Quarter                       Year to Date
                                                        1997         1996               1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $    201,781   $   135,379      $    382,948   $   252,815

  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                       15,689        15,447            31,377        30,894
    Depreciation                                       31,483        28,461            59,920        56,907
    Decrease (increase) in accounts receivable              -       103,783             5,119        (3,700)
    Decrease in accounts payable                       (5,200)      (33,083)           (1,791)      (49,178)
    Cash receipts from direct financing leases
       in excess of (less than) income recognized      (2,328)          747            (4,612)        1,476
    Decrease (increase) in escrow deposits,
       net of minority interest partners               38,250        48,100            38,250       (51,900)
    Increase in accrued rental income                 (19,473)      (11,101)          (38,946)      (22,403)
    Increase in organization costs                          -       (90,506)                -      (181,845)
    Increase in other assets                          (47,083)            -           (47,083)            -
    Increase in minority interest                     101,015        37,342           194,466        74,683

NET CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES                              314,134       234,569           619,648       107,749


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating
       lease method                                (1,517,005)            -        (1,519,004)            -
    Change in prepaid acquisition costs               (75,256)      (10,382)         (155,700)      (84,388)

NET CASH FLOWS USED IN INVESTING ACTIVITIES        (1,592,261)      (10,382)       (1,674,704)      (84,388)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net            1,769,564        (3,891)        3,143,471     1,797,379
    Distributions paid to shareholders               (258,652)     (180,921)         (486,038)     (343,645)
    Distributions to minority interest partners      (103,712)      (42,278)         (198,425)      (84,556)

NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                            1,407,200      (227,090)        2,459,008     1,369,178


NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                  129,073        (2,903)        1,403,952     1,392,539

CASH and CASH EQUIVALENTS at beginning
    of period                                       2,891,190     2,960,403         1,616,311     1,564,961

CASH and CASH EQUIVALENTS at end of
    period                                       $  3,020,263   $ 2,957,500      $  3,020,263   $ 2,957,500

See Notes to Consolidated Financial Statements.

                         AMERICAN ASSET ADVISERS TRUST, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                   (Unaudited)


                                                              Quarter                     Year to Date
                                                        1997           1996           1997          1996

SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:

    Real estate contributed by partners of the
       consolidated joint ventures                $  1,392,780   $        -    $  1,392,780   $        -


See Notes to Consolidated Financial Statements.

                   AMERICAN ASSET ADVISERS TRUST, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                             (Unaudited)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants are exercisable at $9 per share until March 15, 1998. As of June 30, 1997, 504,126 warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998, unless terminated earlier. As of June 30, 1997, 523,513 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,551,766 shares.

       The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of properties is managed by AAA, a related party.

       The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its majority interest in five joint ventures.

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

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1997 and June 30, 1996.

       The financial statements of American Asset Advisers Trust, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form
       10-K for the year ended December 31, 1996.

2.     RELATED PARTY TRANSACTIONS

       20,001 shares of the Company's stock are owned by AAA. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. Administrative fees of $13,308 and $27,000 were incurred and paid to AAA for the three and six months ended June 30, 1997, respectively. Administrative fees of $8,544 and $17,088 were incurred and paid to AAA for the three and six months ended June 30, 1996, respectively.

       Certain costs have been incurred by AAA in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. $48,848 and $86,840 of costs were incurred by AAA for the three and six months ended June 30, 1997, respectively, in connection with the issuance and marketing of the Company's stock. $3,119 and $54,660 of costs were incurred by AAA for the three and six months ended June 30, 1996, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs.

       Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $156,712 and $236,775 were incurred and paid to AAA for the three and six months ended June 30, 1997, respectively. Acquisition fees of $8,678 and $82,684 were incurred and paid to AAA for the three and six months ended June 30, 1996, respectively.

       On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Board prior to this time because the Company had not raised sufficient funds through its stock offering, as determined by the judgment of the Board, considered necessary for any compensation to be granted. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 Board meeting. As of the termination of the initial public offering in March 1996, the Company had sold in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of June 30, 1997, $11,000 of interest has been accrued related to this note.

       On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity. The joint venture was formed for the purchase of a property which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%.

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


3.     MAJOR TENANTS

       The following schedule summarizes rental income by lessee for the three and six months ended June 30, 1997 and June 30, 1996:

                                               Quarter                Year to Date
                                           1997        1996         1997        1996
       Tandy Corporation               $  27,225   $  27,225    $  54,450   $  54,450
       America's Favorite Chicken Co.     24,482      22,842       48,964      45,902
       Blockbuster Music Retail, Inc.     94,476      94,575      188,952     189,150
       One Care Health Industries, Inc.   50,409      50,409      100,818     100,818
       Just For Feet, Inc.               119,820           -      221,230           -
       Bank United                        39,449           -       78,898           -
                                         355,861     195,051      693,312     390,320

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

LIQUIDITY AND CAPITAL RESOURCES

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitles the holder to purchase one Share for $9.00 until March 15, 1998. As of June 30, 1997, 504,126 warrants were outstanding. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of June 30, 1997, gross proceeds had been received for $5,365,222 (523,513 shares) in this second offering bringing the total gross proceeds to $15,647,752 (1,551,766 shares).

On August 1, 1997, the Company entered into an unsecured revolving credit agreement with a bank for up to $7,500,000 through February 1999 (the "Credit Agreement"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Credit Agreement currently bears interest at 2.00% over the London Interbank Offered Rate ("LIBOR"). The Credit Agreement will be used to acquire additional properties. As of August 14, 1997, the Credit Agreement had not been used.

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

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. The president has received no other compensation from the Company for serving as its president. In connection with the special compensation payment, the Company executed a demand note in the amount of $150,000, the payment of which could not be demanded prior to the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial public offering. The note is payable in cash or shares depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgement, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 meeting of the Board of Directors. As of the termination of the initial public offering in March 1996, the Company had raised in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president on the outstanding note at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of June 30, 1997, $11,000 of interest has been accrued related to this note. Should the note and interest be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease the distributions to shareholders.

As of June 30, 1997, the Company had acquired four Properties directly and five Properties through joint ventures with related parties and had invested $10,119,298, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until Properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 1997, the Company's cash and cash equivalents totaled $3,020,263.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.

RESULTS OF OPERATIONS

Revenues for the three months ended June 30, 1997 were comprised of $355,861 from the Company's real estate operations and $43,819 from interest income. This represents an increase of $160,810 in rental income over the three months ended June 30, 1996 and an increase of $3,593 in interest income. The Company's rental income was generated from nine properties during the second quarter of 1997 compared to five properties during the second quarter of 1996. The increase in activity also resulted in a corresponding increase in expenses from $62,556 during the second quarter of 1996 to $96,884 during the second quarter of 1997.
The Company recorded net income of $201,781 for the three months ended June 30, 1997 as compared to $135,379 for the three months ended June 30, 1996.

For the six months ended June 30, 1997, the Company's total revenues of $766,659 were comprised of $693,312 from real estate operations and $73,347 from interest income. The Company owned eight properties for the entire first six months of 1997 and the ninth property was acquired in June of 1997 while five properties were owned for the entire first six months of 1996. Expenses increased from $135,351 for the six months ended June 30, 1996 to $189,245 for the six months ended June 30, 1997 primarily as a result of the increase in activity. The Company recorded net income of $382,948 for the six months ended June 30, 1997 as compared to $252,815 for the six months ended June 30, 1996.

Revenues for the three months ended June 30, 1996 were comprised of $195,051 from the Company's real estate operations and $40,226 from interest income. This represented an increase of $103,096 in rental income over the three months ended June 30, 1995 and an increase of $3,091 in interest income. The Company's rental income was generated from five properties during the second quarter of 1996 compared to three properties during the second quarter of 1995. The increase in activity also resulted in a corresponding increase in expenses from $46,002 during the second quarter of 1995 to $62,556 during the second quarter of 1996.
The Company recorded net income of $135,379 for the three months ended June 30, 1996 as compared to $67,135 for the three months ended June 30, 1995.

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

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 9, 1997. A summary of items voted on and a tabulation of votes cast is as follows:

The following directors were elected for another one-year term.


                                 Votes                Votes
                                  For                Against         Abstained

Robert S. Cartwright, Jr.      699,992                2,525            32,304
George McCanse, Jr.            699,992                2,525            32,304
H. Kerr Taylor                 699,992                2,525            32,304

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

                                          American Asset Advisers Trust, Inc.
                                          (Registrant)


August 14, 1997                           /s/ H. Kerr Taylor
Date                                      H. Kerr Taylor, President


August 14, 1997                           /s/ L. Larry Mangum
Date                                      L. Larry Mangum (Principal Accounting

