Form 10QSB
period 1997-09-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1997-11-14
CIK 913957

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB


    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
               (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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


                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   AMERICAN ASSET ADVISERS TRUST, INC.
                      CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1997
                            (Unaudited)


ASSETS
CASH & CASH EQUIVALENTS                                         $    3,344,633

ACCOUNTS RECEIVABLE                                                     20,262

PROPERTY:
       Land                                                          5,509,675
       Land under development                                        3,304,425
       Buildings                                                     6,471,863
       Construction in progress                                      1,462,950
                                                                    16,748,913
       Accumulated depreciation                                       (296,666)

TOTAL PROPERTY                                                      16,452,247

NET INVESTMENT IN DIRECT FINANCING LEASES                            3,158,778

OTHER ASSETS:
       Prepaid acquisition costs                                       301,131
       Accrued rental income                                           140,874
       Organization costs, net of accumulated
         amortization of $207,984                                      105,784
       Other                                                            89,035

TOTAL OTHER ASSETS                                                     636,824

TOTAL ASSETS                                                        23,612,744

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Note payable                                                         3,375,400
Acquisition fees payable                                               520,361
Accounts payable                                                        39,765
Compensation payable                                                   150,000
Security deposit                                                        15,050

TOTAL LIABILITIES                                                    4,100,576

MINORITY INTEREST                                                    4,979,293

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 25,000,000 shares authorized,
       1,702,648 shares issued and outstanding                          17,026
Additional paid-in capital                                          15,171,317
Accumulated distributions in excess of earnings                       (655,468)

TOTAL SHAREHOLDERS' EQUITY                                          14,532,875

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   23,612,744


See Notes to Consolidated Financial Statements.

                    AMERICAN ASSET ADVISERS TRUST, INC.
                         STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)
                                                      Quarter                     Year to Date
                                                 1997          1996            1997          1996

REVENUES

  Rental income from operating leases        $  335,572    $  185,242      $  859,158    $  547,704
  Earned income from direct financing leases     84,927        33,143         254,653        61,001
  Interest income                                46,126        40,034         119,473       112,563

  TOTAL REVENUES                                466,625       258,419       1,233,284       721,268


EXPENSES

  Administrative                                 25,833         8,544          52,833        25,632
  Amortization                                   15,689        16,681          47,066        47,575
  Depreciation                                   41,488        28,459         101,408        85,366
  Directors' fees                                 4,500         3,000          12,000        10,500
  Interest                                            -         2,000           6,000         2,000
  Legal & professional fees                       7,691        12,514          39,773        27,289
  State taxes                                       721             -          12,591             -
  Other                                           7,058         3,085          20,554        11,272

  TOTAL EXPENSES                                102,980        74,283         292,225       209,634

INCOME BEFORE MINORITY INTEREST IN
  NET INCOME OF CONSOLIDATED JOINT VENTURES     363,645       184,136         941,059       511,634

MINORITY INTEREST IN NET INCOME OF
  CONSOLIDATED JOINT VENTURES                  (127,901)      (45,739)       (322,367)     (120,422)

NET INCOME                                   $  235,744    $  138,397      $  618,692    $  391,212


NET INCOME PER SHARE:

  Primary                                    $     0.14    $     0.13      $     0.42    $     0.38

  Fully Diluted                              $     0.14    $     0.12      $     0.41    $     0.37


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING:

  Primary                                     1,649,002     1,081,306       1,478,942     1,028,815

  Fully Diluted                               1,812,598     1,360,675       1,642,538     1,308,184


See Notes to Consolidated Financial Statements.

                   AMERICAN ASSET ADVISERS TRUST, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)

                                                            Quarter                      Year to Date
                                                        1997         1996             1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   235,744   $  138,397      $   618,692   $   391,212

  Adjustments to reconcile net income
    to net cash flows from operating activities:

    Amortization                                        15,689       16,681           47,066        47,575
    Depreciation                                        41,488       28,459          101,408        85,366
    Decrease (increase) in accounts receivable         (20,262)       3,700          (15,143)          -
    Increase (decrease) in accounts payable              5,321       45,557            3,530        (3,621)
    Cash receipts from direct financing leases
       less than income recognized                      (2,369)      (3,661)          (6,981)       (2,185)
    Decrease in escrow deposits, net of minority
       interest partners                                     -       51,900           38,250             -
    Increase in accrued rental income                  (27,303)     (11,916)         (66,249)      (34,319)
    Increase in organization costs                           -      (31,033)               -      (212,878)
    Increase in other assets                           (41,952)           -          (89,035)            -
    Increase in minority interest                      127,901       45,739          322,367       120,422

NET CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES                               334,257      283,823          953,905       391,572


CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of real estate:
       Accounted for under the operating
       lease method                                       (100)    (845,272)      (1,519,104)     (845,272)
       Accounted for under the direct
       financing lease method                                -   (1,342,805)               -    (1,342,805)
       Land under development                       (3,304,425)           -       (3,304,425)            -
       Construction in progress                       (942,589)           -         (942,589)            -
    Change in prepaid acquisition costs                (71,095)      67,151         (226,795)      (17,237)

NET CASH FLOWS USED IN INVESTING ACTIVITIES         (4,318,209)  (2,120,926)      (5,992,913)   (2,205,314)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of stock, net             1,353,375      876,492        4,496,846     2,673,871
    Proceeds from note payable                       3,375,400            -        3,375,400             -
    Distributions paid to shareholders                (288,928)    (186,453)        (774,966)     (530,098)
    Distributions to minority interest partners       (131,525)     (49,403)        (329,950)     (133,959)

NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                             4,308,322      640,636        6,767,330     2,009,814


NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                               324,370   (1,196,467)       1,728,322       196,072

CASH and CASH EQUIVALENTS at beginning
    of period                                        3,020,263    2,957,500        1,616,311     1,564,961

CASH and CASH EQUIVALENTS at end of
    period                                         $ 3,344,633  $ 1,761,033      $ 3,344,633   $ 1,761,033


See Notes to Consolidated Financial Statements.

                     AMERICAN ASSET ADVISERS TRUST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                           Quarter                     Year to Date
                                                      1997         1996             1997          1996


SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING ACTIVITIES:
    Accrued acquisition costs included
       in construction in progress               $   520,361   $        -      $   520,361   $         -


SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITIES:

    Real estate contributed by partners of the
       consolidated joint ventures               $         -   $        -      $ 1,391,780   $         -

See Notes to Consolidated Financial Statements.


                   AMERICAN ASSET ADVISERS TRUST, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants are exercisable at $9 per share until March 15, 1998. As of September 30, 1997, 504,126 warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998, unless terminated earlier. As of September 30, 1997, 674,395 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,702,648 shares.

     The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. AAA, a related party, manages the selection, acquisition and supervision of the operation of properties.

     The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its majority interest in five joint ventures.

     The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes during 1997 or 1996. For the three and nine months ended September 30, 1997, the Company paid interest of $14,889 which was capitalized on properties under construction. There was no other cash paid for interest during 1997 or 1996.

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

     Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. Buildings are depreciated using the straight-line method over an estimated useful life of 39 years.

     Organization costs incurred in the formation of the Company are amortized on a straight-line basis over five years.

     Syndication costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1997 and September 30, 1996.

     The financial statements of American Asset Advisers Trust, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form
     10-K for the year ended December 31, 1996.

2.   RELATED PARTY TRANSACTIONS

     AAA owns 20,001 shares of the Company's stock. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. Administrative fees of $25,107 and $52,107 were incurred to AAA for the three and nine months ended September 30, 1997, respectively. Administrative fees of $8,544 and $25,632 were incurred and paid to AAA for the three and nine months ended September 30, 1996, respectively.

     AAA has incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $38,156 and $124,996 were incurred by AAA for the three and nine months ended September 30, 1997, respectively, in connection with the issuance and marketing of the Company's stock.
     Cost of $23,390 and $78,050 were incurred by AAA for the three and nine months ended September 30, 1996, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as syndication costs and are recorded as a reduction to additional paid-in capital.

     Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $589,879 and $826,654 were incurred to AAA for the three and nine months ended September 30, 1997, respectively of which $520,361 was unpaid as of September 30, 1997. Acquisition fees of $47,064 and $129,748 were incurred and paid to AAA for the three and nine months ended September 30, 1996, respectively.

     On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. In connection therewith, the Company executed a demand note payable at the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial stock offering. The note shall be payable in cash or stock depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August 22, 1995, because in their judgement, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August 1995 Board meeting. As of the termination of the initial public offering in March
     1996, the Company had sold in excess of $10,000,000.   Although the
     president can demand payment on the note, such demand has not been made. The Board of Directors will make the decision regarding the nature of the payment, whether in stock or cash, at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of September 30, 1997, $14,000 of interest has been accrued related to this note.

     On August 8, 1997, the Company entered into a loan agreement as the lender with AmReit Development Corp., an affiliate, in the amount of $2,247,254 for the purpose of developing a property in Lake Jackson, Texas that will be acquired by the Company upon completion of the property. As of September 30, 1997, $593,997 was outstanding on the loan. The loan bears interest at the prime lending rate and matures on May 1, 1998.

     On September 18, 1997, the Company entered into a loan agreement as the lender with Centurion Video, Ltd. in the amount of $1,153,794 for the purpose of developing a property in Ridgeland, Mississippi that will be acquired by the Company upon completion of the property. AAA Net Developers, Ltd., an affiliate, is the limited partner in Centurion Video, Ltd. As of September 30, 1997, $480,870 was outstanding on the loan. The loan bears interest at the prime lending rate plus .5% and matures on March 15, 1998.

     On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an affiliated entity. The joint venture was formed for the purchase of a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%.

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

     On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property, which is being operated as a Blockbuster Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

3.   NOTE PAYABLE

     On August 1, 1997, the Company entered into an unsecured revolving credit agreement with a bank for up to $7,500,000 through February 1999 (the "Credit Agreement"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Credit Agreement currently bears interest at 2.00% over the London Interbank Offered Rate ("LIBOR"). The Credit Agreement will be used to acquire additional properties. As of September 30, 1997, $3,375,400 was outstanding under the Credit Agreement. For the three and nine months ended September 30, 1997, interest of $14,889 was capitalized on properties under construction.

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and nine months ended September 30, 1997 and September 30, 1996:

                                           Quarter              Year to Date
                                         1997     1996         1997      1996

     Tandy Corporation                 $27,225   $27,225     $81,675   $81,675
     America's Favorite Chicken Co.     24,481    23,027      73,445    68,929
     Blockbuster Music Retail, Inc.     94,475    94,575     283,427   283,725
     One Care Health Industries, Inc.   50,409    50,409     151,227   151,227
     Just For Feet, Inc.               184,451    22,536     405,681    22,536
     Bank United                        39,458       613     118,356       613
                                       420,499   218,385   1,113,811   608,705

5.   NET INCOME PER SHARE

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

LIQUIDITY AND CAPITAL RESOURCES

The initial issuance of 20,001 shares of stock for $200,010 was to AAA.
On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitles the holder to purchase one Share for $9.00 until March 15, 1998. As of September 30, 1997, 504,126 warrants were outstanding. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of September 30, 1997, gross proceeds had been received for $6,912,555 (674,395 shares) in this second offering bringing the total gross proceeds to $17,195,085 (1,702,648 shares).

On August 1, 1997, the Company entered into an unsecured revolving credit agreement with a bank for up to $7,500,000 through February 1999 (the "Credit Agreement"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Credit Agreement currently bears interest at 2.00% over the London Interbank Offered Rate ("LIBOR"). The Credit Agreement will be used to acquire additional properties. As of September 30, 1997, $3,375,400 was outstanding under the Credit Agreement. These funds were advanced to third parties and affiliates to develop properties that will be acquired by the Company upon completion.

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

On August 22, 1995, the Board of Directors approved a special compensation payment for the president in the amount of $150,000 for services provided from August 1993 through August 1995. The president has received no other compensation from the Company for serving as its president. In connection with the special compensation payment, the Company executed a demand note in the amount of $150,000, the payment of which could not be demanded prior to the earlier of July 15, 1996 or the receipt of $10,000,000 from the Company's initial public offering. The note is payable in cash or shares depending on the availability of cash for such payment. No compensation arrangements were considered by the Directors prior to August


                                    10
22, 1995, because in their judgement, the Company had not raised sufficient funds to award such compensation. The compensation had not been accrued prior to August 22, 1995 because its payment was uncertain and the level of compensation had not been determined until the August
1995 meeting of the Board of Directors. As of the termination of the initial public offering in March 1996, the Company had raised in excess of $10,000,000. Although the president can demand payment on the note, such demand has not been made. The decision regarding the nature of the payment, whether in stock or cash, will be made by the Board of Directors at the time the president demands payment. In consideration that no payment has been demanded by the president for the special compensation payment, the Board of Directors approved at its August 1, 1996 meeting the payment of interest to the president on the outstanding note at an annual rate of 8%. This interest payment will be paid in cash or in stock. As of September 30, 1997, $14,000 of interest has been accrued related to this note. Should the note and interest be paid in cash, such payment would reduce the funds from operations available for distribution and, therefore, would decrease the distributions to shareholders.

As of September 30, 1997, the Company had acquired four Properties directly and five Properties through joint ventures with related parties and had invested $10,119,298, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until the Company acquires Properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 1997, the Company's cash and cash equivalents totaled $3,344,633.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997 were comprised of $420,499 from the Company's real estate operations and $46,126 from interest income. This represents an increase of $202,114 in rental income over the three months ended September 30, 1996 and an increase of $6,092 in interest income. The Company's rental income was generated from nine properties during the third quarter of 1997 compared to seven properties during the third quarter of 1996. The increase in activity also resulted in a corresponding increase in expenses from $74,283 during the third quarter of 1996 to $102,980 during the third quarter of 1997. The Company recorded net income of $235,744 for the three months ended September 30, 1997 as compared to $138,397 for the three months ended September 30, 1996.

For the nine months ended September 30, 1997, the Company's total revenues of $1,233,284 were comprised of $1,113,811 from real estate operations and $119,473 from interest income. The Company owned nine properties during the first nine months of 1997 while seven properties were owned during the first nine months of 1996. Expenses increased from $209,634 for the nine months ended September 30, 1996 to $292,225 for the nine months ended September 30, 1997 primarily as a result of the increase in activity. The Company recorded net income of $618,692 for the nine months ended September 30, 1997 as compared to $391,212 for the nine months ended September 30, 1996.

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






                                      American Asset Advisers Trust, Inc.
                                      (Registrant)




November 14, 1997                     /s/ H. Kerr Taylor
Date                                  H. Kerr Taylor, President





November 14, 1997                     /s/ L. Larry Mangum
Date                                  L. Larry Mangum (Principal Accounting
                                      Officer)




                                                                                             EXHIBIT 11

                        AMERICAN ASSET ADVISERS TRUST, INC.
                        COMPUTATION OF EARNINGS PER SHARE
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                      Quarter                      Year to Date
                                                1997            1996          1997            1996
PRIMARY EARNINGS PER SHARE:

Weighted average number of shares of
   common stock outstanding                    1,649,002       1,081,306     1,478,942       1,028,815

Additional shares assuming exercise of
   stock warrants (1)                                  0               0             0               0

Total weighted average common and
   common equivalent shares outstanding        1,649,002       1,081,306     1,478,942       1,028,815

Net income                                   $   235,744     $   138,397   $   618,692     $   391,212

Earnings per common and common
   equivalent share                          $      0.14     $      0.13   $      0.42     $      0.38


FULLY DILUTED EARNINGS PER SHARE:

Weighted average number of shares of
   common stock outstanding                    1,649,002       1,081,306     1,478,942       1,028,815

Additional shares assuming exercise of
   stock warrants                                163,596         279,369       163,596         279,369

Total weighted average common and
   common equivalent shares outstanding        1,812,598       1,360,675     1,642,538       1,308,184

Net income (2)                               $   250,136     $   167,710   $   675,879     $   489,842

Earnings per common and common
   equivalent share                          $      0.14     $      0.12   $      0.41     $      0.37


 (1) Not applicable in 1997 or 1996 as computations of primary earnings per share exclude common stock equivalents for any period in which their inclusion would increase the income per share amount otherwise computed.

 (2) Includes adjustment for additional interest income from assumed net proceeds from exercise of warrants using
     Modified Treasury Stock Method as follows:

                                                      Quarter                      Year to Date
                                                1997            1996          1997            1996

                                            $    14,392     $    29,313   $    57,187     $    98,630

