Form 10KSB
period 1997-12-31
AMERICAN ASSET ADVISERS TRUST INC
filed 1998-03-31
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

                           (Mark One)
[X]   Annual Report Under Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1997
                               or
[ ] Transition Report Under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 [No Fee Required]

                  Commission File No. 0-28378
              AMERICAN ASSET ADVISERS, TRUST, INC.
         (Name of small business issuer in its charter)

 Maryland                                              76-0410050
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)

8 Greenway Plaza, Suite 824
Houston, Texas                                           77046
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (713) 850-1400

     Securities registered under Section 12(b) of the Exchange Act:   None
     Securities registered under Section 12(g) of the
       Exchange Act:   Shares of Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X        No_____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:    $1,710,710

Aggregate market value of the voting stock held by non-affiliates of the issuer:
                 No Established Trading Market

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:
     1,953,031 shares of Common Stock as of March 24, 1998


             DOCUMENTS  INCORPORATED  BY  REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1996 (included in Registration Statement No. 0-28378 of Registrant) and as supplemented February 28, 1997, October 16, 1997, December 1, 1997 and February 11, 1998 are incorporated by reference into Part III.

2. The Acquisition Agreement dated January __, 1998, including the exhibits attached thereto, filed as Addendum A to the Preliminary Proxy Statement filed by Registrant with the Commission on January 22, 1998.

3. The valuation opinion of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. dated December 16, 1997 included as part of Addendum B to the Preliminary Proxy Statement filed by Registrant with the Commission on January 22, 1998.

4. The fairness opinion of Bishop-Crown Investment Research, Inc. dated January 15, 1998 included as part of Addendum B to the Preliminary Proxy Statement filed by Registrant with the Commission on January 22, 1998.

Transitional Small Business Disclosure Format (check one):   Yes____   No   X

                                 PART I

Item 1.    Description of Business

American Asset Advisers Trust, Inc. ("Issuer" or "Company") was incorporated in the state of Maryland on August 17, 1993. Commencing March 17, 1994, the Company offered up to 2,000,000 shares of Common Stock at $10 per share together with 1,000,000 warrants exercisable at $9 per share, with one warrant issued with each two shares purchased. The warrants were exercisable between March 17, 1997 and March 15, 1998. As of December 31, 1997, 501,583 warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $200,010 (20,001 shares) had previously been purchased by American Asset Advisers Realty Corporation, ("AAA"). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its Common Stock. The offering will terminate on June 17, 1998 unless terminated earlier. As of December 31, 1997, gross proceeds had been received for $8,606,419 (839,960 shares) in this second offering bringing the total gross proceeds to $18,888,949 (1,868,213 shares).

The Company focuses on acquiring frontage retail properties that are located primarily on corner or out-parcel locations in strong commercial corridors near traffic generators, such as major regional malls. These properties are net-leased to tenants whose net worth is equal to or greater than $40 million. These properties, which attract a wide array of established retail tenants, offer attractive opportunities for stable current return and potential capital appreciation. In addition, management believes that the location and design of properties in this niche provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

The Company has been successful in attracting tenants that operate in different retail segments, including Radio Shack (leased to the Tandy Corporation), Blockbuster Music (lease guaranteed by Viacom, Inc.), Popeye's Famous Chicken (lease guaranteed by AFC, Inc.), OneCare Health Industries, Inc., Just For Feet, Inc., Hollywood Video (leased to Hollywood Entertainment Corp.) and Bank United, a Federal Savings Bank.

Properties acquired by the Company are generally newly constructed or recently constructed as of the time of acquisition. To date, the Company has acquired only properties that are subject to a lease in order to avoid the risks inherent in initial leasing. The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation such as utilities, property taxes and insurance. Some of the tenants' leases require that the Company is responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees to mitigate the potential costs of repairs during the primary terms of the leases.

The Company's leases typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered "full-credit" leases. All of the Company's properties have been 100 percent leased since they were acquired by the Company.

A further description of the Company's business is included in Management's Discussion and Analysis of Financial Condition and
Results of Operations included in Item 6 of this Form 10-KSB.

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

Properties

At December 31, 1997, the Company owned eleven properties, five directly and six through joint ventures, all in fee simple. Four of these properties are located in Texas, two are located in Louisiana and one each in Arizona, Georgia, Kansas, Mississippi and Missouri. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty years. Eight of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $405,896. Ten of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 1997, two of the Company's leases each accounted for more than 10% of the Company's total assets. Summarized as follows are the significant items pertaining to each of these leases:

On June 9, 1997, the Company acquired a 51% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with an entity with common management for the combined purchase price of $2,908,785. This 1.735 acre property is being operated as a Just For Feet retail store on the southeast corner of Promenade Avenue and Cortana Place in Baton Rouge, Louisiana. The improvements are a single-tenant retail building that contains approximately 15,600 square feet. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $184,296 of income from Just For Feet in 1997.

On September 11, 1996, the Company acquired a 51.9% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with two entities with common management for the combined purchase price of $3,680,383. This 2.938 acre property is being operated as a Just For Feet retail store on the northwest corner of North Oracle Road and Old Tucson Florence Highway in Tucson, Arizona. The improvements are a single-tenant retail building that contains approximately 15,200 square feet. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease. The Company recorded $405,896 of income from Just For Feet in 1997.

For information regarding the results of operations and financial condition of Just For Feet, Inc. refer to their Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended January 31, 1997.

The Company's leases specify the amount, if any, of insurance coverage required to be carried by each tenant. Management of the Company believes that the insurance policies required to be carried by the tenants combined with the insurance carried by the Company will adequately cover the replacement cost of the properties and any personal liability losses which the Company may sustain.

Property Management

AAA provides property management services to the Company. Prior to September, 1997, AAA provided these services for reimbursement of their costs and expenses only. Commencing September, 1997, AAA began charging property management fees of 3% of total rental income. Three of AAA's executive officers have an average of over 20 years of experience in the commercial real estate business. Under the direction of the Company's Board of Directors, AAA has responsibility for day-to-day operations of the Company, including investment analysis, acquisitions, due diligence, asset management and accounting services. The Company's President and Chief Executive Officer is H. Kerr Taylor, who has served AAA and its predecessor (H. Kerr Taylor Company) and its affiliates for over 20 years.

The Company's Board of Directors has maximized the Company's cash distributions to shareholders by avoiding a relatively fixed overhead cost structure and, instead, contracting to receive services from AAA. AAA has provided administrative staff and facilities to the Company at a cost less than the Company would incur in providing such personnel and administrative services itself. However, at the Company's current asset and revenue levels, the Company's Board of Directors has determined it to be more economical to become a self-managed REIT by acquiring AAA.

Financing - Borrowing Policies

The Company may incur unsecured and secured borrowings, so long as the total amounts of such borrowings do not exceed 300% of the Company's net assets on a consolidated basis.

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

Any net proceeds from the sale of any property may, at the election of the Directors based upon their then current evaluation of the real estate market conditions, either be distributed to the Shareholders or be reinvested in other properties. A reinvestment in other properties would be feasible only if it can be accomplished on a tax deferred basis so that the Company will not suffer any significant adverse tax consequences. Any properties in which net proceeds from a sale are reinvested will be subject to the same acquisition guidelines as properties currently acquired by the Company.

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

Proposed Acquisition of the Company's Adviser

At a special meeting of the Company's Board of Directors held on December 31, 1997, the Board of Directors, other than Mr. H. Kerr Taylor, who abstained from the vote due to his interest in the transaction, approved the Company's becoming a self-managed REIT through the acquisition by the Company of its Adviser, American Asset Advisers Realty Corp., a Texas corporation (the "Adviser Acquisition"). Under the terms of the Adviser Acquisition, the Adviser will be merged into a newly formed, wholly owned subsidiary of the Company, which will be the surviving corporation. In the merger, the Company will issue up to 900,000 shares of its $.01 par value common stock to Mr. Taylor, the sole shareholder of the Adviser. Mr. Taylor would receive 213,260 Common Shares upon the closing date of the merger (the "Initial Shares") and up to 686,740 additional shares (the "Share Balance") would be issuable at the end of each of the twenty-four calendar quarters following the quarter in which the closing date occurs in an amount which, when added to the Initial Shares and any previously issued portion of the Share Balance, would not exceed 9.8% of the total common shares of the Company outstanding after giving effect to such issuance. Upon consummation of the Adviser Acquisition, the Company will thereupon internalize all of its acquisition, development, property management and administrative functions and cease paying fees for these external services. The consummation of the Adviser Acquisition will be subject to approval of the shareholders of the Company and to customary closing conditions.

If the Adviser Acquisition is consummated, Mr. Taylor will become the full time employee of the Company. His base salary during the initial two years of his employment would be $25,000 and $30,000 per annum, respectively. Mr. Taylor could also receive such additional incentive compensation as the Independent Directors may determine. The Acquisition Agreement also contains certain continuing covenants by Mr. Taylor restricting his non-Company related real estate activities. A copy of the Acquisition Agreement, which includes as an addendum the H. Kerr Taylor Employment Agreement, is incorporated by reference into this Report.

The Independent Directors engaged Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan") and Bishop-Crown Investment Research, Inc. ("Bishop-Crown") as their financial advisers regarding the proposed Adviser Acquisition. Houlihan has delivered its opinion regarding the value of the Adviser and Bishop-Crown delivered its opinion that the acquisition of the Adviser is fair, from a financial point of view, to the Company and to its shareholders, other than Mr. Taylor. Each opinion is subject to the terms, conditions and limitations therein. Copies of the Houlihan valuation opinion dated December 16, 1997 and the Bishop-Crown fairness opinion dated January 15, 1998 are incorporated by reference in this Report.

The Board plans to notice a special meeting of the Shareholders to consider and approve the Adviser Acquisition and certain matters related thereto including the proposed changes in the Company's investment policies respecting restrictions on leasing of its properties. The Company intends to set a Record Date of March 31, 1998 for voting at the Special Meeting. Those Shareholders who purchased their shares after the Record Date will not be entitled to vote at the Special Meeting.

Item 2.     Description of Property

At March 24, 1998, the Company owned twelve properties in fee simple, six directly and six through joint ventures with related parties. Properties are located in Texas, Georgia, Arizona, Missouri, Louisiana, Mississippi and Kansas. On February 20, 1998, the Company acquired a newly constructed property on lease to OfficeMax, Inc. This property is being operated as an OfficeMax store in Lake Jackson, Texas. In addition, the Company has entered into agreements for the purchase of properties to be constructed in Dover, Delaware, The Woodlands, Texas and Sugarland, Texas. Properties are operated as retail stores, banks, a fast food and family style restaurant and a medical facility.

Land - The Company's property sites range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are all single tenant and are generally rectangular. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,350 to 24,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations. There are no plans for renovations or improvements.

Leases - Tenants are companies whose net worth exceeds a minimum of $40 million. Tenants are diversified by business type and are represented by the following types of business: consumer electronics, food, banking, consumer retail and a medical facility.

Geographic Location - The properties are located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000.

As of December 31, 1997, a total of $17,577,874 has been invested in properties by the Company on a consolidated basis. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1 and in Schedule III-Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held a special meeting of the shareholders on November 12, 1997. At this meeting , the shareholders voted to approve the following proposals: (i) to increase the number of shares to 110,000,000 of which 10,000,000 are preferred shares (996,445 voted for, 74,813 voted against and 42,558 abstained), (ii) indemnify the Directors, Officers, Employees and Agents to the fullest extent under Maryland law (1,020,402 voted for, 54,381 voted against and 39,034 abstained), (iii) limit the liability of the Company's Directors and Officers to non-monetary damages (939,773 voted for, 130,898 voted against and 43,146 abstained), (iv) define, limit, and/or regulate certain powers of the corporation, its shareholders, directors and agents (1,039,499 voted for, 42,437 voted against and 31,880 abstained), (v) clarify vote of shareholders required for approval of certain matters to be simple majority (986,164 voted for, 88,994 voted against and 38,658 abstained), (vi) amend the Company's bylaws regarding compensation of Directors (920,360 voted for, 134,421 voted against and 59,036 abstained), (vii) amend the Company's bylaws regarding transactions involving the purchase of properties from and sale and lease of properties to the Adviser, a Director or any affiliate of such person (957,957 voted for, 79,617 voted against and 76,243 abstained), (viii) delete restriction regarding equity investments (968,715 voted for, 63,598 voted against and 81,504 abstained),
(ix) remove restrictions on amounts of unsecured and secured borrowings by the Company (922,512 voted for, 89,204 voted against and 102,101 abstained), (x) specify certain rights of Directors, Officers, Employees and Agents (975,049 voted for, 57,616 voted against and 81,152 abstained), and (xi) delete or amend certain inconsistent or ambiguous provisions (990,149 voted for, 59,812 voted against and 63,856 abstained).

                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

As of March 24, 1998, there were approximately 1,041 record holders of 1,953,031 shares of the Company's Common Stock. No established public trading market currently exists for the stock.

For the years ended December 31, 1997 and 1996, the Company paid distributions of $1,093,439 and $737,277, respectively. A summary of the distributions by quarter is as follows:

       Quarter Ended                    1997                1996
       March 31                      $ 227,387           $ 162,725
       June 30                         257,901             180,921
       September 30                    289,679             186,453
       December 31                     318,472             207,178

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The Company intends to continue the payment of regular quarterly distributions. Other than certain loan covenants, there are currently no material legal restrictions that would limit the Company's ability to pay distributions.

For every two shares of stock acquired pursuant to the Company's initial public offering, an investor also received one warrant. These warrants were exercisable at $9 per share between March 17, 1997 and March 15, 1998. At December 31, 1997, 501,583 warrants were outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

AAA has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. AAA's hardware and software are believed to be Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

Liquidity and Capital Resources

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants were separately
transferable by an investor.   Each Warrant entitled the holder to
purchase one Share for $9.00 until March 15, 1998. As of December 31, 1997, 501,583 warrants were outstanding. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June

18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of December 31, 1997, gross proceeds had been received for $8,606,419 (839,960 shares) in this second offering bringing the total gross proceeds to $18,888,949 (1,868,213 shares).

In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement currently bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of December 31, 1997, $5,981,489 was outstanding under the Amended Credit Agreement. These funds were advanced to third parties and entities with common management to develop properties that will be acquired by the Company upon completion.

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

As of December 31, 1997, the Company had acquired six Properties directly and five Properties through joint ventures with entities with common management and had invested $12,270,249, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until Properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 1997, the Company's cash and cash equivalents totaled $1,401,740.

The Company made cash distributions to the Shareholders during each quarter of 1997 and 1996, distributing a total of $1,093,439 and $737,277, respectively, for each such fiscal year to the investors.

On February 20, 1998, the Company acquired a newly constructed property on lease to OfficeMax, Inc. for the purchase price of $2,392,442. This property is being operated as an OfficeMax store in Lake Jackson, Texas.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.

Funds From Operations

Funds from operations (FFO) increased $311,211 or 47% to $967,762 in 1997 from $656,551 in 1996. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes the nonrecurring potential acquisition costs. FFO is generally considered by industry analysts to be the most appropriate measure of performance and does not represent cash provided by operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to meet cash needs. FFO is not defined by generally accepted accounting principles.

Below is the reconciliation of net income to funds from operations:

                                        1997          1996

Net income                          $ 538,857     $ 542,807
Plus depreciation                     146,015       113,744
Plus potential acquisition costs      282,890             -
Total funds from operations         $ 967,762     $ 656,551

Results of Operations

Years Ended December 31, 1997 and 1996:

During the years ended December 31, 1997 and 1996, the Company owned and leased 11 and 8 properties, respectively. During the years ended December 31, 1997 and 1996, the Company earned $1,556,815 and $924,788, respectively, in rental income from operating leases and earned income from direct financing leases. The 68 percent increase in rental income and earned income during 1997, as compared to 1996, is primarily attributable to rental income earned on the three properties acquired during 1997. In addition, rental and earned income increased during 1997 as a result of the fact that the three properties acquired during 1996 were operational for a full fiscal year in 1997. Rental and earned income is expected to increase in 1998 as the Company acquires additional properties and due to the fact that the three properties acquired during 1997 will contribute to the Company's income for a full fiscal year in 1998.

During the years ended December 31, 1997 and 1996, the Company's expenses were $716,627 and $302,857, respectively. The $413,770 increase in expenses is primarily attributable to $282,890 of costs incurred during 1997 related to potential acquisition costs related
to the proposed acquisition of the Company's adviser.    See Item
1 of this report for a description of the proposed acquisition of the Company's adviser. The increase is also attributable to (i) a $68,594 increase in reimbursements and fees to a related party as a result of increased rental income for the year ended December 31, 1997, (ii) a $28,050 increase in general operating and administrative expenses primarily attributable to an increase in legal fees and director fees since more director meetings were held during 1997, and (iii) a $32,271 increase in depreciation as a result of the depreciation of the additional properties acquired during 1997 and a full year of depreciation on the properties acquired during 1996.

Item 7.     Financial Statements.

The response to this item is submitted in Item 13(a) of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                PART III

Item 9.     Directors and Executive Officers

The directors and executive officers of the Company are as follows:


        Name                Age    Position Held               Officer Since

H. Kerr Taylor              47     President
                                   Chief Executive Officer
                                   Director                        1993

Robert S. Cartwright, Jr.   48     Director                        1993

George A. McCanse, Jr.      44     Director                        1993

L. Larry Mangum             33     Vice President and Treasurer    1996

H. Kerr Taylor, age 47, serves as the President and Chairman of the Board of Directors of the Company. Mr. Taylor is a graduate of Trinity University. Mr. Taylor also received a Masters of Business Degree from Southern Methodist University and a Doctor of Jurisprudence from South Texas College of Law. Mr. Taylor has over twenty years experience and has participated in over 300 real estate transactions. Mr. Taylor has served on a board and governing bodies of a bank, numerous private and public corporations and charitable institutions. Mr. Taylor is the president, the sole director and sole shareholder of AAA, a real estate operating company he founded in 1988. Mr. Taylor has served in this capacity since the company's formation.

Mr. Taylor is currently a general partner or principal of a general partner of eleven affiliated limited partnerships. Mr. Taylor is a member of the National Board of Realtors, Texas Association of Realtors and Texas Bar Association.

Robert S. Cartwright, Jr., age 48, is currently a Professor of Computer Science at Rice University. He earned a bachelor's degree magna cum laude in Applied Mathematics from Harvard College in 1971 and a doctoral degree in Computer Science from Stanford University in 1977. From September 1976 until June 1980, he was Assistant Professor of Computer Science at Cornell University. In July 1980, he joined the faculty of Rice University as Associate Professor of Computer Science. He was promoted to the rank of Professor in July 1986. During his eighteen years as a faculty member at Rice University, he has twice served as department Chair.

Professor Cartwright has compiled an extensive record of professional service. He is a Fellow of the Association for Computing Machinery (ACM) and a member of the ACM Education Board, chairing the ACM Pre-College Education Committee. He is also a member of the Board of Directors of the Computing Research Association, an umbrella organization representing academic and industrial computing researchers. Professor Cartwright has served as a charter member of the editorial boards of two professional journals and has chaired several major ACM conferences. From 1991-1996, he was a member of the ACM Turing Award Committee, which selects the annual recipient of the most prestigious international prize for computer science research.

George A. McCanse, Jr. , age 44, is the President of Valuation
OnLine, Inc., an online computer communications and data access service for the commercial real estate valuation industry.

Mr. McCanse is a member of the Appraisal Institute (MAI designation) and the International Council of Shopping Centers. He was formally a member of the Valuation Committee of the National
Council of Real Estate Investment Fiduciaries.

Mr. McCanse resides in New Canaan, Connecticut. He holds a BBA degree from the University of Texas and has pursued graduate level study in real estate, architecture and finance. He has also been involved in real estate investing and development, including the acquisition and sale of over $150,000,000 of real estate during the 1970s and 1980s.

L. Larry Mangum, age 33, serves as Vice President and Treasurer of the Company. Mr. Mangum is the Vice President of Finance of AAA. Mr. Mangum is responsible for the financial accounting and reporting relating to the AAA-sponsored partnerships and their properties. He has over ten years of accounting experience, including four years with a public accounting firm. He previously worked for American General Corporation, a national insurance company, from 1991-1996 as part of a team responsible for supervising their reporting activities. Mr. Mangum received a B.B.A. degree in accounting from Stephen F. Austin State University and subsequently earned the CPA designation.

The affairs of the Company are conducted by AAA. In addition to Mr. Taylor as president and L. Larry Mangum as Vice President of
Finance, other officers of AAA include:

Tim Kelley, age 50, serves as Vice President of Operations of AAA. Mr. Kelley's career spans over twenty years of debt and equity industry experience. Mr. Kelley has held senior management, compliance and sales responsibilities in Broker/Dealers and in investment banking firms including Lehman Brothers Kuhn Loeb, Oppenheimer and Co., Inc., and McKenna and Company. Mr. Kelley holds the series 24, 27, 7, 3, 15, and 63 NASD licenses. He received his B.S. degree from Kent State University.

Randal Garbs, age 44, serves as Vice President of Acquisitions of AAA. Mr. Garbs is responsible for property acquisitions as well as marketing services to its tenants and developers. Mr. Garbs has over twenty years experience in marketing including acting as CEO of a Houston based service company. Mr. Garbs has earned the series 7 and 63 NASD licenses, the Texas Real Estate license and is a candidate for the CCIM designation. Mr. Garbs received his B.S. and M.B.A. from Houston Baptist University.

Other individuals who are specialists in their respective fields are periodically employed by AAA and are engaged on an as-needed basis to perform services on behalf of the Company. These individuals are not employees of the Company nor are they employees of other AAA-sponsored partnerships, although they do perform various services and activities for those partnerships.

These individuals are:

Don Grieb, age 46, is the Director of Development and Acquisitions of AAA. Mr. Grieb has over twenty years experience within the real estate industry including development, investment analysis and administration. Mr. Grieb has served within management of such real estate firms as Hines Interests and AEW. Mr. Grieb received his B.S. and M.B.A. from the University of Illinois and is a registered architect.

Joe Mayer, age 42, is a permanent advisor of AAA responsible for debt and equity issues. Mr. Mayer has over twenty years of experience in business, accounting, investments and real estate transactions. Mr. Mayer is a certified public accountant and worked for a national public accounting firm. Mr. Mayer received his B.B.A. degree in accounting from the University of Kentucky and is a licensed real estate broker.

Jane Costello, age 41, is a certified public accountant and is responsible for the tax accounting related to the AAA-sponsored partnerships and their properties. She has over eighteen years experience as an accountant including over 4 years with a national public accounting firm and the last eight years with her own accounting practice. Ms. Costello received a B.B.A. degree in accounting from the University of Texas.

Item 10.     Executive Compensation

No executive officer of the Company received any salary or bonus from the Company during the year ended December 31, 1997. See Note 8 in the accompanying financial statements for a description of related party transactions. The overall management decisions for the day-to-day business affairs of the Company are made by AAA under the direction of the Board of Directors. The Company itself has officers and directors, but no other employees.

The Company paid each Director a fee ranging from $500 to $750 for meetings in which they participated and, where applicable, reimbursed directors for travel expenses. In addition, the Company paid each independent Director an additional $1,000 in 1997 in recognition of the additional time and effort expended in consideration of certain potential acquisitions. There is no other basis of compensation for the Directors. During 1997, a total of $19,250 was paid as Directors' Fees.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

As of March 17, 1998, no person was known by the Issuer to be the beneficial owner of more than 5% of the Units of the Issuer.

The following table sets forth, as of March 17, 1998, the beneficial ownership interest of the Executive Officers and Directors of the Company:


Title of Class  Name & Address of      Amount & Nature of   Percentage of Class
                Beneficial Owner      Beneficial Ownership

                H. Kerr Taylor
                5300 Mercer
Common Stock    Houston, TX 77005         20,524 Shares *      Less than 2%

                George McCanse, Jr.
                128 Orchard Street
Common Stock    New Canaan, CT 06840         770 Shares        Less than 1%

                Robert S. Cartwright, Jr.
                3310 Underwood
Common Stock    Houston, TX 77025          2,005 Shares        Less than 1%

                Officers & Directors      23,299 Shares        Less than 2%


* 523 Shares are owned directly and 20,001 Shares are beneficially owned by AAA. The Common Stock of AAA is wholly owned by H. Kerr Taylor.

Item 12.     Certain Relationships and Related Transactions

See Item 1 of this report for a description of the proposed acquisition of the Company's adviser. AAA owns 20,001 shares of the Company's stock. The common stock of AAA is wholly owned by the president and director of the Company. Distributions paid to AAA totaled $14,429 and $14,156 in 1997 and 1996, respectively. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company.

Reimbursements and fees of $106,504 and $37,910 were incurred and charged to expense in 1997 and 1996, respectively.

AAA has incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $164,985 and $98,494 were incurred by AAA in 1997 and 1996, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $1,059,805 and $222,785 were incurred and paid to AAA during 1997 and 1996, respectively. Acquisition fees paid to AAA in 1997 included $372,686 that was earned prior to purchasing certain properties.

On August 8, 1997, the Company entered into a loan agreement as the lender with AmReit Development Corp., an entity with common management, in the amount of $2,247,254 for the purpose of developing a property in Lake Jackson, Texas that will be acquired by the Company upon completion of the property. As of December 31, 1997, $1,928,974 was outstanding on the loan. The loan bears interest at the prime lending rate and matures on May 1, 1998.

On September 18, 1997, the Company entered into a loan agreement as the lender with Centurion Video, Ltd. in the amount of $1,153,794 for the purpose of developing a property in Ridgeland, Mississippi that was acquired by the Company upon completion of the property. AAA Net Developers, Ltd., an entity with common management, was the limited partner in Centurion Video, Ltd. As of December 31, 1997, the loan was repaid in full. The loan had interest at the prime lending rate plus .5%.

For further information see Notes 4, 8 and 9 to the financial statements and see the MANAGEMENT AND AFFILIATE COMPENSATION section of the Company's Prospectus dated June 18, 1996.

                                 PART IV

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1)     Financial Statements

            Independent Auditors' Report
            Consolidated Balance Sheet, December 31, 1997 Consolidated Statements of Income for the Years Ended
              December 31, 1997 and 1996
            Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 1997 and 1996
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1997 and 1996
            Notes to Consolidated Financial Statements for the Years
              Ended December 31, 1997 and 1996

    (2)     Financial Statement Schedules: See (d) below

    (3)     Exhibits See (c) below

(b)         Reports on Form 8-K filed after September 30, 1997:

    (1) November 12, 1997 to report the results of a special meeting of the shareholders held on November 12, 1997.

    (2) October 10, 1997 report the increase in its credit line to $15 million and to report the proposed amendments to its Charter and Bylaws to be voted at its special shareholders meeting in November 1997.

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

            3 (iv) Amended and Restated By-Laws, dated August 1, 1996 (included as Exhibit 3 (iv) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

            3 (v)     Articles of Amendment to the Articles of
                      Incorporation dated December 16, 1997.

            3 (vi)    Amended and Restated By-Laws, dated November 12, 1997.

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

           10 (b)(2)  Lease between Ironwood Development Corporation, as landlord and Tandy Corporation, a Delaware corporation, dated August, 1991 (included as Exhibit 10 (b) (2) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(3)  Assignment and Assumption of the Lease between Ironwood
                      Development Corporation and American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10
                      (b) (1) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

           10 (b)(4)  Assignment of Guaranties and Warranties from Ironwood
                      Development Corporation to American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(5)  Real Estate Sales Agreement between America's Favorite
                      Chicken Company and AAA Net Realty Fund X, Ltd., dated June 13, 1994 (included as Exhibit 10 (b) (5) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(6)  Lease (the "AFCC Lease") between AAA Net Realty Fund X,
                      Ltd., as landlord and America's Favorite Chicken Company, as tenant, dated June 13, 1994 (included as Exhibit 10
                      (b) (6) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(7)  Assignment of the Agreement and the Lease form AAA Net
                      Realty Fund X, Ltd. to American Asset Advisers Trust, Inc. (included as Exhibit 10 (b) (7) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(8)  First Amendment to AFCC Lease, dated July 22, 1994
                      (included as Exhibit 10 (b) (8) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(9)  Agreement for Purchase and Sale of Real Estate (the "KCBB
                      Contract") between KCBB, Inc. and AAA Net Realty Fund X, Ltd., dated October 12, 1994 (included as Exhibit 10 (b)
                      (9) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(10) Lease (the "KCBB Lease") between KCBB, Inc., as landlord and Sound Warehouse, Inc., as tenant, dated November 19, 1993 (included as Exhibit 10 (b) (10) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(11) Guaranty of KCBB Lease by Blockbuster Entertainment
                      Corporation (included as Exhibit 10 (b) (11) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(12) Amendment to the KCBB Contract (included as Exhibit 10
                      (b) (12) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(13) Joint Venture Agreement between the Company and AAA Net
                      Realty Fund X, Ltd., dated October 27, 1994 (included as Exhibit 10 (b) (3) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

           10 (b)(14) Assignment and Assumption of the Lease between KCBB,
                      Inc. and AAA Joint Venture 94-1, dated November 11, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

           10 (b)(15) Assignment from KCBB, Inc. to AAA Joint Venture 94-1, dated November 11, 1994 (included as Exhibit 10 (b) (15) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(16) Assignment from KCBB, Inc., to AAA Joint Venture 94-1 of warranties, dated November 11, 1994 (included as Exhibit 10 (b) (16) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(17) Agreement for Purchase and Sale of Real Estate (the
                      KCBB Contract II") between KCBB, Inc. and the Company, dated August 9, 1995 (included as Exhibit 10 (b) (17) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December31, 1995 and incorporated herein by reference).

           10 (b)(18) Lease (the "KCBB Lease II") between KCBB, Inc., as landlord and Blockbuster Music Retail, Inc., as tenant, dated August 9, 1995 (included as Exhibit 10 (b) (18) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(19) Amendment to Agreement for Purchase and Sale of Real
                      Estate Assigning Agreement to AAA Joint Venture 95-2 (included as Exhibit 10 (b) (19) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(20) Joint Venture Agreement between the Company and AAA Net
                      Realty Fund XI, Ltd., dated August 24, 1995 (included as
                      Exhibit 10 (b) (20) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(21) Assignment and Assumption of the KCBB Lease II between
                      KCBB, Inc. and AAA Joint Venture 95-2, dated September 12, 1995 (included as Exhibit 10 (b) (21) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(22) Assignment from KCBB, Inc. to AAA Joint Venture 95-2 of
                      Contracts and Warranties, dated September 12, 1995 (included as Exhibit 10 (b) (22) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(23) Agreement for the Purchase and Sale of Real Estate
                      between Turner Adreac, L.C. and the Company, dated March 31, 1995 (included as Exhibit 10 (b) (23) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(24) Assignment of Rents, Leases and Profits from Turner
                      Adreac, L.C. to American Asset Advisers Trust, Inc., dated March 31, 1995 (included as Exhibit 10 (b) (24) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(25) Lease (the "OneCare Lease") between Turner Adreac, L.C.
                      and OneCare Health Industries, Inc., a Texas non-profit corporation, dated February 17, 1995 (included as Exhibit 10 (b) (25) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(26) Assignment and Assumption of the OneCare Lease between
                      Turner Adreac, L.C. and American Asset Advisers Trust, Inc., dated September 26, 1995 (included as Exhibit 10
                      (b) (26) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(27) Assignment of Warranties from Turner Adreac, L.C. to the
                      Company, dated September 26, 1995 (included as Exhibit 10
                      (b) (27) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(28) Agreement for Purchase and Sale of Real Estate between
                      Company and Tucson Oracle Limited Partnership (AZ LP), dated January 19, 1996 (included as Exhibit 10 (b) (28) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

           10 (b)(29) First Amendment to Agreement for the Purchase and Sale
                      of Real Estate between Company and Tucson Oracle Limited Partnership (AZ LP), dated June 10, 1996 (included as
                      Exhibit 10 (b) (29) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(30) Lease (the "Just For Feet Lease") between Cumberland
                      America Development Company, Inc. and Just for Feet, Inc., dated August 10, 1995 (included as Exhibit 10 (b)
                      (30) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(31) First Amendment to Just For Feet Lease, dated February
                      29, 1996 (included as Exhibit 10 (b) (31) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(32) Second Amendment to Just For Feet Lease, dated May 29,
                      1996 (included as Exhibit 10 (b) (32) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(33) Third Amendment to Just For Feet Lease, dated January,
                      1997 (included as Exhibit 10 (b) (33) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(34) Joint Venture Agreement between the Company and AAA Net
                      Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd., dated April 5, 1996 (included as Exhibit 10 (b) (34) of the Exhibits to the Company's Annual Report on Form
                      10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(35) Bill of Sale and Assignment between Tucson Oracle Limited
                      Partnership and AAA Joint Venture 96-1, dated September 6, 1996 (included as Exhibit 10 (b) (35) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10 (b)(36) Joint Venture Agreement between the Company and AAA Net
                      Realty Fund XI, Ltd., dated August 8, 1996 (included as
                      Exhibit 10 (b) (36) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           11         Computation of earnings per common share.

           27         Financial Data Schedule.

Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 1998.

(d)                   Financial Statements Schedules

                      Schedule III - Real Estate Owned and Accumulated Depreciation

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 31st of March 1998 by the undersigned, thereunto duly authorized.

                             American Asset Advisers Trust, Inc.

                             /s/ H. Kerr Taylor
                             H. Kerr Taylor, President and Chief Financial
                             Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



/s/ H. Kerr Taylor                                          March 31, 1998
H. KERR TAYLOR
President, Chairman of the Board (Chief Executive
Officer and Chief Financial Officer) and Director


/s/ Robert S. Cartwright, Jr.                               March 31, 1998
ROBERT S. CARTWRIGHT, JR., Director


/s/ George A. McCanse, Jr.                                  March 31, 1998
GEORGE A. McCANSE, JR., Director


/s/ L. Larry Mangum                                         March 31, 1998
L. LARRY MANGUM, Vice President and
Treasurer (Principal Accounting Officer)

                  ANNUAL REPORT ON FORM 10-KSB
               ITEMS 7, 13(a)(1) AND (2) AND 13(d)


                CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                 AND FINANCIAL STATEMENT SCHEDULE
               FOR THE YEAR ENDED DECEMBER 31, 1997


               AMERICAN ASSET ADVISERS TRUST, INC.



               AMERICAN ASSET ADVISERS TRUST, INC.
                  INDEX TO FINANCIAL STATEMENTS





                                                                         Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                               F-3
Consolidated Balance Sheet, December 31, 1997                              F-4
Consolidated Statements of Income for the Years Ended
    December 31, 1997 and 1996                                             F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 1997 and 1996                         F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997 and 1996                                             F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 1997 and 1996                                     F-8 to F-15



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 1997                     F-16


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or relates notes.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors
American Asset Advisers Trust, Inc.

We have audited the accompanying consolidated balance sheet of American Asset Advisers Trust, Inc. (the "Company") as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 1998


                   AMERICAN ASSET ADVISERS TRUST, INC.
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1997


ASSETS
 Cash and cash equivalents                                    $ 1,401,740
 Accounts receivable                                              124,600
 Property:
   Escrow deposits                                                 11,100
   Land                                                         6,379,675
   Land under development                                         750,000
   Buildings                                                    8,037,003
   Construction in progress                                     6,991,360
                                                               22,169,138
   Accumulated depreciation                                      (341,272)
     Total property                                            21,827,866
 Net investment in direct financing leases                      3,161,196
 Other assets:
   Prepaid acquisition costs                                      372,686
   Accrued rental income                                          168,179
   Organization costs, net of accumulated amortization
      OF $223,672                                                  90,096
     Total other assets                                           630,961
 TOTAL ASSETS                                                 $27,146,363

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                              $ 6,131,489
   Accounts payable                                               108,823
   Security deposit                                                15,050
     TOTAL LIABILITIES                                          6,255,362
 Minority interest                                              5,260,795
 Commitments (Note 10)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 1,868,213 shares issued and outstanding          18,682
   Capital in excess of par value                              16,665,300
   Accumulated distributions in excess of earnings             (1,053,776)
     TOTAL SHAREHOLDERS' EQUITY                                15,630,206
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $27,146,363


See Notes to Consolidated Financial Statements.

                     AMERICAN ASSET ADVISERS TRUST, INC.
                      CONSOLIDATED STATEMENTS OF INCOME


                                                For the Years Ended December 31,
                                                          1997          1996
Revenues:
  Rental income from operating leases                 $1,217,187    $ 780,768
  Earned income from direct financing leases             339,628      144,020
  Interest income                                        153,895      137,528

    Total revenues                                     1,710,710    1,062,316

Expenses:
  General operating and administrative                   112,464       84,414
  Reimbursements and fees to related party               106,504       37,910
  Interest                                                 6,000        5,000
  Depreciation and amortization                          208,769      175,533
  Potential acquisition costs                            282,890            -

    Total expenses                                       716,627      302,857

Income before minority interest in net income of
  consolidated joint ventures                            994,083      759,459

Minority interest in net income of consolidated
  joint ventures                                        (455,226)    (216,652)

Net income to common shareholders                     $  538,857    $ 542,807


Basic earnings per share                              $     0.34    $    0.51
Diluted earnings per share                            $     0.33    $    0.48

Weighted average number of common shares outstanding   1,563,048    1,066,353
Weighted average number of common shares outstanding
  plus dilutive potential common shares                1,624,217    1,127,832



See Notes to Consolidated Financial Statements.

                    AMERICAN ASSET ADVISERS TRUST, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                            Accumulated
                                                            Capital in     distributions
                                         Common Stock        excess of     in excess of
                                       Number     Amount     par value       earnings         Total

Balance at December 31, 1995          827,876   $ 8,279   $ 7,438,368    $    (304,724)   $ 7,141,923

  Net income                                -         -             -          542,807        542,807

  Distributions ($.71 per share)            -         -             -         (737,277)      (737,277)

  Issuance of common stock            377,049     3,770     3,810,883                -      3,814,653

  Stock issuance costs                      -         -      (468,404)               -       (468,404)

Balance at December 31, 1996        1,204,925    12,049    10,780,847         (499,194)    10,293,702

  Net income                                -         -             -          538,857        538,857

  Distributions ($.72 per share)            -         -             -       (1,093,439)    (1,093,439)

  Issuance of common stock            663,288     6,633     6,783,642                -      6,790,275

  Stock issuance costs                      -         -      (899,189)               -       (899,189)

Balance at December 31, 1997        1,868,213   $18,682   $16,665,300    $  (1,053,776)   $15,630,206



See Notes to Consolidated Financial Statements.


                     AMERICAN ASSET ADVISERS TRUST, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                         1997            1996
Cash flows from operating activities:
  Net income                                        $   538,857     $  542,807
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Amortization                                       62,754         61,789
      Depreciation                                      146,015        113,744
      Increase in accounts receivable                  (119,481)        (5,119)
      Increase (decrease)  in accounts payable           72,588        (31,246)
      Cash receipts from direct financing leases
        greater (less) than income recognized            (9,398)         1,017
      Decrease (increase) in escrow deposits, net of
        minority interest partners                        27,150       (38,250)
      Increase in accrued rental income                  (93,554)      (50,780)
      Increase in minority interest                      455,226       216,652
        Net cash provided by operating activities      1,080,157       810,614

Cash flows from investing activities:
  Acquisition of real estate:
    Accounted for under the operating lease method   (3,668,365)    (1,695,146)
    Accounted for under the direct financing lease            -     (1,342,805)
    Land under development                             (750,000)             -
    Construction in progress                         (6,991,360)             -
  Change in prepaid acquisition costs                  (298,350)         3,425
    Net cash used in investing activities           (11,708,075)    (3,034,526)

Cash flows from financing activities:
  Proceeds from issuance of stock, net                5,891,086      3,346,249
  Prepaid issuance costs                                101,399       (101,399)
  Proceeds from note payable                          5,981,489              -
  Distributions paid to shareholders                 (1,093,439)      (737,277)
  Distributions to minority interest partners          (467,188)      (232,311)
    Net cash provided by financing activities        10,413,347      2,275,262

Net (decrease) increase in cash and cash
  equivalents                                          (214,571)        51,350
Cash and cash equivalents at beginning of year        1,616,311      1,564,961
Cash and cash equivalents at end of year            $ 1,401,740     $1,616,311

Supplemental disclosure of non-cash financing
  activities:
  Real estate and escrow deposit contributed by
    partners of the consolidated joint ventures
      (minority interest)                           $ 1,677,659     $2,051,337


 See Notes to Consolidated Financial Statements.


                   AMERICAN ASSET ADVISERS TRUST, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants were exercisable at $9 per share between March 17, 1997 and March 15, 1998. As of December 31, 1997, 501,583
warrants were outstanding. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of December 31, 1997, 839,960 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,868,213 shares.

The Company was formed to acquire commercial and industrial real estate properties using invested and borrowed funds. The selection, acquisition and supervision of the operation of the properties are managed by AAA, a related party.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of American Asset Advisers Trust, Inc. and its six joint ventures with related parties. The Company owns greater than 50% of these joint ventures and exercises control over operations.

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

Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. Interest of $132,950 was capitalized on properties under construction during 1997.

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

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

No cash was paid for interest during 1997 or 1996.

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

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated, with 1996 being restated to conform with the requirements of the Statement of Financial Accounting Standards No. 128,
Earnings Per Share, described below:


                                                           For the Year Ended December 31,
                                                                  1997            1996
BASIC EARNINGS PER SHARE
  Weighted average common shares outstanding                   1,563,048        1,066,353
    Basic earnings per share                                 $       .34      $       .51

DILUTED EARNINGS PER SHARE
  Weighted average common shares outstanding                   1,563,048        1,066,353
  Shares issuable from assumed conversion of warrants             61,169           61,479
  Weighted average common shares outstanding, as adjusted      1,624,217        1,127,832
    Diluted earnings per share                               $       .33      $       .48

EARNINGS FOR BASIC AND DILUTED COMPUTATION
  Net income to common shareholders (basic and diluted
    earnings per share computation)                          $   538,857      $   542,807


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes the carrying value of financial instruments consisting of cash, cash equivalents, accounts receivable and accounts and notes payable approximate their fair value.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which was effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings per share.

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure, which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 was effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not impact the Company's capital structure disclosures as the Company was already in compliance with this SFAS.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 131 will not impact the Company's financial statements as it reports as a single segment. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. Management is evaluating what, if any, additional disclosures or reporting may be required upon the implementation of SFAS No. 130.

2. OPERATING LEASES

A summary of minimum future rentals, exclusive of any renewals, under noncancellable operating leases in existence at December
31, 1997 is as follows:

               1998                          $     1,510,662
               1999                          $     1,536,879
               2000                          $     1,561,707
               2001                          $     1,570,744
               2002                          $     1,605,727
               2003-2016                     $    11,005,543

3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 1997 included:


Minimum lease payments receivable            $     7,110,814
Unguaranteed residual value                        1,557,904
Less: Unearned income                              5,507,522
                                             $     3,161,196

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases are summarized as follows:

               1998                          $      330,229
               1999                          $      333,165
               2000                          $      336,590
               2001                          $      343,251
               2002                          $      363,233
               2003-2016                     $    5,404,346

4. CONSOLIDATED JOINT VENTURES

The Company consolidates all of its joint ventures due to its ability to control operations.

On October 16, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an entity with common management. The joint venture was formed for the purchase of a property, which is being operated as a Hollywood Video store in Lafayette, Louisiana. The property was purchased on October 31, 1997 after the construction was completed. The Company's interest in the joint venture is 74.58%.

On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed for the purchase of a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%.

On September 23, 1996, the Company formed a joint venture, AAA Joint Venture 96-2, with AAA Net Realty Fund XI, Ltd. The joint venture was formed for the purpose of acquiring a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, constructed a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%.

On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%.

On September 12, 1995, the Company formed a joint venture, AAA Joint Venture 95-2, with AAA Net Realty Fund XI, Ltd. for the purpose of acquiring a property in Wichita, Kansas on lease to Blockbuster Music Retail, Inc. The Company's interest in the joint venture is 51%.

On October 27, 1994, the Company formed a joint venture, AAA Joint Venture 94-1, with AAA Net Realty Fund X, Ltd. for the purpose of acquiring a property in Independence, Missouri on lease to Blockbuster Music Retail, Inc. The Company's interest in the joint venture is 54.84%.

5. NOTES PAYABLE

In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement currently bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of December 31, 1997, $5,981,489 was outstanding under the Amended Credit Agreement.

In addition, the Company has a note payable to its president in the amount of $150,000 plus accrued interest totaling $17,000 as of December 31, 1997. This note is unsecured, payable upon demand and bears interest at 8%. Interest incurred on this note was $12,000 in 1997 (of which $6,000 was capitalized) and $5,000 in 1996.

6. MAJOR TENANTS

The Company's operations are related to the acquisition and
leasing of commercial real estate properties. The following
schedule summarizes rental income by lessee for 1997 and 1996 under both operating lease and direct financing lease methods of accounting:
                                                             1997        1996
Tandy Corporation (Mesquite, Texas)                      $ 108,900   $ 108,900

America's Favorite Chicken Company (Smyrna, Georgia)        97,931      91,875

Blockbuster Music Retail, Inc. (Independence, Missouri
          and Wichita, Kansas)                             377,901     377,901

OneCare Health Industries, Inc. (Houston, Texas)           201,638     201,638

Just For Feet, Inc. (Tucson, Arizona and Baton Rouge,
          Louisiana)                                       590,192     123,244

Bank United (The Woodlands, Texas and Houston, Texas)      157,801      21,230

Hollywood Entertainment Corp. (Lafayette, Louisiana and
          Ridgeland, Mississippi)                           22,452           -

Total                                                   $1,556,815   $ 924,788

7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences and to certain organization costs which are amortized for financial reporting purposes only.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:

                                       1997          1996
Ordinary Income                   $   795,918   $   545,967

Capital gains                               -             -

Return of capital                     297,521       191,310

                                  $ 1,093,439   $   737,277

8. RELATED PARTY TRANSACTIONS

AAA owns 20,001 shares of the Company's stock. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. Reimbursements and fees of $106,504 and $37,910 were incurred and charged to expense in 1997 and 1996, respectively.

AAA has incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $164,985 and $98,494 were incurred by AAA in 1997 and 1996, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $1,059,805 and $222,785 were incurred and paid to AAA during 1997 and 1996, respectively. Acquisition fees paid to AAA in 1997 included $372,686 that was earned prior to purchasing certain properties.

On August 8, 1997, the Company entered into a loan agreement as the lender with AmReit Development Corp., an entity with common management, in the amount of $2,247,254 for the purpose of developing a property in Lake Jackson, Texas that will be acquired by the Company upon completion of the property. As of December 31, 1997, $1,928,974 was outstanding on the loan. The loan bears interest at the prime lending rate and matures on May 1, 1998.

On September 18, 1997, the Company entered into a loan agreement as the lender with Centurion Video, Ltd. in the amount of $1,153,794 for the purpose of developing a property in Ridgeland, Mississippi that was acquired by the Company upon completion of the property. AAA Net Developers, Ltd., an entity with common management, was the limited partner in Centurion Video, Ltd. As of December 31, 1997, the loan was repaid in full. The loan had interest at the prime lending rate plus .5%.

See Note 4 for joint venture agreements with related parties.

9. PROPERTY ACQUISITIONS IN 1997

On December 30, 1997, the Company acquired a newly constructed property on lease to Hollywood Entertainment Corporation for the purchase price of $1,285,854. The property is being operated as a Hollywood Video store in Ridgeland, Mississippi. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for four additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth year of the lease. The Company did not record any income from Hollywood Entertainment Corporation in 1997 related to this property.

On October 31, 1997, the Company acquired a 74.58% interest in a newly constructed property on lease to Hollywood Entertainment Corporation through a joint venture with an entity with common management for the purchase price of $863,407. The property is being operated as a Hollywood Video store in Lafayette, Louisiana. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for four additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth year of the lease. The Company recorded $22,452 of income from Hollywood Entertainment Corporation in 1997.

On June 9, 1997, the Company acquired a 51% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with an entity with common management for the purchase price of $1,517,005. The property is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $184,296 of income from this Just For Feet location in 1997.

As no buildings had previously been constructed on any of the properties acquired by the Company during 1997, the rental income received by the Company from these properties represents the initial results of operations. Consequently, no pro-forma information is presented.

10. COMMITMENTS

At December 31, 1997, the Company is committed to incur additional costs of approximately $3,880,000 in connection with properties under development.

At a special meeting of the Company's Board of Directors held on December 31, 1997, the Board of Directors, other than Mr. H. Kerr Taylor, who abstained from the vote due to his interest in the transaction, approved the Company's becoming a self-managed REIT through the acquisition of AAA. In pursuing this acquisition, the Company will incur additional costs of approximately $100,000. Such costs incurred in 1997 of $282,890 were charged to expense. If approved by the shareholders and consummated, the Company will initially issue 213,260 shares. The fair market value of the shares paid in consideration will be charged to expense. In addition, the Company may issue 686,740 additional shares upon the achievement of certain goals. The fair market value of such shares will be charged to expense.


                     AMERICAN ASSET ADVISERS TRUST, INC.
SCHEDULE III - CONSOLIDATED REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                    FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                                                                      LIFE ON WHICH
                                                                                                                      DEPRECIATION
                                                                         COST AT                                        IN LATEST
           PROPERTY      ENCUM-                        IMPROVE-      CLOSE OF YEAR     ACCUMULATED  DATE OF    DATE    INCOME STMT.
          DESCRIPTION    BRANCES  BUILDING     LAND      MENTS   BUILDING       LAND  DEPRECIATION  CONSTR.  ACQUIRED  IS COMPUTED

PROPERTIES INVESTED IN
UNDER OPERATING LEASES

Radio Shack Retail
   Store, Texas            $0    $788,330    $337,856    $0     $788,330    $337,856    $71,538    N/A      06-15-94    39 Years

Church's Chicken
   Restaurant, Georgia     $0          $0    $251,071    $0           $0    $251,071       N/A     N/A      07-22-94       N/A
Blockbuster Music Store,
   Missouri                $0  $1,145,410    $490,747    $0   $1,145,410    $490,747    $91,758    N/A      11-14-94    39 Years
OneCare Health Industries,
   Inc., Texas             $0  $1,246,199    $534,086    $0   $1,246,199    $534,086    $71,918    N/A      09-26-95    39 Years
Blockbuster Music Store,
   Kansas                  $0  $1,255,774    $538,189    $0   $1,255,774    $538,189    $73,792    N/A      09-12-95    39 Years
Just For Feet Store,
   Arizona                 $0          $0  $1,101,425    $0           $0  $1,101,425       N/A     N/A      09-11-96       N/A
Bank United, Woodlands,
   Texas                   $0          $0    $531,693    $0           $0    $531,693       N/A     N/A      09-23-96       N/A
Bank United, Houston,
   Texas                   $0          $0    $851,973    $0           $0    $851,973       N/A     N/A      12-11-96       N/A
Just For Feet Store,
   Louisiana               $0  $2,036,150    $872,635    $0   $2,036,150    $872,635    $29,150    N/A      06-09-97    39 Years
Hollywood Video Store,
   Louisiana               $0    $729,286    $420,000    $0     $729,286    $420,000     $3,116    N/A      10-31-97    39 Years
Hollywood Video Store,
   Mississippi             $0    $835,854    $450,000    $0     $835,854    $450,000         $0    N/A      12-30-97    39 Years

      Total                $0  $8,037,003  $6,379,675    $0   $8,037,003  $6,379,675   $341,272


PROPERTY INVESTED IN UNDER
DIRECT FINANCING LEASE

Church's Chicken
   Restaurant, Georgia     $0    $582,238          $0    $0     $582,238          $0         (2)   N/A      07-22-94       N/A

Just For Feet Store,
   Arizona                 $0  $2,578,958          $0    $0   $2,578,958          $0         (2)   N/A      09-11-96       N/A

      Total                $0  $3,161,196          $0    $0   $3,161,196          $0         (2)

(1)  Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 for operating lease properties are summarized as follows:

                                                          Accumulated
                                                Cost      Depreciation
Balance at December 31, 1994                  $2,997,803       $14,546
Acquisitions                                  $3,590,374            $0
Depreciation expense                                  $0       $66,966
Balance at December 31, 1995                  $6,588,177       $81,512
Acquisitions                                  $2,482,477            $0
Depreciation expense                                  $0      $113,744
Balance at December 31, 1996                  $9,070,654      $195,256
Acquisitions                                  $5,346,024            $0
Depreciation expense                                  $0      $146,016
Balance at December 31, 1997                 $14,416,678      $341,272

(2)  The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.  Consequently, depreciation is not applicable.

(3)  The aggregate cost of all properties for Federal Income Tax purposes is $17,577,874 at December 31, 1997.



                                                                Exhibit 3 (v)


              ARTICLES OF AMENDMENT AND RESTATEMENT
                TO THE ARTICLES OF INCORPORATION
                                OF
               AMERICAN ASSET ADVISERS TRUST, INC.


THIS IS TO CERTIFY THAT:

     FIRST: American Asset Advisers Trust, Inc., a Maryland corporation (the "Corporation"), desires to amend and restate its charter as currently in effect and as hereinafter amended.

     SECOND: The following provisions are all the provisions of the charter currently in effect and as hereinafter amended.

                            ARTICLE I

                              Name

     The name of the corporation is American Asset Advisers
Trust, Inc. (hereinafter called the "Corporation").

                           ARTICLE II

                            Purposes

     The purposes for which the Corporation is organized are:

     A. To engage in the business of acquiring, developing and redeveloping income-producing commercial real estate properties;

     B. To transact any and all lawful business for which corporations may be incorporated under the laws of the State of Maryland, as now or hereafter in force; and

     C. To do everything necessary, proper, advisable and convenient for the accomplishment of the purposes hereinabove set forth, and to do all other things incidental thereto or connected therewith which are not forbidden by the laws of the State of Maryland, as now or hereafter in force, or by these Articles of Incorporation.

                           ARTICLE III

                        Principal Office

     The address of the principal office of the Corporation in this state is c/o The Corporation Trust Incorporated, 300 East
Lombard St., Baltimore, Maryland 21202.

                           ARTICLE IV

                     Initial Resident Agent

     The name and street address of the initial resident agent of the Corporation is The Corporation Trust Incorporated, 300 East
Lombard St., Baltimore, Maryland 21202.  Said resident agent is a
Maryland corporation.

                            ARTICLE V

                              Stock

          Section 1. Authorized Shares. The total number of shares of all classes of stock which the Corporation was heretofore authorized to issue is 25,000,000 shares of Common Stock of the par value of $.01 par value per share and of the aggregate par value of $250,000. The total number of shares of stock which the Corporation now has authority to issue is 110,000,000 shares, of which 100,000,000 are shares of Common Stock, $.01 par value per share ("Common Stock"), and 10,000,000 shares are shares of Preferred Stock ("Preferred Stock"), $.01 par value per share. The aggregate par value of all authorized shares of stock having par value is $1,100,000.00. The par value of the stock is unchanged.

          Section 2. Voting Rights. Each share of Common Stock shall entitle the holder thereof to one vote.

          Section 3. Issuance of Preferred Stock. The Preferred Stock may be issued, from time to time, in one or more series as authorized by the Board of Directors (the "Board of Directors" or the "Board"). Prior to issuance of shares of each series, the Board of Directors by resolution shall designate that series to distinguish it from all other series and classes of stock of the Corporation, shall specify the number of shares to be included in the series and shall set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption. Subject to the express terms of any other series of Preferred Stock outstanding at the time and notwithstanding any other provision of the Charter, the Board may increase or decrease the number of shares of, or alter the designation or classify or reclassify, any unissued shares of any series of Preferred Stock by setting or changing, in any one or more respects, from time to time before issuing the shares, and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of the shares of any series of Preferred Stock.

          Section 4. Charter and Bylaws. All persons who shall acquire stock in the Corporation shall acquire the same subject to the provisions of the Charter and the Bylaws of the Corporation.

                           ARTICLE VI

                       Board of Directors

     The number of Directors of the Corporation shall not be less than three nor more than nine, which number may be increased or decreased pursuant to the Bylaws of the Corporation, but shall never be less than three, or, if more, then the minimum number permitted by the General Laws of the State of Maryland now or hereafter in force.

     The number of persons who shall constitute the initial Board of Directors shall be three. The names of the persons who will serve as directors of the Corporation until the first annual meeting and until their successors are elected and qualified are as follows:

                    H. Kerr Taylor
                    Robert S. Cartwright, Jr.
                    George A. McCanse, Jr.

These persons currently serve as directors as of December 16, 1997.

                           ARTICLE VII

                Restriction on Transfer of Shares
          Acquisition Restriction and Redemption Right

          Section 1. Whenever it is deemed by the Board of Directors to be prudent in protecting the tax status of the Corporation, the Board of Directors may require to be filed with the Corporation a statement or affidavit from each proposed transferee of shares of capital stock of the Corporation setting forth the number of such shares already owned by the transferee and any related person(s) specified in the form prescribed by the Board of Directors for that purpose. Any contract for the sale or other transfer of shares of capital stock of the Corporation shall be subject to this provision.

          Section 2. Prior to any transfer or transaction which would cause a stockholder to own, directly or indirectly, shares in excess of the "Limit" as defined in Section 4 of this Article
VII, and in any event upon demand of the Board of Directors, such stockholder shall file with the Corporation an affidavit setting forth the number of shares of capital stock of the Corporation
(A) owned directly and (B) owned indirectly (for purposes of this Section, shares of capital stock not owned directly shall be deemed to be owned indirectly by a person if that person would be the beneficial owner of such shares for purposes of Rule 13d-3, or any successor rule thereto, promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and/or would be considered to own such shares by reason of the attribution rules in Section 544 of the Internal Revenue Code of 1954, as amended, or any successor statute (the "Code") or the regulations issued thereunder) by the person filing the affidavit. The affidavit to be filed with the

Corporation shall set forth all information required to be reported in returns filed by stockholders under Treasury Regulation 1.857-9 issued under the Code or similar provisions of any successor regulation, and in reports to be filed under Section 13(d) of the Exchange
Act. The affidavit, or an amendment thereto, shall be filed with the Corporation within 10 days after demand therefor and at least
15 days prior to any transfer or transaction which, if consummated, would cause the filing person to hold a number of shares of capital stock of the Corporation in excess of the "Limit," as defined in Section 4 of this Article
VII. The Board of Directors shall have the right, but shall not be required, to refuse to transfer any shares of capital stock of the Corporation purportedly transferred other than in compliance with the provisions of this Section.

          Section 3. Any acquisition of shares of capital stock of the Corporation that could or would result in the disqualification of the Corporation as a real estate investment trust under the Code shall be void ab initio to the fullest extent permitted under applicable law and the intended transferee of such shares shall be deemed never to have had an interest therein. If the foregoing provision is determined to be void or invalid by virtue of any legal decision, statute, rule or regulation, then the transferee of such shares shall be deemed at the option of the Corporation, to have acted as agent on behalf of the Corporation in acquiring such shares and to hold such shares on behalf of the Corporation.

          Section 4.  Notwithstanding any other provision hereof
to the contrary and subject to the provisions of Section 5 of this Article VII, no person or persons acting as a group shall at any time directly or indirectly own in the aggregate more than
9.8% of the outstanding shares of capital stock of the
Corporation (the "Limit").  Shares which but for this Article VII would be owned by a person or persons acting as a group and
would, at any time, be in excess of the Limit shall be deemed
"Excess Shares."   For the purpose of determining ownership of
Excess Shares, "ownership" of shares shall be deemed to include shares constructively owned by a person under the provisions of
Section 544 of the Code and also shall include shares beneficially owned under the provisions of Rule 13d-3 promulgated under the Exchange Act. For purposes of determining persons acting as a group, "group" shall have the same meaning as such term has for purposes of
Section 13(d)(3) of the Exchange Act. All shares of capital stock of the Corporation which any person or persons acting as a group have the right to acquire upon exercise of outstanding rights, options and warrants, and upon conversion of any securities convertible into such shares, if any, shall be considered outstanding for purposes of determining the applicable Limit if such inclusion will cause such person or persons acting as a group to own more than the Limit. The Board of Directors shall have the right, but shall not be required, to refuse to transfer shares of capital stock of the Corporation if, as a result of the proposed transfer, any person or persons acting as a group would hold or be deemed to hold Excess Shares.

          Section  5.  The Limit set forth in Section 4 of this
Article VII shall not apply to the acquisition of shares of capital stock of the Corporation by an underwriter in a public offering of such shares or in any transaction involving the issuance of shares of capital stock by the Corporation in which the Board of Directors determines that the underwriter or other person or party initially acquiring such shares will timely distribute such shares to or among others such that, following such distribution, none of such shares will be deemed to be Excess Shares. The Board of Directors in its discretion may exempt from the Limit and from the filing requirements of Section 2 of this Article VII ownership or transfers of certain designated shares of capital stock of the Corporation while owned by or transferred to a person who has provided the Board of Directors with evidence and assurances acceptable to the Board of Directors that the qualification of the Corporation as a real estate investment trust under the Code and the regulations issued under the Code would not be jeopardized thereby.

          Section 6. At the discretion of the Board of Directors, all Excess Shares may be redeemed by the Corporation. Written notice of redemption shall be provided to the holder of the Excess Shares not less than one week prior to the date designated by the Board of Directors for redemption (the "Redemption Date") determined by the Board of Directors and included in the notice of redemption. The redemption price to be paid for Excess Shares shall be equal to (A) the closing price of such shares on the principal national securities exchange on which such shares are listed or admitted to trading on the last business day prior to the Redemption Date, or (B) if such shares are not so listed or admitted to trading, the closing price on such last business day as reported on the NASDAQ System, if quoted thereon, or (C) if the redemption price is not determinable in accordance with clause (A) or (B) of this sentence, the net asset value of such shares determined in good faith by the Board of Directors. Notwithstanding the foregoing, in no event shall the redemption price of any shares of capital stock of the Corporation be greater than the net asset value of such shares determined in good faith by the Board of Directors.
The redemption price for any shares of capital stock of the Corporation so redeemed shall be paid on the Redemption Date. From and after the Redemption Date, the holder of any shares of capital stock of the Corporation called for redemption shall cease to be entitled to any distributions and other benefits with respect to such shares, except the right to payment of the redemption price fixed as aforesaid.

          Section 7. Nothing contained in this Article VII or in any other provision hereof shall limit the authority of the Board of Directors to take such other action as it in its sole discretion deems necessary or advisable to protect the Corporation and the interests of its stockholders by maintaining the Corporation's eligibility to be, and preserving the Corporation's status as, a qualified real estate investment trust under the Code.

          Section 8. For purposes of this Article VII only, the term "person" shall include individuals, corporations, limited partnerships, general partnerships, joint stock companies or associations, joint ventures, associations, consortia, companies, trusts, banks, trust companies, land trusts, common law trusts, business trusts, or other entities and governments and agencies and political subdivisions thereof.

          Section 9. If any provision of this Article VII or any application of any such provision is determined to be invalid by any federal or state court having jurisdiction over the issue, the validity of the remaining provisions shall not be affected only to the extent necessary to comply with the determination of such court.

                          ARTICLE VIII

                      Removal of Directors

     Directors of the Corporation may be removed by the stockholders, with or without cause, by the affirmative vote of a majority of all the votes entitled to be cast for the election of directors at any annual meeting or special meeting of the stockholders for which notice of such proposed removal was included in the notice of such meeting.

                           ARTICLE IX

                 No Special Voting Requirements

     The provisions of Subtitle 6, 3-601,3-602 and 3-603, of the MD. CORPS & ASSN'S CODE ANN. (1985 and 1986 Suppl.) ("Special
Voting Requirements") shall not apply to the Corporation.

                            ARTICLE X

                      No Preemptive Rights

     No holder of any stock or any other securities of the Corporation, whether now or hereafter authorized, shall have any preemptive right to subscribe for or purchase any stock or any other securities of the Corporation other than such, if any, as the Board of Directors, in its sole discretion, may determine and at such price or prices and upon such other terms as the Board of Directors, in its sole discretion, may fix; and any stock or other securities which the Board of Directors may determine to offer for subscription may, as the Board of Directors in its sole discretion shall determine, be offered to the holders of any class, series or type of stock or other securities at the time outstanding.

                           ARTICLE XI

    Provisions of Defining, Limiting and Regulating Certain Powers of the Corporation,its Shareholders, Directors and Agents

     Section 1. Indemnification. To the maximum extent permitted by Maryland law in effect from time to time, the Corporation, without requiring a preliminary determination of the ultimate entitlement to indemnification, shall indemnify and may pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (i) any individual who is a present or former director or officer of the Corporation or (ii) any individual who, while a director of the Corporation and at the request of the Corporation, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. The Corporation may, with the approval of its Board of Directors, provide such indemnification and advancement of expenses to a person who served as a predecessor of the Corporation in any of the capacities described in (i) or (ii) above and to any employee or agent of the Corporation or a predecessor of the Corporation.

     Section 2. Limitation of Liability. To the maximum extent that Maryland law in effect from time to time permits limitation of the liability of directors and officers, no director or officer of the Corporation shall be liable to the Corporation or its stockholders for money damages. Neither the amendment nor repeal of this Article XI, Section 2, nor the adoption or amendment of any other provision of the Charter or Bylaws of the Corporation inconsistent with this Article XI, Section 2, shall apply to or affect in any respect the applicability of the preceding sentence with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

     Section 3. REIT Qualification. The Board of Directors shall use its reasonable best efforts to cause the Corporation and its stockholders to qualify for U.S. Federal income tax treatment in accordance with the provisions of the Code applicable to a real estate investment trust ("REIT"). In furtherance of the foregoing, the Board of Directors shall use its reasonable best efforts to take such actions as are necessary, and may take such actions as in its sole judgment and discretion are desirable, to preserve the status of the Corporation as a REIT; provided, however, that if the Board of Directors determines that it is no longer in the best interest of the Corporation to continue to have the Corporation qualify as a REIT, the Board of Directors may revoke or otherwise terminate the Corporation's REIT election pursuant to
Section 856(g) of the Code.

     Section 4. Related Party Transactions. Without limiting any other procedures available by law or otherwise to the Corporation, the Board of Directors may authorize any agreement, contract, arrangement or transaction with any person, corporation, association, company, trust, partnership (limited or general) or other organization, although one or more of the directors or officers of the Corporation may be a party to any such agreement or an officer, director, stockholder or member of such other party, and no such agreement or transaction shall be invalidated or rendered void or voidable solely by reason of the existence of any such relationship if the existence is disclosed or known to the Board of Directors, and the contract or transaction is approved by the affirmative vote of a majority of the disinterested directors, even if they constitute less than a quorum of the Board. Any director of the Corporation who is also a director, officer, stockholder or member of such other entity may be counted in determining the existence of a quorum at any meeting of the Board of Directors considering such matter.

     Section 5.  Authorization by Board of Stock Issuance.   The
Board of Directors of the Corporation may authorize the issuance from time to time of shares of its stock of any class, whether now or hereafter authorized, or securities convertible into shares of its stock of any class, whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such restrictions or limitations, if any, as may be set forth in the Charter or the Bylaws of the Corporation or in the general laws of the state of Maryland.

     Section 6. Determinations by Board. The determination as to any of the following matters, made in good faith by or pursuant to the direction of the Board of Directors consistent with the Charter of the Corporation and in the absence of actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a court, shall be final and conclusive and shall be binding upon the Corporation and every holder of shares of its stock: the amount of the net income of the Corporation for any period and the amount of assets at any time legally available for the payment of dividends, redemption of its stock or the payment of other distributions on its stock; the amount of paid-in surplus, net assets, other surplus, annual or other net profit, net assets in excess of capital, undivided profits or excess of profits over losses on sales of assets; the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves or charges shall have been created shall have been paid or discharged); the fair value, or any sale, bid or asked price to be applied in determining the fair value, of any asset owned or held by the Corporation; and any matters relating to the acquisition, holding and disposition of any assets by the Corporation.

     Section 7. Reserved Powers of Board. The enumeration and definition of particular powers of the Board of Directors included in this Article XI, shall in no way be limited or restricted by reference to or inference from the terms of any other clause of this or any other provision of the Charter of the Corporation, or construed or deemed by inference or otherwise in any manner to exclude or limit the powers conferred upon the Board of Directors under the general laws of the State of Maryland as now or hereafter in force.

     Section 8.  Stockholder Approval.   Notwithstanding any
provision of law to the contrary, the affirmative vote of a majority of all votes entitled to be cast on any matter or act requiring approval of the stockholders of the Corporation, including, but not limited to, any amendment of the Charter of the Corporation, and any consolidation, merger, share exchange, transfer of assets or dissolution, shall be sufficient, valid and effective, after due authorization, approval or advice by the Board of Directors, to approve and authorize such matter or act except as otherwise provided herein.

     Neither the amendment nor repeal of this Article, nor the adoption or amendment of any other provision of the Bylaws or Charter of the Corporation inconsistent with this Article, shall apply to or effect in any respect the applicability of the preceding paragraph with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

                           ARTICLE XII

                           Amendments

     The Corporation reserves the right from time to time to make any amendments to its charter which may be now or hereafter authorized by law, including any amendments changing the terms or contract rights of any of its outstanding capital stock by classification, reclassification or otherwise. No amendment which changes the terms or contract rights of any of its outstanding capital stock shall be valid unless such amendment shall have been authorized by not less than two-thirds of the aggregate number of votes entitled to be cast thereon by a vote at a meeting. Any other amendment to the Corporation's charter shall be valid of such amendment shall have been authorized by not less than a majority of the aggregate number of votes entitled to be cast thereon by a vote at a meeting. All rights and powers conferred by the charter of the Corporation upon stockholders, directors and officers are granted herein subject to this reservation.

     THIRD: The Amendments to the Articles of Incorporation of the Corporation incorporated in the foregoing Amendments and restated Articles of Incorporation were adopted by the Shareholders of the Corporation at a duly noticed special meeting of Shareholders held on November 12, 1997.

     FOURTH: At a special meeting duly noticed and held on September 17, 1997, the Board of Directors of the Corporation adopted a resolution setting forth the proposed amendments to the Articles of Incorporation in the foregoing Amended and Restated Articles of Incorporation and directed that this Amendment and Restatement of the Articles be submitted to a vote of the shareholders.

     IN WITNESS WHEREOF, Timothy W. Kelley, Vice President of the
Corporation, has caused this Articles of Amendment and Restatement to the Articles of Incorporation to be executed this 16th day of December, 1997, and acknowledges that such execution is his act, and further acknowledges that, to the best of his knowledge, information and belief the matters and facts set forth therein are true in all material respects under penalty of perjury.

                         AMERICAN ASSET ADVISERS TRUST, INC.



                         By:  /s/ Timothy W. Kelley
                              Timothy W. Kelley, Vice President
WITNESS:


/s/ H. Kerr Taylor
H. Kerr Taylor, Secretary

                                                                Exhibit 3 (vi)


                 AMERICAN ASSET ADVISERS TRUST, INC.

                    AMENDED AND RESTATED BYLAWS


     This restatement of the Bylaws constitutes the Bylaws of American Asset Advisers Trust, Inc., a Maryland corporation (the
"Company", as adopted effective March 18, 1994 and as amended, effective November 12, 1997.

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

     Section 3.12 Compensation of Directors. Directors shall not receive any stated salary for their services as directors but, by resolution of the Board of Directors, may receive fixed sums per year, per meeting and/or for specified event or service to the Board of Directors. Expenses of attendance and specified service, if any, may be allowed so directors for attendance at each annual, regular or special meeting of the Board of Directors or of any committee thereof; but nothing herein contained shall be construed to preclude any directors from serving the Company in any other capacity and receiving compensation therefor.

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

     (d) Issue equity securities wich are redeemable at the election of the holder of such securities

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

     (j) (i) The Company shall not purchase property from the Adviser, a Director, or any Affiliate of such person, unless a majority of Directors (including a majority of Independent Directors) not otherwise interested in such transaction approve the transaction approve the transaction as being fair and reasonable to the Company and at a price to the Company no greater than the cost of the asset to such Sponsor, Advisor, Director or any Affiliate thereof, or if the price to the Company is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the cost of such asset to the Company exceed its current appraised value. The foregoing restrictions notwithstanding, the Company may acquire a property from an Adviser or its Affiliate where such person is acting only to facilitate the Company's purchase of the Property and such person does not receive a profit from the transaction except for the receipt of fees not otherwise prohibited under these Bylaws.

               (ii) (a) The Advisor, Director or any Affiliate
                    thereof shall not acquire assets from the REIT unless approved by a majority of Directors (including a majority of
                    Independent Directors), not otherwise
                    interested in such transaction, as being fair and reasonable to the REIT.

                    (b) A REIT may lease assets to the Advisor, a Director or any Affiliate thereof only if approved by a majority of Directors (including a majority of Independent Directors), not otherwise interested in such transaction, as being fair and reasonable to the REIT.

     (k) Engage in any short sales of securities or trading, as distinguished from investment activities.

     (l) Engage in underwriting or the agency distribution of securities issued by others.

     (m) Invest more than ten percent (10%) of its total assets in second mortgages, excluding wrap-around type second mortgage loans.

     (n) Without the approval of a majority of the Directors, including a majority of the Independent Directors, enter into joint contracts with third parties. If a joint venture is entered into with another publicly registered entity sponsored by the Advisor or affiliates of the Advisor, the following conditions must be satisfied:

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

     (o) Invest in equity securities unless a majority of Directors, including a majority of Independent
          Directors, not otherwise interested in such transaction approve the transaction as being fair, competitive and commercially reasonable.

     The Company does not intend to invest in the securities of other issuers for the purposes of exercising control, to offer securities in exchange for property unless deemed prudent by a majority of the Directors, or to repurchase or otherwise reacquire shares of the Company except as may be necessary to maintain qualification as a real estate investment trust.

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

     Section 3.20 Roll-Up Transactions. In connection with a proposed Roll-Up, the Company shall obtain an appraisal of all of its assets from a competent Independent Expert. If the appraisal will be included in a prospectus used to offer the securities of a Roll-Up Entity, the appraisal shall be filed with the Securities Exchange Commission ("SECURITIES AND EXCHANGE COMMISSION") and the states as an Exhibit to the Registration Statement for the offering. Accordingly, an issuer using the appraisal shall be subject to liability for violation of Section 11 of the Securities Act of 1933 and comparable provisions under state laws for any material misrepresentations or material omissions in the appraisal. Company assets shall be appraised on a consistent basis. The appraisal shall be based on an evaluation of all relevant information, and shall indicate the value of the Company's assets as of a date immediately prior to the announcement of the proposed Roll-Up transaction. The appraisal shall assume an orderly liquidation of Company assets over a 12-month period. The terms of the engagement of the Independent Expert shall clearly state that the engagement is for the benefit of the Company and its investors. A summary of the independent appraisal, indicating all material assumptions underlying the appraisal, shall be included in a report to the investors in connection with a proposed Roll-Up.

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

     The Company shall not participate in any proposed Roll-Up which would result in Stockholders having democracy rights in the Roll-Up Entity that are less than those provided for under the Company's Bylaws.

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

     Section 3.21 - Certain Rights of Directors, Officers, Employees and Agents. The directors shall have no responsibility to devote their full time to the affairs of the Company. Any director or officer, employee or agent of the Company, in his personal capacity or in a capacity as an affiliate, employee or agent of any other person, or otherwise, may have business interests and engage in business activities similar to or in addition to those of or relating to the Company."

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

     Section 5.06 President. The President shall be the chief executive officer of the Company. The President shall have general and active control of the business, finances and affairs, subject to the control of the Board of Directors. Except as may otherwise be provided by the Board of Directors from time to time, the President shall have general power to execute bonds, deeds, contracts, conveyances and other instruments in the name of the Company and to affix the corporate seal, to appoint all employees and agents of the Company whose appointment is not otherwise provided for and to fix the compensation thereof subject to the provisions of these Bylaws and subject to the approval of the Board of Directors; to remove or suspend any employee or agent who shall not have been appointed by the Board of Directors to suspend for cause, pending final action by the body which shall have appointed him, any officer other than an elected officer, or any employee or agent who shall have been appointed by the Board of Directors. In the absence of the Chairman of the Board to act, the President shall have authority to exercise the power and perform the duties of the Chairman of the Board. He shall have such further powers and duties as may be conferred on him by the Board of Directors.

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

     Subject to the foregoing limitations and restrictions, each Director or employee of the Company shall be indemnified by the Company to the full extent permitted under the General Laws of the State of Maryland and other applicable law, provided that such person determined in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company and such liability or loss was not the result of negligence or misconduct by such person, or, as provided in the first subparagraph (c) of this Section 5.12 above with respect to an Independent Director, was not the result of such person's gross negligence or willful misconduct."

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

     (s) "Organization and Offering Expenses" shall mean all expenses incurred by and to be paid from the assets of the Company in connection with and in preparing the Company for registration and subsequently offering and distributing it to the public, including, but not limited to, total underwriting and brokerage discounts and commissions (including fees of the underwriters' attorneys), expenses for printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holders, depositories, experts, expenses of qualification of the sale of the securities under Federal and State laws, including taxes and fees, accountants' and attorneys' fees.

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

               (3)  Sponsor or Advisor compensation; or

               (4)  the Company investment objectives.

     (x) "Roll-Up Entity" shall mean a partnership, real estate investment rust, corporation, trust, or other entity that would be created or would survive after the successful completion of a proposed Roll-Up transaction.

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

     These Bylaws were adopted by a duly authorized vote of the Board of Directors of the Company at a regular meeting of the Directors on September 17, 1997, and are hereby certified as true and correct.


                                   /s/ H. Kerr Taylor
                                   H. Kerr Taylor, President

                                                              EXHIBIT 11

                     AMERICAN ASSET ADVISERS TRUST, INC.
                  COMPUTATION OF EARNINGS PER COMMON SHARE




                                           For the Year Ended December 31,
                                                1997            1996
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 1,563,048        1,066,353

NET INCOME TO COMMON SHAREHOLDERS             $538,857         $542,807


BASIC EARNINGS PER SHARE                         $0.34            $0.51


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 1,563,048        1,066,353

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                 61,169           61,479

TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED           1,624,217        1,127,832


NET INCOME TO COMMON SHAREHOLDERS             $538,857         $542,807

DILUTED EARNINGS PER SHARE                       $0.33            $0.48