Form 10QSB
period 1998-03-31
AMERICAN ASSET ADVISERS TRUST INC
filed 1998-05-15
CIK 913957

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X      Yes         No


                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN ASSET ADVISERS TRUST, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

 ASSETS
 Cash and cash equivalents                                         $ 1,295,473
 Accounts receivable                                                    38,046
 Property:
   Escrow deposits                                                      11,000
   Land                                                              6,836,971
   Land under development                                              750,000
   Buildings                                                         9,958,973
   Construction in progress                                          8,343,617
                                                                    25,900,561
   Accumulated depreciation                                           (398,221)
     Total property                                                 25,502,340
 Net investment in direct financing leases                           3,163,740
 Other assets:
   Prepaid acquisition costs                                           401,762
   Accrued rental income                                               198,421
   Organization costs, net of accumulated amortization of $239,361      74,407
     Total other assets                                                674,590
 TOTAL ASSETS                                                      $30,674,189

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                   $ 8,918,884
   Accounts payable                                                     16,047
   Security deposit                                                     15,050
     TOTAL LIABILITIES                                               8,949,981
 Minority interest                                                   5,256,065
 Commitments (Note 6)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
   Common stock, $.01 par value, 100,000,000 shares authorized,
     1,994,804 shares issued and outstanding                            19,948
   Capital in excess of par value                                   17,806,708
   Accumulated distributions in excess of earnings                  (1,358,513)
     TOTAL SHAREHOLDERS' EQUITY                                     16,468,143
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $30,674,189

 See Notes to Consolidated Financial Statements.

                    AMERICAN ASSET ADVISERS TRUST, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                (Unaudited)

                                                             Year to Date
                                                          1998           1997
 Revenues:
   Rental income from operating leases                 $436,009       $252,610
   Earned income from direct financing leases            85,103         84,841
   Interest income                                       19,782         29,528

     Total revenues                                     540,894        366,979

 Expenses:
   General operating and administrative                  68,793         31,544
   Reimbursements and fees to related party              17,660         13,692
   Interest                                              26,895          3,000
   Depreciation                                          56,949         28,437
   Amortization                                          15,688         15,688
   Potential acquisition costs                          182,322              -

     Total expenses                                     368,307         92,361

 Income before minority interest in net income of
   consolidated joint ventures                          172,587        274,618

 Minority interest in net income of consolidated
   joint ventures                                      (135,359)       (93,451)

 Net income                                            $ 37,228       $181,167


 Basic earnings per share                              $   0.02       $   0.14
 Diluted earnings per share                            $   0.02       $   0.13

 Weighted average number of common shares
   outstanding                                        1,926,132      1,305,192
 Weighted average number of common shares
   outstanding plus dilutive potential common shares  1,926,132      1,366,671


 See Notes to Consolidated Financial Statements.

                     AMERICAN ASSET ADVISERS TRUST, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                (Unaudited)

                                                             Year to Date
                                                          1998          1997
 Cash flows from operating activities:
   Net income                                          $  37,228     $ 181,167
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Amortization                                       15,688        15,688
       Depreciation                                       56,949        28,437
       Decrease in accounts receivable                    86,554         5,119
       Increase (decrease)  in accounts payable          (92,776)        3,409
       Cash receipts from direct financing leases
         less than income recognized                      (2,544)       (2,284)
       Decrease in escrow deposits, net of
         minority interest partners                          100             -
       Increase in accrued rental income                 (30,242)      (19,473)
       Increase in minority interest                     135,359        93,451
         Net cash provided by operating activities       206,316       305,514

 Cash flows from investing activities:
   Acquisition of real estate:
     Accounted for under the operating lease method   (2,379,266)       (1,999)
     Construction in progress                         (1,352,257)            -
   Change in prepaid acquisition costs                   (29,076)      (80,444)
     Net cash used in investing activities            (3,760,599)      (82,443)

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                1,142,674     1,373,907
   Proceeds from notes payable                         2,787,395             -
   Distributions paid to shareholders                   (341,965)     (227,386)
   Distributions to minority interest partners          (140,088)      (94,713)
     Net cash provided by financing activities         3,448,016     1,051,808

 Net (decrease) increase in cash and cash equivalents   (106,267)    1,274,879
 Cash and cash equivalents at beginning of period      1,401,740     1,616,311
 Cash and cash equivalents at end of period          $ 1,295,473   $ 2,891,190


 See Notes to Consolidated Financial Statements.

                   AMERICAN ASSET ADVISERS TRUST, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    American Asset Advisers Trust, Inc. ("the Company") was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants were exercisable at $9 per share until March 15, 1998. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering will terminate June 17, 1998, unless terminated earlier. As of March 31, 1998, 966,551 shares in this second offering were issued, bringing the total shares issued and outstanding to 1,994,804 shares.

    The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds. AAA, a related party, manages the selection, acquisition and supervision of the operation of the properties.

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

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
    There has been no cash paid for income taxes during 1998 or 1997. For the three months ended March 31, 1998, the Company paid interest of $153,503, of which $126,608 was capitalized on properties under construction. There was no other cash paid for interest during the first quarter of 1998 or 1997.

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

    Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1998 and March 31, 1997.

    The financial statements of American Asset Advisers Trust,
    Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  RELATED PARTY TRANSACTIONS

    AAA owns 20,001 shares of the Company's stock. The common stock of AAA is wholly owned by the president and director of the Company. In addition, the Company has entered into an Omnibus Services Agreement with AAA whereby AAA provides property acquisition, leasing, administrative and management services for the Company. Reimbursements and fees of $17,660 and $13,692 were incurred and charged to expense for the first quarter of 1998 and 1997, respectively.

    AAA has incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $18,974 and $37,992 were incurred by AAA for the first quarter of 1998 and 1997, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

    Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $55,428 and $80,063 were incurred and paid to AAA for the first quarter of 1998 and 1997, respectively. Acquisition fees paid to AAA included $401,762 that was earned prior to purchasing certain properties.

    On August 8, 1997, the Company entered into a loan agreement as the lender with AmReit Development Corp., an entity with common management, in the amount of $2,247,254 for the purpose of developing a property in Lake Jackson, Texas that was acquired by the Company upon completion of the property. As of March 31, 1998, the loan was repaid in full. The loan had interest at the prime lending rate.

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

    On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purchase of a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after the construction was completed. The Company's interest in the joint venture is 51.9%.

    On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. for the purchase of a property, which is being operated as a Blockbuster Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

3.  NOTES PAYABLE

    In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement currently bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of March 31, 1998, $8,768,884 was outstanding under the Amended Credit Agreement.

    In addition, the Company has a note payable to its president in the amount of $150,000 plus accrued interest totaling $20,000 as of March 31, 1998. This note is unsecured, payable upon demand and bears interest at 8%. Interest incurred on this note was $3,000 in the first quarter of 1998 (which was capitalized) and $3,000 in the first quarter of 1997.

4.  MAJOR TENANTS

    The following schedule summarizes rental income by lessee for the three months ended March 31, 1998 and March 31, 1997:

                                                    Year to Date
                                                   1998       1997

  Tandy Corporation                           $  27,225   $  27,225
  America's Favorite Chicken Co.                 24,566      24,482
  Blockbuster Music Retail, Inc.                 94,476      94,476
  One Care Health Industries, Inc.               50,409      50,409
  Just For Feet, Inc.                           184,552     101,410
  Bank United                                    39,449      39,449
  Hollywood Entertainment Corp.                  72,137           -
  OfficeMax, Inc.                                28,298           -
                                               $521,112    $337,451

5.  EARNINGS PER SHARE

    Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

6.  COMMITMENTS

    At March 31, 1998, the Company is committed to incur additional costs of approximately $760,000 in connection with properties under development.

    At a special meeting of the Company's Board of Directors held on December 31, 1997, the Board of Directors, other than Mr.
    H. Kerr Taylor, who abstained from the vote due to his interest in the transaction, approved the Company's becoming a self-managed REIT through the acquisition of AAA. In pursuing this acquisition, the Company will incur additional costs of approximately $100,000. Such costs incurred in 1998 of $182,322 were charged to expense. If approved by the shareholders and consummated, the Company will initially issue 213,260 shares. The fair market value of the shares paid in consideration will be charged to expense. In addition, the Company may issue 686,740 additional shares upon the achievement of certain goals. The fair market value of such shares will be charged to expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering will terminate June 17, 1998 unless terminated earlier. As of March 31, 1998, gross proceeds had been received for $9,838,388 (966,551 shares) in this second offering bringing the total gross proceeds to $20,120,918 (1,994,804 shares).

In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement currently bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of March 31, 1998, $8,768,884 was outstanding under the Amended Credit Agreement. These funds were advanced to third parties and entities with common management to develop properties that will be acquired by the Company upon completion.

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

As of March 31, 1998, the Company had acquired seven Properties directly and five Properties through joint ventures with entities with common management and had invested $14,649,515, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until the Company acquires Properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 1998, the Company's cash and cash equivalents totaled $1,295,473.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company Properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the Properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $66,895 or 32% to $276,499 for the three month period ended March 31, 1998 from $209,604 for the three month period ended March 31, 1997. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes the nonrecurring potential acquisition costs. FFO is generally considered by industry analysts to be the most appropriate measure of performance and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to meet cash needs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three months ended March 31:

                                              1998          1997
Net income                                $   37,228    $  181,167
Plus depreciation                             56,949        28,437
Plus potential acquisition costs             182,322             -
Total funds from operations               $  276,499    $  209,604

Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:

                                              1998          1997
Operating activities                      $   206,316    $   305,514
Investing activities                      $(3,760,599)   $   (82,443)
Financing activities                      $ 3,448,016    $ 1,051,808

RESULTS OF OPERATIONS

During the three months ended March 31, 1998 and March 31, 1997, the Company owned and leased 12 and 8 properties, respectively. During the three months ended March 31, 1998 and March 31, 1997, the Company earned $521,112 and $337,451, respectively, in rental income from operating leases and earned income from direct financing leases. This 54 percent increase in rental income and earned income is primarily attributable to rental income earned on the four additional properties owned during 1998.

During the three months ended March 31, 1998 and March 31, 1997, the Company's expenses were $368,307 and $92,361, respectively. The $275,946 increase in expenses is primarily attributable to $182,322 of costs incurred during the first quarter of 1998 related to potential acquisition costs related to the proposed acquisition of the Company's adviser. The increase is also attributable to (i) a $37,249 increase in general operating and administrative expenses primarily attributable to an increase in legal fees and director fees, and (ii) a $28,512 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, and (iii) a $23,895 increase in interest expense as a result of higher average borrowing levels.

                     PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      American Asset Advisers Trust, Inc.
                                      (Issuer)




May 15, 1998                          /s/ H. Kerr Taylor
Date                                  H. Kerr Taylor, President





May 15, 1998                          /s/ L. Larry Mangum
Date                                  L. Larry Mangum
                                      (Principal Accounting Officer)

                                                                  EXHIBIT 11

                  AMERICAN ASSET ADVISERS TRUST, INC.
               COMPUTATION OF EARNINGS PER COMMON SHARE
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997



                                                            Year to Date
                                                        1998            1997
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         1,926,132       1,305,192

NET INCOME                                           $  37,228       $ 181,167


BASIC EARNINGS PER SHARE                             $    0.02       $    0.14


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                         1,926,132       1,305,192

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                              -          61,479

TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED                   1,926,132       1,366,671


NET INCOME                                           $  37,228       $ 181,167

DILUTED EARNINGS PER SHARE                           $    0.02       $    0.13