Form 10QSB
period 1998-06-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1998-08-14
CIK 913957

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 10-QSB


    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to


Commission File Number:         0-28378


                               AMREIT, INC.


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



                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                AMREIT, INC.
                        CONSOLIDATED BALANCE SHEET
                              JUNE 30, 1998
                               (Unaudited)

 ASSETS
 Cash and cash equivalents                                                $ 1,377,760
 Accounts receivable                                                          170,055
 Property:
   Escrow deposits                                                             35,000
   Land                                                                     9,106,583
   Buildings                                                               14,314,991
   Construction in progress                                                 3,415,681
   Furniture, fixture and equipment                                            63,960
                                                                           26,936,215
   Accumulated depreciation                                                  (472,018)
     Total property                                                        26,464,197
 Net investment in direct financing leases                                  3,166,333
 Other assets:
   Preacquisition costs                                                       430,972
   Accrued rental income                                                      199,304
   Organization costs, net of accumulated amortization of $255,049             58,719
     Total other assets                                                       688,995
 TOTAL ASSETS                                                             $31,867,340

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                          $ 8,732,150
   Accounts payable                                                           157,070
   Security deposit                                                            15,050
     TOTAL LIABILITIES                                                      8,904,270
 Minority interest                                                          5,236,013
 Commitments (Note 7)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
   Common stock, $.01 par value, 100,000,000 shares authorized,
     2,374,306 shares issued and outstanding                                   23,743
   Capital in excess of par value                                          21,554,401
   Accumulated distributions in excess of earnings                         (3,851,087)
     TOTAL SHAREHOLDERS' EQUITY                                            17,727,057
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $31,867,340

 See Notes to Consolidated Financial Statements.


                                 AMREIT, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                (Unaudited)

                                                            Quarter                  Year to Date
                                                       1998         1997         1998         1997
 Revenues:
   Rental income from operating leases             $   527,197   $  270,976   $   963,206   $ 523,586
   Earned income from direct financing leases           85,151       84,885       170,254     169,726
   Advisory fee income                                  12,931            -        12,931           -
   Interest income                                      20,940       43,819        40,722      73,347

     Total revenues                                    646,219      399,680     1,187,113     766,659

 Expenses:
   General operating and administrative                 92,552       33,404       161,345      64,948
   Reimbursements and fees to related party             40,140       13,308        57,800      27,000
   Interest                                             10,936        3,000        37,831       6,000
   Depreciation                                         73,796       31,483       130,745      59,920
   Amortization                                         15,689       15,689        31,377      31,377
   Merger costs (Note 5)                             2,339,635            -     2,389,918           -
   Potential acquisition costs                          50,702            -       182,741           -

     Total expenses                                  2,623,450       96,884     2,991,757     189,245

 Income (loss) before minority interest in
   net income of consolidated joint ventures        (1,977,231)     302,796    (1,804,644)    577,414

 Minority interest in net income of consolidated
   joint ventures                                     (127,709)    (101,015)     (263,068)   (194,466)

 Net income (loss)                                 $(2,104,940)  $  201,781   $(2,067,712)  $ 382,948


 Basic earnings (loss) per share                   $     (0.95)  $     0.14   $     (1.00)  $    0.28
 Diluted earnings (loss) per share                 $     (0.95)  $     0.13   $     (1.00)  $    0.26

 Weighted average number of common shares
   outstanding                                       2,222,662    1,478,854     2,075,216   1,392,503
 Weighted average number of common shares
   outstanding plus dilutive potential
   common shares                                     2,222,662    1,540,333     2,075,216   1,453,982

  See Notes to Consolidated Financial Statements.


                                AMREIT, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                (Unaudited)

                                                                     Quarter                  Year to Date
                                                               1998          1997         1998          1997

 Cash flows from operating activities:
   Net income (loss)                                       $(2,104,940)  $  201,781   $(2,067,712)  $  382,948
   Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
       Amortization                                             15,689       15,689        31,377       31,377
       Depreciation                                             73,796       31,483       130,745       59,920
       Merger costs                                          2,283,322            -     2,283,322            -
       Decrease (increase) in accounts receivable             (132,009)           -       (45,455)       5,119
       Increase (decrease)  in accounts payable                155,528       (5,200)       62,752       (1,791)
       Cash receipts from direct financing leases
         less than income recognized                            (2,593)      (2,328)       (5,137)      (4,612)
       Decrease (increase) in escrow deposits, net of
         minority interest partners                            (24,000)      38,250       (23,900)      38,250
       Increase in accrued rental income                          (883)     (19,473)      (31,125)     (38,946)
       Increase in other assets                                      -      (47,083)            -      (47,083)
       Increase in minority interest                           127,709      101,015       263,068      194,466
         Net cash provided by operating activities             391,619      314,134       597,935      619,648

 Cash flows from investing activities:
   Acquisition of real estate                                 (947,694)  (1,517,005)   (4,679,217)  (1,519,004)
   Change in preacquisition costs                              (29,210)     (75,256)      (58,286)    (155,700)
     Net cash used in investing activities                    (976,904)  (1,592,261)   (4,737,503)  (1,674,704)

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                      1,337,108    1,769,564     2,479,782    3,143,471
   Proceeds from (reduction of) notes payable                 (134,141)           -     2,653,254            -
   Distributions paid to shareholders                         (387,634)    (258,652)     (729,599)    (486,038)
   Distributions to minority interest partners                (147,761)    (103,712)     (287,849)    (198,425)
     Net cash provided by financing activities                 667,572    1,407,200     4,115,588    2,459,008

 Net increase (decrease) in cash and cash equivalents           82,287      129,073       (23,980)   1,403,952
 Cash and cash equivalents at beginning of period            1,295,473    2,891,190     1,401,740    1,616,311
 Cash and cash equivalents at end of period                $ 1,377,760   $3,020,263   $ 1,377,760   $3,020,263


 Supplemental disclosure of non-cash financing activities:

   Real estate contributed by partners of the
     consolidated joint ventures                           $         -   $1,392,780   $         -   $1,392,780

   Issuance of stock in lieu of note payment               $   170,000   $        -   $   170,000   $        -

   Issuance of stock in connection with Merger             $ 2,244,380   $        -   $ 2,244,380   $        -


 See Notes to Consolidated Financial Statements.


                               AMREIT, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                               (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    AmREIT, Inc. ("the Company"), formerly American Asset Advisers Trust, Inc., was incorporated on August 17, 1993 as a Maryland corporation. The initial issuance of 20,001 shares of stock for $200,010 was to American Asset Advisers Realty Corporation ("AAA"). Commencing March 17, 1994, the Company offered up to 2,000,000 additional shares of common stock together with 1,000,000 warrants. The warrants were exercisable at $9 per share until March 15, 1998. The offering period of the initial public offering terminated on March 15, 1996 with 1,008,252 shares being issued. In addition, 57,316 shares were issued from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to 2,853,659 additional shares of its common stock. The offering was terminated on May 22, 1998 with 1,056,946 shares being issued.

    The Company was formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. The Company will acquire commercial and industrial properties using invested and borrowed funds.

    The consolidated financial statements include the accounts of AmREIT, Inc., its wholly-owned subsidiaries and its six joint ventures with related parties. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of these joint ventures and exercises control over operations.

    The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes during 1998 or 1997. For the three and six months ended June 30, 1998, the Company paid interest of $163,015 and $316,518, respectively, of which $152,079 and $278,687 were capitalized on properties under construction. There was no other cash paid for interest during the first six months of 1998 or 1997.

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

    Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable.

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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1998 and June 30, 1997.

    The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  NOTES PAYABLE

    In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of June 30, 1998, $8,568,884 was outstanding under the Amended Credit Agreement.

    In addition, the Company has a note payable to its president in the amount of $163,266 plus accrued interest totaling $925 as of June 30, 1998. This note is unsecured, payable upon demand and bears interest at 8%. Interest incurred on this note was $925 in the second quarter of 1998.

3.  MAJOR TENANTS

    The following schedule summarizes rental income by lessee for the three and six months ended June 30, 1998 and June 30, 1997:

                                         Quarter              Year to Date
                                     1998      1997          1998      1997

  Tandy Corporation                 $27,225   $27,225       $54,450   $54,450
  America's Favorite Chicken Co.     24,566    24,482        49,132    48,964
  Blockbuster Music Retail, Inc.     94,476    94,476       188,952   188,952
  One Care Health Industries, Inc.   50,409    50,409       100,818   100,818
  Just For Feet, Inc.               188,847   119,820       373,399   221,230
  Bank United                        39,449    39,449        78,898    78,898
  Hollywood Entertainment Corp.      68,290         -       140,427         -
  OfficeMax, Inc.                   119,086         -       147,384         -

                                    612,348   355,861     1,133,460   693,312


4.  EARNINGS PER SHARE

    Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

5.  MERGER TRANSACTION

    On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with AAA, whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares will be paid and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent certain goals are achieved after the Merger. The market value of the common shares to be issued effective June 5, 1998 was $2,185,915 of which $58,465 was allocated to the net tangible assets acquired and the difference of $2,127,450 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, in connection with the Merger, the Company incurred costs during the three and six months ended June 30, 1998 of $212,185 and $262,468, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

6.  RELATED PARTY TRANSACTIONS

    See Note 5 regarding the Merger.

    Related Party Transactions Subsequent to the Merger:

    Beginning June 5, 1998, the Company provides property acquisition, leasing, administrative and management services for eleven affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 80% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Reimbursements and fees of $12,931 were paid by the Partnerships to the Company for the three and six months ended June 30, 1998.

    Related Party Transactions Prior to the Merger:

    The Company had entered into an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. Reimbursements and fees of $40,140 and $57,800 were incurred and charged to expense for the three and six months ended June 30, 1998, respectively. Reimbursements and fees of $13,308 and $27,000 were incurred and charged to expense for the three and six months ended June 30, 1997, respectively.

    AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $37,190 and $56,164 were incurred by AAA for the three and six months ended June 30, 1998, respectively, in connection with the issuance and marketing of the Company's stock. Costs of $48,848 and $86,840 were incurred by AAA for the three and six months ended June 30, 1997, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

    Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $67,961 and $123,389 were incurred and paid to AAA for the three and six months ended June 30, 1998, respectively. Acquisition fees of $156,712 and $236,775 were incurred and paid to AAA for the three and six months ended June 30, 1997, respectively. Acquisition fees paid to AAA included $430,972 that was earned prior to purchasing certain properties.

    On October 16, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd., an entity with common management. The joint venture was formed to purchase a property, which is being operated as a Hollywood Video store in Lafayette, Louisiana. The property was purchased on October 31, 1997 after the construction was completed. The Company's interest in the joint venture is 74.58%.

    On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed to purchase a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%.

    On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed to purchase a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, constructed a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%.

    On April 5, 1996, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, to purchase a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after the construction was completed. The Company's interest in the joint venture is 51.9%.

    On September 12, 1995, the Company entered into a joint venture agreement with AAA Net Realty Fund XI, Ltd. to purchase a property, which is being operated as a Blockbuster
    Music Store in Wichita, Kansas. The Company's interest in the joint venture is 51%.

    On October 27, 1994, the Company entered into a joint venture agreement with AAA Net Realty Fund X, Ltd., an entity with common management. The joint venture was formed to purchase a property, which is being operated as a Blockbuster Music Store in Independence, Missouri. The Company's interest in the joint venture is 54.84%.

7.  COMMITMENTS

    At June 30, 1998, the Company is committed to incur additional costs of approximately $475,000 in connection with a property under development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a fully integrated, self-administered real estate investment trust. The Company was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease on a net-lease basis to major retail businesses and to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its shareholders.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's hardware and software are believed to be Year 2000 compliant. Accordingly, the Company does not expect to incur any material costs in connection with the compliance of the Year 2000 Issue.

In June 1998, the Company changed transfer agents from Service
Data Corporation to The Bank of New York.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares).

In December 1997, the Company entered into an amended and restated unsecured revolving credit agreement (the "Amended Credit Agreement") with a borrowing capacity up to $15,000,000 through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Agreement bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of June 30, 1998, $8,568,884 was outstanding under the Amended Credit Agreement. These funds were used to acquire properties.

As of June 30, 1998, the Company had acquired eight properties directly and six properties through joint ventures with entities with common management and had invested $21,275,145, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with AAA, whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares will be paid and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent certain goals are achieved after the Merger. The market value of the common shares to be issued effective June 5, 1998 was $2,185,915 of which $58,465 was allocated to the net tangible assets acquired and the difference of $2,127,450 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, in connection with the Merger, the Company incurred costs during the three and six months ended June 30, 1998 of $212,185 and $262,468, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

Until the Company acquires properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 1998, the Company's cash and cash equivalents totaled $1,377,760.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $125,929 or 54% to $359,193 for the three months ended June 30, 1998 from $233,264 for the three months ended June 30, 1997. FFO increased $192,824 or 44% to $635,692 for the six months ended June 30, 1998 from $442,868 for the six months ended June 30, 1997. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. FFO is generally considered by industry analysts to be the most appropriate measure of performance and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three and six months ended June 30:

                                       Quarter                  Year to Date
                                  1998        1997            1998        1997
Net income (loss)           $ (2,104,940)  $ 201,781    $ (2,067,712)  $ 382,948
Plus depreciation                 73,796      31,483         130,745      59,920
Plus merger costs              2,339,635           -       2,389,918           -
Plus potential acquisition
  costs                           50,702           -         182,741           -
Total funds from operations $    359,193   $ 233,264    $    635,692   $ 442,868

Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                    Quarter                   Year to Date
                               1998        1997           1998           1997
Operating activities   $   391,619   $    314,134   $    597,935   $    619,648
Investing activities   $  (976,904)  $ (1,592,261)  $ (4,737,503)  $ (1,674,704)
Financing activities   $   667,572   $  1,407,200   $  4,115,588   $  2,459,008


RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to June 30, 1997:

During the three months ended June 30, 1998 and June 30, 1997, the Company owned and leased 14 and 9 properties, respectively. During the three months ended June 30, 1998 and June 30, 1997, the Company earned $612,348 and $355,861, respectively, in rental income from operating leases and earned income from direct financing leases. This 72 percent increase in rental income and earned income is primarily attributable to rental income earned on the five additional properties owned during 1998.

During the three months ended June 30, 1998 and June 30, 1997, the Company's expenses were $2,623,450 and $96,884, respectively. The $2,526,566 increase in expenses is primarily attributable to $2,339,635 of merger costs incurred during the second quarter of 1998 related to the acquisition of the Company's advisor, AAA, on June 5, 1998. The increase is also attributable to (i) $50,702 of costs incurred during the second quarter of 1998 related to potential acquisition costs related to the proposed acquisition of properties, (ii) a $42,313 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, and (iii) a $26,832 increase in reimbursements and fees paid to AAA due to the additional properties acquired during 1998. In addition, the increase in expenses is attributable to a $59,148 increase in general operating and administrative expenses. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

Comparison of the Six Months Ended June 30, 1998 to June 30, 1997:

During the six months ended June 30, 1998 and June 30, 1997, the Company owned and leased 14 and 9 properties, respectively. During the six months ended June 30, 1998 and June 30, 1997, the Company earned $1,133,460 and $693,312, respectively, in rental income from operating leases and earned income from direct financing leases. This 63 percent increase in rental income and earned income is primarily attributable to rental income earned on the five additional properties owned during 1998.

During the six months ended June 30, 1998 and June 30, 1997, the Company's expenses were $2,991,757 and $189,245, respectively. The $2,802,512 increase in expenses is primarily attributable to $2,389,918 of merger costs incurred during the first six months of 1998 related to the acquisition of the Company's advisor, AAA, on June 5, 1998. The increase is also attributable to (i) $182,741 of costs incurred during the first six months of 1998 related to potential acquisition costs related to the proposed acquisition of properties, (ii) a $70,825 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, (iii) a $31,831 increase in interest expense as a result of higher average borrowing levels, and (iv) a $30,800 increase in reimbursements and fees paid to AAA due to the additional properties acquired during 1998. In addition, the increase in expenses is attributable to a $96,397 increase in general operating and administrative expenses. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

                     PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of the shareholders on June 5, 1998. At this meeting, the shareholders voted to approve the following proposals: (i) to acquire American Asset Advisers Realty Corporation (the "Adviser") by the Company and the Company's change to self-management (1,163,558 voted for, 23,180 voted against and 65,383 abstained), (ii) amend the Company's Bylaws authorizing the Company's acquisition of the Adviser (1,162,433 voted for, 19,080 voted against and 70,638 abstained),
(iii) amend the Company's Bylaws removing certain policy restrictions regarding the nature and leasing of the Companies properties (1,151,881 voted for, 16,960 voted against and 83,310 abstained), and (iv) amend the Company's Articles of Incorporation to change the Company's name to AmREIT, Inc. (1,161,492 voted for, 28,716 voted against and 61,944 abstained).


Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      AmREIT, Inc.
                                      (Issuer)




August 14, 1998                       /s/ H. Kerr Taylor
Date                                  H. Kerr Taylor, President





August 14, 1998                       /s/ L. Larry Mangum
Date                                  L. Larry Mangum (Principal Accounting
                                      Officer)

                                                                    EXHIBIT 11

                                 AMREIT, INC.
                  COMPUTATION OF EARNINGS PER COMMON SHARE
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                               Quarter                     Year to Date
                                          1998           1997            1998           1997

BASIC EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           2,222,662      1,478,854      2,075,216      1,392,503

NET INCOME (LOSS)                    $(2,104,940)    $  201,781    $(2,067,712)    $  382,948


BASIC EARNINGS (LOSS) PER SHARE      $     (0.95)    $     0.14    $     (1.00)    $     0.28


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           2,222,662      1,478,854      2,075,216      1,392,503

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                -         61,479              -         61,479

TOTAL WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   AS ADJUSTED                         2,222,662      1,540,333      2,075,216      1,453,982


NET INCOME (LOSS)                    $(2,104,940)    $  201,781    $(2,067,712)    $  382,948

DILUTED EARNINGS (LOSS) PER SHARE    $     (0.95)    $     0.13    $     (1.00)    $     0.26


