Form 10QSB
period 1998-09-30
AMERICAN ASSET ADVISERS TRUST INC
filed 1998-11-13
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ------    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 ------    EXCHANGE ACT OF 1934


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
    X      Yes                 No
-------             -------


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                      $   239,216
 Accounts receivable                                                 13,000
 Note receivable                                                    732,226
 Investment in joint venture                                        368,584
 Property:
   Escrow deposits                                                    1,000
   Land                                                          11,161,542
   Buildings                                                     16,963,945
   Furniture, fixtures and equipment                                 66,433
                                                                     ------
                                                                 28,192,920
   Accumulated depreciation                                        (582,987)
                                                                   --------
     Total property                                              27,609,933
                                                                 ----------
 Net investment in direct financing leases                        3,168,974
 Other assets:
   Preacquisition costs                                             344,543
   Accrued rental income                                            224,425
   Other                                                             51,645
                                                                     ------
     Total other assets                                             620,613
                                                                    -------
 TOTAL ASSETS                                                   $32,752,546
                                                                ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Note payable                                                 $ 9,868,884
   Accounts payable                                                  87,469
   Security deposit                                                  15,050
                                                                     ------
     TOTAL LIABILITIES                                            9,971,403
                                                                  ---------
 Minority interest                                                5,227,494
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,001,000 shares
     authorized,none issued
   Common stock, $.01 par value, 100,010,000 shares
     authorized, 2,384,117 shares issued and outstanding             23,841
   Capital in excess of par value                                21,655,867
   Accumulated distributions in excess of earnings               (4,122,984)
   Cost of treasury stock                                            (3,075)
                                                                     ------
     TOTAL SHAREHOLDERS' EQUITY                                  17,553,649
                                                                 ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $32,752,546
                                                                ===========

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)


                                                                        Quarter                  Year to Date
                                                                   1998         1997          1998          1997
                                                                   ----         ----          ----          ----
 Revenues:
   Rental income from operating leases                         $ 715,227    $ 335,572    $ 1,678,433    $ 859,158
   Earned income from direct financing leases                     85,200       84,927        255,454      254,653
   Interest income                                                49,240       46,126         89,962      119,473
   Other income                                                   78,554            -         91,485            -
                                                                  ------      -------         ------      -------

     Total revenues                                              928,221      466,625      2,115,334    1,233,284
                                                                 -------      -------      ---------    ---------

 Expenses:
   General operating and administrative                          195,653       20,696        356,998       85,644
   Reimbursements and fees to related party                            -       25,107         57,800       52,107
   Interest                                                      164,676            -        202,507        6,000
   Depreciation                                                  110,970       41,488        241,715      101,408
   Amortization                                                   15,689       15,689         47,066       47,066
   Merger costs (Note 7)                                          37,740            -      2,427,658            -
   Potential acquisition costs                                   112,711            -        295,452            -
                                                                 -------      -------        -------      -------

     Total expenses                                              637,439      102,980      3,629,196      292,225
                                                                 -------      -------      ---------      -------

 Income (loss) before minority interest in net
   income of consolidated joint ventures                         290,782      363,645     (1,513,862)     941,059

 Minority interest in net income of consolidated joint venture  (131,571)    (127,901)      (394,639)    (322,367)
                                                                --------     --------       --------     --------

 Net income (loss)                                             $ 159,211    $ 235,744    $(1,908,501)   $ 618,692
                                                               =========    =========    ===========    =========


 Basic earnings (loss) per share                               $    0.07    $    0.14    $     (0.88)   $    0.42
                                                               =========    =========    ===========    =========
 Diluted earnings (loss) per share                             $    0.07    $    0.14    $     (0.88)   $    0.40
                                                               =========    =========    ===========    =========

 Weighted average number of common shares outstanding          2,377,505    1,649,002      2,177,086    1,478,942
                                                               =========    =========      =========    =========
 Weighted average number of common shares outstanding
   plus dilutive potential common shares                       2,377,505    1,710,481      2,177,086    1,540,421
                                                               =========    =========      =========    =========


  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)


                                                                             Quarter                    Year to Date
                                                                       1998          1997          1998           1997
                                                                       ----          ----          ----           ----

 Cash flows from operating activities:
   Net income (loss)                                               $  159,211    $  235,744    $(1,908,501)   $  618,692
   Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
       Amortization                                                    15,689        15,689         47,066        47,066
       Depreciation                                                   110,970        41,488        241,715       101,408
       Merger costs                                                         -             -      2,283,322             -
       Decrease (increase) in accounts receivable                     157,055       (20,262)       111,600       (15,143)
       Increase (decrease)  in accounts payable                       (69,601)        5,321         (6,849)        3,530
       Cash receipts from direct financing leases
         less than income recognized                                   (2,644)       (2,369)        (7,782)       (6,981)
       Decrease in escrow deposits, net of
         minority interest partners                                    34,000             -         10,100        38,250
       Increase in accrued rental income                              (25,121)      (27,303)       (56,246)      (66,249)
       Increase in other assets                                        (8,614)      (41,952)        (8,614)      (89,035)
       Increase in minority interest                                  131,571       127,901        394,639       322,367
                                                                      -------       -------        -------       -------
         Net cash provided by operating activities                    502,516       334,257      1,100,450       953,905
                                                                      -------       -------      ---------       -------

 Cash flows from investing activities:
   Acquisition of real estate                                      (1,288,232)   (4,247,114)    (5,967,449)   (5,766,118)
   Additions of furniture, fixtures and equipment                      (2,473)            -         (2,473)            -
   Investment in note receivable                                     (732,226)            -       (732,226)            -
   Investment in joint venture                                       (368,584)            -       (368,584)            -
   Change in preacquisition costs                                      86,429       (71,095)        28,143      (226,795)
                                                                       ------       -------         ------      --------
     Net cash used in investing activities                         (2,305,086)   (4,318,209)    (7,042,589)   (5,992,913)
                                                                   ----------    ----------     ----------    ----------

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                                 1,000     1,353,375      2,480,782     4,496,846
   Common stock repurchases                                            (3,075)            -         (3,075)            -
   Proceeds from notes payable                                      1,237,298     3,375,400      3,890,552     3,375,400
   Distributions paid to shareholders                                (431,108)     (288,928)    (1,160,707)     (774,966)
   Distributions to minority interest partners                       (140,089)     (131,525)      (427,937)     (329,950)
                                                                     --------      --------       --------      --------
     Net cash provided by financing activities                        664,026     4,308,322      4,779,615     6,767,330
                                                                      -------     ---------      ---------     ---------

 Net increase (decrease) in cash and cash equivalents              (1,138,544)      324,370     (1,162,524)    1,728,322
 Cash and cash equivalents at beginning of period                   1,377,760     3,020,263      1,401,740     1,616,311
                                                                    ---------     ---------      ---------     ---------
 Cash and cash equivalents at end of period                        $  239,216    $3,344,633    $   239,216    $3,344,633
                                                                   ==========    ==========    ===========    ==========


 Supplemental disclosure of non-cash investing activities:
   Accrued acquisition costs included in construction in progress  $        -    $  520,361    $         -    $  520,361
                                                                   =========     ==========    ==========     ==========

 Supplemental disclosure of non-cash financing activities:
   Real estate contributed by partners of the consolidated
     joint ventures                                                $        -    $        -    $         -    $1,391,780
                                                                   =========     =========     ==========     ==========
   Issuance of stock in lieu of note payment                       $  100,564    $        -    $   270,564    $        -
                                                                   ==========    =========     ===========    =========
   Issuance of stock in connection with Merger                     $        -    $        -    $ 2,244,380    $        -
                                                                   =========     =========     ===========    =========


 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (Unaudited)


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

     The consolidated financial statements include the accounts of AmREIT, Inc., its wholly-owned subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), and its six joint ventures with related parties. In June 1998, ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

     The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes during 1998 or 1997. For the three and nine months ended September 30, 1998, the Company paid interest of $202,480 and $518,998, respectively, of which $37,804 and $316,491 were capitalized on properties under construction. There was no other cash paid for interest during the first nine months of 1998 or 1997.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1998 and September 30, 1997.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   NOTE RECEIVABLE

     On July 21, 1998, the Company entered into a note agreement with KK Shadowlake, Ltd. in the amount of $1,198,740 for the construction of a property which will be acquired by the Company. The Company then intends to sell the property to a third party. As of September 30, 1998, the Company had advanced $732,226 on the note. The note bears interest at the prime lending rate plus one percent and is payable monthly. The note is secured by the land and construction in progress and is due on July 21, 1999.

3.   INVESTMENT IN JOINT VENTURE

     On June 29, 1998, the Company entered into a joint venture agreement with GDC, Ltd. The joint venture was formed to develop a multi-tenant retail center and to sell to a third party upon completion. The Company's interest in the joint venture is approximately 6.67% and is accounted for using the cost method. In addition, the Company shall receive a preferred return on its investment. The Company is not required to contribute any additional money to the joint venture.

4.   NOTE PAYABLE

     In December 1997, the Company entered into an amended and restated unsecured revolving credit facility (the "Amended Credit Facility") with a borrowing capacity up to $15 million through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Facility bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of September 30, 1998, $9,868,884 was outstanding under the Amended Credit Facility.

5.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and nine months ended September 30, 1998 and September 30, 1997:

                                              Quarter            Year to Date
                                          1998      1997       1998        1997
                                          ----      ----       ----        ----

     Tandy Corporation                  $27,225   $27,225     $81,675    $81,675
     America's Favorite Chicken Co.      24,566    24,481      73,698     73,445
     Blockbuster Music Retail, Inc.      94,475    94,475     283,427    283,427
     One Care Health Industries, Inc.    51,572    50,409     152,390    151,227
     Just For Feet, Inc.                365,225   184,451     738,624    405,681
     Bank United                         39,458    39,458     118,356    118,356
     Hollywood Entertainment Corp.       68,282         -     208,709          -
     OfficeMax, Inc.                    129,624         -     277,008          -
                                        -------   -------     -------    -------
                                        800,427   420,499   1,933,887  1,113,811
                                        =======   =======   =========  =========

6.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

7.   MERGER TRANSACTION

     On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with AAA, whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were paid and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent certain goals are achieved after the Merger. The market value of the common shares issued effective June 5, 1998 was $2,185,915 of which $58,465 was allocated to the net tangible assets acquired and the difference of $2,127,450 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, in connection with the Merger, the Company incurred costs during the three and nine months ended September 30, 1998 of $37,740 and $300,208, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

8.   RELATED PARTY TRANSACTIONS

     See Note 7 regarding the Merger.

     Related Party Transactions Subsequent to the Merger:

     Beginning June 5, 1998, the Company provides property acquisition, leasing, administrative and management services for eleven affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 80% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Reimbursements and fees of $52,554 and $65,485 were paid by the Partnerships to the Company for the three and nine months ended September 30, 1998.

     Related Party Transactions Prior to the Merger:

     The Company had entered into an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. Reimbursements and fees of $57,800 were incurred and charged to expense for the period ended June 5, 1998. Reimbursements and fees of $25,107 and $52,107 were incurred and charged to expense for the three and nine months ended September 30, 1997, respectively.

     AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $56,164 were incurred by AAA for the period ended June 5, 1998 in connection with the issuance and marketing of the Company's stock. Costs of $38,156 and $124,996 were incurred by AAA for the three and nine months ended September 30, 1997, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

     Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $123,389 were incurred and paid to AAA for the period ended June 5, 1998. Acquisition fees of $589,879 and $826,654 were incurred and paid to AAA for the three and nine months ended September 30, 1997, respectively. Acquisition fees paid to AAA included $344,543 that was earned prior to purchasing certain properties.

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

9.   SUBSEQUENT EVENT

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which will be used to provide funds for the acquisition of properties and working capital, and repay all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one year term, the Company may borrow up to $30 million subject to certain covenants such as the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio.

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

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. The Company believes that the cost of remediation associated with its computer systems will be minimal and the remediation is anticipated to be completed in the third quarter of 1999. The other essential component of the Year 2000 issue is to ensure that the Company's significant tenants are assessed for Year 2000 compliance. The Company has initiated discussions with its significant tenants in order to assess their readiness for the Year 2000 issue. Due to the nature of the tenants' businesses, the Company does not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on the Company's results of operation or financial position. Upon completion of its assessment program, the Company will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though the Company does not expect the Year 2000 issue to have a material adverse effect on its results of operation or financial position there can be no assurances of that position.

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

In December 1997, the Company entered into an amended and restated unsecured revolving credit facility (the "Amended Credit Facility") with a borrowing capacity up to $15 million through February 1999. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Facility bears interest at 2.00% over varying London Interbank Offered Rates and it is being used to acquire additional properties. As of September 30, 1998, $9,868,884 was outstanding under the Amended Credit Facility. These funds were used to acquire properties.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which will be used to provide funds for the acquisition of properties and working capital, and repay all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one year term, the Company may borrow up to $30 million subject to certain covenants such as the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio.

As of September 30, 1998, the Company had acquired ten properties directly and six properties through joint ventures with entities with common management and had invested $25,939,987, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with AAA, whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were paid and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent certain goals are achieved after the Merger. The market value of the common shares issued effective June 5, 1998 was $2,185,915 of which $58,465 was allocated to the net tangible assets acquired and the difference of $2,127,450 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, in connection with the Merger, the Company incurred costs during the three and nine months ended September 30, 1998 of $37,740 and $300,208, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

                                      -11

Until the Company acquires properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 1998, the Company's cash and cash equivalents totaled $239,216.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $143,400 or 52% to $420,632 for the three months ended September 30, 1998 from $277,232 for the three months ended September 30, 1997. FFO increased $336,224 or 47% to $1,056,324 for the nine months ended September 30, 1998 from $720,100 for the nine months ended September 30, 1997. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three and nine months ended September 30:

                                         Quarter                Year to Date
                                    1998         1997        1998          1997
                                    ----         ----        ----          ----
Net income (loss)                 $ 159,211  $ 235,744   $(1,908,501)  $ 618,692
Plus depreciation                   110,970     41,488       241,715     101,408
Plus merger costs                    37,740          -     2,427,658           -
Plus potential acquisition costs    112,711          -       295,452           -
                                  ---------  ---------    ----------   ---------
Total funds from operations       $ 420,632  $ 277,232   $ 1,056,324   $ 720,100
                                  =========  =========   ===========   =========

Cash distributions paid           $ 431,108  $ 288,928   $ 1,160,707   $ 774,966
Distributions in excess of FFO    $  10,476  $  11,696   $   104,383   $  54,866

Cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below:

                                    Quarter                   Year to Date
                              1998           1997         1998            1997
                              ----           ----         ----            ----

Operating activities    $    502,516   $    334,257  $  1,100,450  $    953,905
Investing activities    $ (2,305,086)  $ (4,318,209) $ (7,042,589) $ (5,992,913)
Financing activities    $    664,026   $  4,308,322  $  4,779,615  $  6,767,330

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 to September 30, 1997:

During the three months ended September 30, 1998 and September 30, 1997, the Company owned and leased 16 and 9 properties, respectively. During the three months ended September 30, 1998 and September 30, 1997, the Company earned $800,427 and $420,499, respectively, in rental income from operating leases and earned income from direct financing leases. This 90 percent increase in rental income and earned income is primarily attributable to rental income earned on the seven additional properties owned during 1998.

During the three months ended September 30, 1998 and September 30, 1997, the Company's expenses were $637,439 and $102,980, respectively. The $534,459 increase in expenses is primarily attributable to a $164,676 increase in interest expense as a result of higher average borrowing levels. The increase is also attributable to (i) $112,711 of costs incurred during the third quarter of 1998 related to potential acquisition costs related to the proposed acquisition of properties, (ii) a $69,482 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, and (iii) $37,740 of merger costs incurred during the third quarter of 1998 related to the acquisition of the Company's advisor, AAA, on June 5, 1998. In addition, the increase in expenses is attributable to a $174,957 increase in general operating and administrative expenses. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

Comparison of the Nine Months Ended September 30, 1998 to September 30, 1997:

During the nine months ended September 30, 1998 and September 30, 1997, the Company owned and leased 16 and 9 properties, respectively. During the nine months ended September 30, 1998 and September 30, 1997, the Company earned $1,933,887 and $1,113,811, respectively, in rental income from operating leases and earned income from direct financing leases. This 74 percent increase in rental income and earned income is primarily attributable to rental income earned on the seven additional properties owned during 1998.

During the nine months ended September 30, 1998 and September 30, 1997, the Company's expenses were $3,629,196 and $292,225, respectively. The $3,336,971 increase in expenses is primarily attributable to $2,427,658 of merger costs incurred during the first nine months of 1998 related to the acquisition of the Company's advisor, AAA, on June 5, 1998. The increase is also attributable to
(i) $295,452 of costs incurred during the first nine months of 1998 related to potential acquisition costs related to the proposed acquisition of properties,
(ii) a $140,307 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, and (iii) a $196,507 increase in interest expense as a result of higher average borrowing levels. In addition, the increase in expenses is attributable to a $271,354 increase in general operating and administrative expenses. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.1 - Revolving credit agreement dated as of November 6, 1998

Exhibit 11 - Computation of Earnings Per Share

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        AmREIT, Inc.
                                        (Issuer)



November 13, 1998                       /s/ H. Kerr Taylor
Date                                    H. Kerr Taylor, President





November 13, 1998                       /s/ L. Larry Mangum
Date                                    L. Larry Mangum (Principal Accounting
                                        Officer)

                           REVOLVING CREDIT AGREEMENT

                          dated as of November 6, 1998

                                  by and among

                                  AmREIT, Inc.
                                   as Borrower

                     THE FINANCIAL INSTITUTIONS PARTY HERETO
                 AND THEIR ASSIGNEES UNDER SECTION 11.8. HEREOF
                                   as Lenders

                                       and

                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                                    as Agent

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1.
   DEFINITIONS...............................................................  1
   SECTION 1.1  Definitions..................................................  1
   SECTION 1.2  Accounting Terms and Determinations; Covenant Calculations... 17
   SECTION 1.3  Subsidiaries................................................. 17
   SECTION 1.4  Interpretation Generally; Times.............................. 17

ARTICLE  2.
   CREDIT FACILITY........................................................... 18
   SECTION 2.1  Making of Revolving Loans.................................... 18
   SECTION 2.2  Requests for Revolving Loans................................. 18
   SECTION 2.3  Funding...................................................... 19
   SECTION 2.4  Continuation................................................. 19
   SECTION 2.5  Conversion................................................... 19
   SECTION 2.6  Interest Rate................................................ 20
   SECTION 2.7  Special Provisions for LIBOR Loans........................... 20
   SECTION 2.8  Capital Adequacy............................................. 22
   SECTION 2.9  Repayment of Loans........................................... 23
   SECTION 2.10 Voluntary Reductions of the Commitments...................... 24
   SECTION 2.11 Extension of Revolving Credit Termination Date............... 25
   SECTION 2.12 Notes........................................................ 25
   SECTION 2.13 Letters of Credit............................................ 25

ARTICLE 3.
   GENERAL LOAN PROVISIONS................................................... 30
   SECTION 3.1  Fees......................................................... 30
   SECTION 3.2  Computation of Interest and Fees............................. 30
   SECTION 3.3  Pro Rata Treatment........................................... 30
   SECTION 3.4  Sharing of Payments, Etc..................................... 31
   SECTION 3.5  Defaulting Lenders........................................... 32
   SECTION 3.6  Purchase of Defaulting Lender's Pro Rata Share............... 32
   SECTION 3.7  Limitation of Interest....................................... 33
   SECTION 3.8  Statements of Account........................................ 35
   SECTION 3.9  Agent's Reliance............................................. 35

ARTICLE 4.
   UNENCUMBERED POOL PROPERTIES.............................................. 35

ARTICLE 5.
   CONDITIONS................................................................ 38
   SECTION 5.1  Conditions Precedent to Effectiveness........................ 38
   SECTION 5.2  Conditions Precedent to Loans and Issuance of Letters
                of Credit.................................................... 40

                                TABLE OF CONTENTS
                                  (Continued)

                                                                            Page

ARTICLE 6.
   REPRESENTATIONS AND WARRANTIES............................................ 41
   SECTION 6.1  Existence and Power.......................................... 41
   SECTION 6.2  Ownership Structure.......................................... 41
   SECTION 6.3  Authorization of Agreement, Notes, Loan Documents
                and Borrowings............................................... 41
   SECTION 6.4  Compliance of Agreement, Notes, Loan Documents and
                Borrowing with Laws, etc..................................... 41
   SECTION 6.5  Compliance with Law; Governmental Approvals.................. 42
   SECTION 6.6  Indebtedness and Guarantees.................................. 42
   SECTION 6.7  Property Management Agreements and Other Major Agreements.... 42
   SECTION 6.8  Absence of Defaults.......................................... 42
   SECTION 6.9  Financial Information........................................ 43
   SECTION 6.10 Litigation................................................... 43
   SECTION 6.11 ERISA........................................................ 43
   SECTION 6.12 Taxes........................................................ 43
   SECTION 6.13 Investment Company Act; Public Utility Holding Company Act... 43
   SECTION 6.14 Full Disclosure.............................................. 44
   SECTION 6.15 Insurance.................................................... 44
   SECTION 6.16 Not Plan Assets.............................................. 44
   SECTION 6.17 Title and Liens.............................................. 44
   SECTION 6.18 Unencumbered Pool Properties................................. 44
   SECTION 6.19 Margin Stock................................................. 45
   SECTION 6.20 Solvency..................................................... 45

ARTICLE 7.
   COVENANTS................................................................. 45
   SECTION 7.1  Information.................................................. 45
   SECTION 7.2  Payment of Obligations....................................... 47
   SECTION 7.3  Maintenance of Property; Insurance........................... 48
   SECTION 7.4  Conduct of Business; Maintenance of Existence;
                Qualification; Amendment of Declaration of Trust............. 48
   SECTION 7.5  Compliance with Laws......................................... 49
   SECTION 7.6  Inspection of Property, Books and Records.................... 49
   SECTION 7.7  Consolidations, Mergers, Acquisitions and Sales of Assets.... 49
   SECTION 7.8  Use of Proceeds and Letters of Credit........................ 49
   SECTION 7.9  Major Agreements............................................. 50

                                TABLE OF CONTENTS
                                  (Continued)

                                                                            Page

   SECTION 7.10 Major Construction........................................... 50
   SECTION 7.11 ERISA........................................................ 50
   SECTION 7.12 ERISA Exemptions............................................. 50
   SECTION 7.13 Negative Pledge.............................................. 50
   SECTION 7.14 REIT Status.................................................. 51
   SECTION 7.15 Agreements with Affiliates................................... 51
   SECTION 7.16 New Subsidiaries............................................. 51
   SECTION 7.17 Management................................................... 52
   SECTION 7.18 Year 2000.................................................... 52

ARTICLE 8.
   FINANCIAL COVENANTS....................................................... 53
   SECTION 8.1  Minimum Net Worth............................................ 53
   SECTION 8.2  Ratio of Total Liabilities to Gross Asset Value.............. 53
   SECTION 8.3  Distributions................................................ 53
   SECTION 8.4  Ratio of EBITDA to Interest Expense.......................... 53
   SECTION 8.5  Ratio of EBITDA to Debt Service and Capital
                Expenditures Reserve......................................... 53
   SECTION 8.6  Permitted Investments........................................ 54
   SECTION 8.7  Other Secured Indebtedness................................... 54
   SECTION 8.9  Maximum Loan Availability.................................... 55

ARTICLE 9.
   DEFAULTS.................................................................. 55
   SECTION 9.1  Events of Default............................................ 55
   SECTION 9.2  Remedies Upon an Event of Default............................ 56
   SECTION 9.3  Additional Remedies Upon Certain Default..................... 57
   SECTION 9.4  Rescission of Acceleration by Majority Lenders............... 57
   SECTION 9.5  Allocation of Proceeds....................................... 57
   SECTION 9.6  Collateral Account........................................... 58

ARTICLE 10.
   THE AGENT................................................................. 59
   SECTION 10.1 Appointment and Authorization................................ 59
   SECTION 10.2 Agent and Affiliates......................................... 59
   SECTION 10.3 Collateral Matters........................................... 60
   SECTION 10.4 Approvals of Lenders......................................... 60
   SECTION 10.5 Consultation with Experts.................................... 60
   SECTION 10.6 Liability of Agent........................................... 60
   SECTION 10.7 Indemnification of Agent..................................... 61
   SECTION 10.8 Credit Decision.............................................. 61
   SECTION 10.9 Successor Agent.............................................. 62
   SECTION 10.10 Approvals and Other Actions by Majority Lenders............. 62

                               TABLE OF CONTENTS
                                   (Continued)

                                                                            Page

ARTICLE 11.
   MISCELLANEOUS............................................................. 63
   SECTION 11.1 Notices...................................................... 63
   SECTION 11.2 No Waivers................................................... 64
   SECTION 11.3 Expenses..................................................... 64
   SECTION 11.4 Stamp, Intangible and Recording Taxes........................ 65
   SECTION 11.5 Indemnification.............................................. 66
   SECTION 11.6 Setoff....................................................... 66
   SECTION 11.7 Amendments................................................... 66
   SECTION 11.8 Successors and Assigns....................................... 68
   SECTION 11.9 Governing Law................................................ 69
   SECTION 11.10 Litigation.................................................. 69
   SECTION 11.11 Counterparts; Integration................................... 70
   SECTION 11.12 Invalid Provisions.......................................... 70
   SECTION 11.13 Limitation of Liability of Trustees, Etc.................... 71

Exhibit A         Form of Assignment and Acceptance Agreement
Exhibit B         Form of Guaranty
Exhibit C         Form of Note
Exhibit D         Form of Notice of Borrowing
Exhibit E         Form of Notice of Continuation
Exhibit F         Form of Notice of Conversion
Exhibit G         Form of Extension Request
Exhibit H         Form of Opinion of Borrower's Counsel
Exhibit I         Form of Unencumbered Pool Certificate
Exhibit J         Form of Eligibility Certificate
Exhibit K         Form of Reaffirmation of Guaranty



Schedule 2.11     Unencumbered Pool Properties subject to Consolidation
Schedule 4.1      Unencumbered Pool Properties as of Agreement Date
Schedule 6.2      Ownership Structure
Schedule 6.6      Indebtedness and Guarantees
Schedule 6.7      Management Agreements and Other Major Agreements
Schedule 6.15     Insurance

                           REVOLVING CREDIT AGREEMENT

         THIS REVOLVING CREDIT AGREEMENT (this "Agreement") dated as of November 6, 1998 by and among AmREIT, Inc. a Maryland corporation ("Borrower"), each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 11.8 ("Lenders"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, as contractual representative for Lenders to the extent and in the manner provided in Article 10. below (in such capacity "Agent").

         WHEREAS, in order to finance pre-development costs, development costs, construction related costs, tenant improvement costs, working capital, equity investments, repayment of indebtedness and scheduled amortization payments on debt or real estate equity investments in various forms of ownership permitted hereunder and for other purposes permitted by this Agreement, Borrower desires to borrow from Lenders, on an unsecured revolving credit basis, loans in an aggregate principal sum outstanding from time to time not exceeding Thirty Million Dollars ($30,000,000.00); and

         WHEREAS, Lenders are willing to make loans to Borrower on such basis for such purposes, subject to the terms and conditions hereof.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                                   ARTICLE 1.
                                   DEFINITIONS

         SECTION 1.1.      Definitions .

         The following terms, as used herein, have the following meanings:

         "Adjusted Asset Value" means, as of a given date, (a) EBITDA of Borrower and its Consolidated Subsidiaries for the fiscal quarter most recently ended multiplied by (b) 4 and divided by (c) the Capitalization Rate. For purposes of determining Adjusted Asset Value, EBITDA shall be adjusted by the Agent in its reasonable discretion to take into account acquisitions and dispositions of property by Borrower and its Consolidated Subsidiaries and shall exclude any EBITDA from property upon which construction is then in progress.

         "Adjusted LIBO Rate" means, with respect to any Interest Period, an interest rate per annum equal to the lesser of (a) the sum of (1) the LIBO Rate with respect to such Interest Period plus (2) the Applicable Margin or (b) the Maximum Lawful Rate.

         "Affiliate" means any Person which controls, is controlled by or is under common control with Borrower. As used herein, the term "control" means possession, directly or indirectly, of the power to vote five percent (5%) or more of any class of voting securities of a Person or to direct or otherwise cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

         "Applicable Law" means all applicable provisions of local, state, federal and foreign constitutions, statutes, rules, regulations, ordinances, decrees, permits, concessions and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Applicable Margin" shall mean, as of any date of determination, the percentage rate set forth below for LIBOR Loans corresponding to the ratio of Total Liabilities to Gross Asset Value of Borrower (as calculated in accordance with Section 8.2 herein) set forth below:

   ------------------------------------------------------ ----------------------
   Ratio of Total Liabilities to Gross Assets Value          Applicable Margin
   ------------------------------------------------------ ----------------------
                less than 0.50 to 1.0                              1.625%
   ------------------------------------------------------ ----------------------
   equal to or greater than 0.50 to 1.0 but less than              1.875%
                     0.61 to 1.0
   ------------------------------------------------------ ----------------------
   equal to or greater than 0.61 to 1.0 but less than              2.150%
                     0.66 to 1.00
   ------------------------------------------------------ ----------------------

         Within 45 days following the end of each of Borrower's fiscal quarters, Borrower shall provide the Agent with a calculation of such ratio of Total Liabilities to Gross Asset Value, together with such supporting financial information as the Agent may request. Based on such calculation and information, the Agent shall determine the Applicable Margin in accordance with the above table and shall notify Borrower and the Lenders of such determination. Each change in the Applicable Margin shall be retroactive to, and take effect on, the first calendar day of the end of the fiscal quarter of Borrower for which such calculation was made. At all times following Borrower's failure to provide such calculation and information to the Agent and until such calculation and information is so provided, the Applicable Margin shall be 2.150%.

         "Assignee" has the meaning given that term in Section 11.8(c).

         "Assignment   and  Acceptance   Agreement"   means  an  Assignment  and
Acceptance Agreement between a Lender and an Assignee substantially in the form of A.

         "Base Rate" means a rate of interest equal to the lesser of (a) the greater of (1) the rate of interest per annum established from time to time by Wells Fargo Bank, National Association, San Francisco, California and designated as its prime rate (which rate of interest may not be the lowest rate charged by such bank, Agent or any of Lenders on similar loans) and (2) the Federal Funds Rate plus one-half of one percent (0.5%) or (b) the Maximum Lawful Rate. Each change in the Base Rate shall become effective without prior notice to Borrower or Lenders automatically as of the opening of business on the date of such change in the Base Rate.

         "Base Rate Loan" means any Revolving Loan hereunder with respect to which the interest rate is calculated by reference to the Base Rate.

         "Business Day" means (a) any day except a Saturday, Sunday or other day on which commercial banks in Houston, Texas or San Francisco, California are authorized or required to close and (b) with reference to LIBOR Loans, any day (except a Saturday, Sunday or other day on which commercial banks in Houston, Texas or San Francisco, California are authorized or required to close) on which dealings in Dollar deposits are carried out in the London interbank market.

         "Capital Expenditures Reserve" means, for any period and with respect to any Property, an amount equal to the greater of (a) the aggregate square footage of all completed space of such Property times $.05, times a fraction, the numerator of which is the number of days of such period, and the denominator of which is 365 and (b) the amount of capital expenditures actually made in respect of such Property, excluding non-reoccurring capital expenditures for such period.

         "Capital Stock" means any common stock, preferred stock, other capital stock or other equity interest in a Person that is a corporation.

         "Capitalization Rate" means nine and one-half percent (9.50%).

         "Capitalized Lease Obligation" means Indebtedness represented by obligations under a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP, and the amount of such Indebtedness shall be the capitalized amount of such obligations determined in accordance with GAAP.

         "Collateral Account" means a special interest-bearing deposit account maintained by Agent under its sole dominion and control.

         "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Loans pursuant to Section 2.1 and to participate in Letters of Credit pursuant to Section 2.13(f) in an amount up to, but not exceeding, the amount set forth for such Lender on its signature page hereto as such Lender's "Commitment Amount" or as set forth in any Assignment and Assumption Agreement for such Lender, as the same may be reduced from time to time pursuant to
Section 2.10 or as a result of an assignment pursuant to Section 11.8(c).

         "Compliance Certificate" means the certificate described in
Section 7.1(c).

         "Consequential Loss" means, for any Lender with respect to (a) Borrower's payment of all or any portion of the then-outstanding principal amount of a LIBOR Loan on a day other than the last day of the Interest Period related thereto or (b) any of the circumstances specified in Section 2.7(d) upon which a Consequential Loss may be incurred, any loss (excluding loss of anticipated profits), cost or expense incurred by such Lender as a result of the timing of such payment or Loan or in the redepositing, redeploying or reinvesting the principal amount so paid or affected by the timing of such Loan or the circumstances described in such Section, including without limitation, the sum of (i) the interest which, but for the payment or timing of the Loan, such Lender would have earned in respect of such principal amount, reduced, if such Lender is able to redeposit, redeploy, or reinvest such principal amount by the interest earned by such Lender as a result of so redepositing, redeploying or reinvesting such principal amount and (ii) any expense or penalty incurred by such Lender on redepositing, redeploying or reinvesting such principal amount. All determinations of Consequential Loss shall be made by the Agent exercising its reasonable judgment.

         "Consolidated Subsidiary" means, with respect to a Person at any date, any Subsidiary or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements in accordance with GAAP, if such statements were prepared as of such date.

         "Contingent   Obligation"   means,  for  any  Person,  any  commitment,
undertaking, Guarantee or other obligation constituting a contingent liability that must be accrued under GAAP.

         "Continue,"   "Continuation"   and  "Continued"   each  refers  to  the
continuation of a LIBOR Loan from one Interest Period to the next Interest Period pursuant to Section 2.4.

         "Convert," "Conversion" and "Converted" each refers to the conversion of a Loan of one Type into a Loan of another Type pursuant to Section 2.5.

         "Debt Service" means, with respect to any Person and for any period, the sum of (a) Interest Expense of such Person for such period plus (b) regularly scheduled principal payments on Indebtedness of such Person during such period other than any regularly scheduled principal payment payable on any Indebtedness which repays such Indebtedness in full, to the extent the amount of such final scheduled principal payment is greater than the scheduled principal payment immediately preceding such final scheduled principal payment.

         "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

         "Defaulting Lender" has the meaning given that term in Section 3.5.

         "Dollars" or "$" means the lawful currency of the United States of America.

         "EBITDA" means, with respect to any Person and for any period and without duplication, the sum of (a) net earnings (loss) of such Person for such period (excluding equity in net earnings or net loss of Unconsolidated Affiliates) plus (b) depreciation and amortization expense and other non-cash charges of such Person for such period (but only to the extent deducted in determining net income (loss) for such period) plus (c) interest expense of such Person for such period (but only to the extent deducted in determining net income (loss) for such period) plus (d) income and franchise tax expense of such Person in respect of such period (but only to the extent deducted in determining net income (loss) for such period) minus (with respect to gains) or plus (with respect to losses) (e) extraordinary gains or losses of such Person, non-recurring items of income or expense relating to mergers and potential acquisitions acceptable to Majority Lenders in their reasonable discretion, and gains and losses from sales of assets of such Person for such period plus (f) such Person's pro rata share of EBITDA of each of such Person's Unconsolidated Affiliates (determined in a manner consistent with the calculation of such Person's EBITDA) minus (with respect to gains) or plus (with respect to losses) any net income attributable to partnerships which hold Properties in which partnerships Borrower has direct or indirect (through a subsidiary of Borrower) ownership interest of not greater than fifty percent (50%).

         "Economic Occupancy Rate" means, with respect to a Property at any time, the ratio, expressed as a percentage, of (a) the net rentable square footage of such Property for which tenants are paying rent (whether or not actually occupied by such tenants) pursuant to binding leases as to which no monetary default has occurred and has been continuing for a period of 90 or more days to (b) the aggregate net rentable square footage of such Property.

         "Effective Date" means the date this Agreement becomes effective in accordance with Section 5.1.

         "Eligible Property" means a Property which satisfies all of the following requirements as determined by Agent: (a) such Property is owned 100% in fee simple by Borrower or a Wholly Owned Subsidiary of Borrower or such Property shown on Schedule 4.1 becomes owned 100% in fee simple by Borrower or a Wholly Owned Subsidiary of Borrower within 60 days of the Effective Date; (b) neither such Property, nor any interest of Borrower or such Wholly Owned Subsidiary therein, is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness; (c) if such Property is owned by a Wholly Owned Subsidiary: (i) none of Borrower's direct or indirect ownership interest in such Wholly Owned Subsidiary is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness and (ii) neither such Wholly Owned Subsidiary, nor any other Wholly Owned Subsidiary through which Borrower holds any indirect interest in such Wholly Owned Subsidiary, is subject to any restriction of any kind which would limit its ability to pay or perform its obligations under the Guaranty required to be delivered hereunder prior to its obligation to pay dividends or make any other distribution on any of such Wholly Owned Subsidiary's capital stock or other securities owned by Borrower or any other Wholly Owned Subsidiary of Borrower; (d) such Property has an Occupancy Rate of at least 80% and an Economic Occupancy Rate of at least 95%; and (e) such Property is free of all structural defects, title defects, environmental conditions or other adverse matters except for defects, conditions or matters individually or collectively which are not material to the profitable operation of such Property.

         "Eligibility Certificate" means the certificate described in
Section 4.1(b)(iii).

         "Environmental Laws" means any and all Applicable Laws relating to the environment and that are applicable to Borrower and its assets or properties, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

         "ERISA Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control that are treated as a single employer under Section 414 of the Internal Revenue Code.

         "ERISA Plan" means any employee benefit plan subject to Title I of ERISA.

         "Event of Default" means the occurrence of any of the events specified in Section 9.1, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any governmental or nongovernmental body; provided that any requirement for notice or lapse of time or any other condition has been satisfied.

         "Executive Investment Summary" means, to the extent available, the set of information provided to the investment committee of the Borrower's board of trustees in connection with the purchase or acquisition of a Property. The Executive Investment Summary shall include, at a minimum, the following information relating to such Property: (a) a description of such Property, such description to include the age, location, site plan, color photographs and current occupancy rate of such Property; (b) the purchase price paid or to be paid for such Property; (c) the capitalization rate for such Property; (d) a summary of the existing tenants of such Property; (d) either current operating statements for such Property for the immediately preceding fiscal year and for current fiscal year through the fiscal quarter most recently ending (to the extent reasonably available to Borrower) or pro forma operating statements for such Property; and (e) other demographics and trade information relating to such Property.

         "Extension Fee" has the meaning given that term in Section 3.1(b).

         "Extension Request" has the meaning given that term in Section 2.11.

         "Federal Funds Rate" means, on any day, the rate per annum (rounded upward, if necessary, to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to Agent on such day on such transactions as reasonably determined by Agent.

         "FIRREA"   means  the  Financial   Institution   Recovery   Reform  and
Enforcement Act of 1989, as amended.

         "Funds from Operations" means, as of any period for a Person, gross revenues (excluding unforfeited security deposits) of such Person, less all disbursements of such Person characterized as expenses and all proper charges against income, plus depreciation and deferred taxes, reserves and other non-cash charges (except for amortization of deferred finance costs) of such Person; provided, that there shall not be included in such revenues (a) any proceeds of any insurance policy other than rental or business interruption insurance received by such Person, (b) any gain which is classified as "extraordinary" in accordance with GAAP, (c) any capital gains, or (d) non-recurring items of income (or expense) relating to mergers and potential acquisitions acceptable to Majority Lenders in their reasonable discretion. The components of Funds from Operations shall not be increased or decreased by gains or losses from sales of property. Funds from Operations shall be calculated on a consolidated basis for Borrower and any of its Subsidiaries in accordance with GAAP. Adjustments for Unconsolidated Affiliates will be calculated to reflect funds from operations on the same basis.

         "GAAP" means, as to a particular Person, such accounting practice as, in the opinion of the independent accountants of recognized national standing regularly retained by such Person and acceptable to Agent, conforms at the time to generally accepted accounting principles, consistently applied. Generally Accepted Accounting Principles means those principles and practices (a) which are recognized as such by the Financial Accounting Standards Board, (b) which are applied for all periods after the date hereof in a manner consistent with the manner in which such principles and practices were applied to the most recent audited financial statements of the relevant Person furnished to Lenders or where a change therein has been concurred in by such Person's independent auditors, and (c) which are consistently applied for all periods after the date hereof so as to reflect properly the financial condition, and results of operations and changes in financial position, of such Person. If there is a change in such accounting practice as to Borrower that could affect Borrower's ability to comply with the terms of this Agreement, the parties hereto agree to review and discuss such changes in accounting practice and the terms of this Agreement for a period of no more than thirty (30) days with a view to amending this Agreement so that the financial measures of Borrower's operating performance and financial condition are substantially the same after such change as they were immediately before such change.

         "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

         "Governmental   Authority"  means  any  government  (or  any  political
subdivision or jurisdiction thereof), court, bureau, agency or other governmental authority having jurisdiction over Borrower or any Subsidiary, or any of its or their business, operations or properties.

         "Gross Asset Value" means, at a given time, the sum of (a) Adjusted Asset Value at such time, plus (b) all cash and cash equivalents of Borrower and its Consolidated Subsidiaries at such time (excluding tenant deposits and other cash and cash equivalents the disposition of which is restricted in any way (excluding restrictions in the nature of early withdrawal penalties)), plus (c) the current book value of all real property of Borrower and its Consolidated Subsidiaries held for development or upon which construction is then in progress, plus (d) the contractual purchase price of properties subject to purchase obligations, repurchase obligations, and forward commitments to the extent the obligations are included in the Borrower's or any Consolidated Subsidiary's Total Liabilities.

         "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part), provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

         "Guarantor" means all Subsidiaries of Borrower and each other Person who has executed and delivered the Guaranty.

         "Guaranty" means the Guaranty executed by each Guarantor in favor of Agent and Lenders and substantially in the form of Exhibit B.

         "Hazardous Substances" means any toxic, radioactive, caustic or otherwise hazardous substance, waste or contaminant, including asbestos and petroleum, its derivatives, by-products and other hydrocarbons, or any substance or material having any constituent elements displaying any of the foregoing characteristics, which are defined in or identified or regulated by any Environmental Laws.

         "Indebtedness"  of any Person means at any date,  without  duplication,
(a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments,
(c) all obligations of such Person to pay the deferred purchase price of property or services, (d) all Capitalized Lease Obligations of such Person, (e) all Indebtedness secured by a Lien on any asset of such Person, whether or not such Indebtedness is otherwise an obligation of such Person, (f) all reimbursement obligations of such Person under any letters of credit or acceptances (whether or not the same have been presented for payment); (g) such Person's proportionate share of Indebtedness of any Unconsolidated Affiliate of such Person, which Indebtedness such Person is obligated on a non-recourse basis; (h) all indebtedness of any other Person of which such Person is a general partner; and (i) all Indebtedness of any such Unconsolidated Affiliate, which Indebtedness such Person has Guaranteed or is otherwise obligated on a recourse basis.

         "Intangible Assets" means, with respect to any Person (to the extent reflected in determining stockholders' equity of such Person) (a) deferred charges, (b) the amount of any write-up in the book value of any assets contained in any balance sheet resulting from revaluation thereof or any write-up in excess of the cost of such assets acquired, and (c) the aggregate of all amounts appearing on the assets side of any such balance sheet for franchises, licenses, permits, patents, patent applications, copyrights, trademarks, trade names, goodwill, treasury stock, experimental or organizational expenses and other like intangibles.

         "Interest Expense" means, for any Person and for any period, all paid or accrued interest expense of such Person for such period and shall include (a) all paid or accrued interest expense in respect of Indebtedness and other liabilities which such Person has Guaranteed or is otherwise obligated whether or not on a recourse basis (b) such Person's proportionate share of all paid or accrued interest expense for such period of Unconsolidated Affiliates of such Person, (c) costs related to Interest Rate Agreements, but shall not include capitalized interest on Reserved Construction Loans for such period, and (d) fees and other expenses related to the issuance of letters of credit.

         "Interest Period" means with respect to any LIBOR Loan, the period commencing on the date of the borrowing, Conversion or Continuation of such Loan and ending on the last day of the period selected by Borrower pursuant to the provisions below. The duration of each Interest Period shall be one, two, three or six months (and if approved by all Lenders, 12 months), in each case Borrower may, in an appropriate Notice of Borrowing, Notice of Continuation or Notice of Conversion, select. In no event shall an Interest Period of a Revolving Loan extend beyond the Maturity Date. Whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, however, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

         "Interest Rate Agreement" means any interest rate swap agreement, interest rate cap agreement, interest rate collar agreement or other similar contractual agreement or arrangement entered into by Borrower or any Subsidiary with a nationally recognized then rated investment grade financial institution for the purpose of protecting Borrower or such Subsidiary against fluctuations in interest rates.

         "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

         "Investment" means, with respect to any Person and whether or not such investment constitutes a controlling interest in such Person: (a) the purchase or other acquisition of any share of capital stock or other equity interest, evidence of Indebtedness or other security issued by any other Person; (b) any loan, advance or extension of credit to, or contribution to the capital of, any other Person; (c) any Guarantee of the Indebtedness of any other Person; (d) the subordination of any claim against a Person to other Indebtedness of such Person; and (e) any other investment in any other Person.

         "Issuing Bank" means Agent or an affiliate of Agent, as the issuer of Letters of Credit hereunder.

         "Issuing Bank Fees" means the Fees payable to the Issuing Bank pursuant to the last sentences of Section 3.1(c) and (d).

         "L/C Commitment Amount" means an amount equal to $10,000,000.00

         "Lending Office" means, for each Lender and for each Type of Loan, the office of such Lender specified as such on its signature page hereto, or in any applicable Assignment or Acceptance Agreement or such other office of such Lender as such Lender may notify the Agent from time to time.

         "Letter of Credit" has the meaning set forth in Section 2.13(a).

         "Letter of Credit Documents" means, with respect to any Letter of Credit, collectively, any application therefor, any certificate or other document presented in connection with a drawing under such Letter of Credit and any other agreement, instrument or other document governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations.

         "Letter of Credit Liabilities" shall mean, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the Stated Amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations of Borrower at such time due and payable in respect of all drawings made under such Letter of Credit. For purposes of this Agreement, a Lender shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest in the related Letter of Credit under Section 2.13(f).

         "LIBO Rate" means, with respect to each Interest Period, the average rate of interest per annum (rounded upwards, if necessary, to the next highest 1/16th of 1%) at which deposits in immediately available funds in Dollars are offered to Agent (at approximately 10:00 a.m., two Business Days prior to the first day of such Interest Period) by first class banks in the interbank Eurodollar market, for delivery on the first day of such Interest Period, such deposits being for a period of time equal or comparable to such Interest Period and in an amount equal to or comparable to the principal amount of the LIBOR Loan to which such Interest Period relates. Each determination of the LIBO Rate by Agent shall, in absence of demonstrable error, be conclusive and binding.

         "LIBOR Loan" means any Revolving Loan hereunder with respect to which the interest rate is calculated by reference to the LIBO Rate for a particular Interest Period.

         "Lien" as applied to the property of any Person means: (a) any mortgage, deed to secure debt, deed of trust, pledge, lien, charge or lease constituting a Capitalized Lease Obligation, conditional sale or other title retention agreement, or other security interest, security title or encumbrance of any kind in respect of any property of such Person, or upon the income or profits therefrom; (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person; and (c) the filing of, or any agreement to give, any financing statement under the Uniform Commercial Code or its equivalent in any jurisdiction.

         "Loan" means a Revolving Loan.

         "Loan Document" means this Agreement, each of the Notes, each Letter of Credit, each of the Guaranties, any agreement evidencing the fees referred to in
Section 3.1(c) and each other document or instrument executed and delivered by any Loan Party in connection with this Agreement or any of the other foregoing documents.

         "Loan Party" means each of Borrower, each Guarantor, and each other Person who guarantees all or a portion of the Obligations and/or who pledges any collateral security to secure all or a portion of the Obligations.

         "Major Agreements" means, at any time, (a) each Property Management Agreement with respect to a Pool Property and (b) any other agreement which in any way relates to the use, occupancy, operation, maintenance, enjoyment or ownership of an Unencumbered Pool Property, the breach or loss of which would have a Materially Adverse Effect.

         "Major Space Lease" means a lease of space in any Real Property which represents more than fifteen percent (15%) of the net rentable space in such Pool Property.

         "Majority Lenders" means, as at any time, Lenders having at least 66-2/3% of the aggregate amount of the Commitments or, if the Commitments have been terminated or reduced to zero, Lenders holding at least 66-2/3% of the principal amount of the Loans and Letter of Credit Liabilities.

         "Materially Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition, or results of operations of Borrower and its Consolidated Subsidiaries taken as a whole, (b) the ability of any Loan Party to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of such Loan Documents,
(d) the rights and remedies of Lenders and Agent under any of such Loan Documents or (e) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith. Except with respect to representations made or deemed made by Borrower under Article 6. or in any of the other Loan Documents to which any Loan Party is a party, all determinations of materiality shall be made by Agent in its reasonable judgment unless expressly provided otherwise.

         "Maximum Loan Availability" means, at any time, the least of (a) the amount, if any, by which (i) the Unencumbered Pool Value divided by 1.75, exceeds (ii) all Unsecured Liabilities (other than the Loans and the Letter of Credit Liabilities) of Borrower and its Consolidated Subsidiaries, (b) the aggregate amount of the Commitments, and (c) for the period from the Effective Date until the date which is 60 days after such date, $15,000,000.00 plus any increase in the Unencumbered Pool Value from the Effective Date at the time of determination thereof.

         "Mortgage" means a mortgage, deed of trust or deed to secure debt or similar security instrument made by a Person owning an interest in real estate granting a Lien or such interest in real estate as security for the payment of Indebtedness.

         "Net Operating Income" means, for any Property for the period in question, but without duplication, the sum of (a) rents and other revenues received in the ordinary course from such Property (including amounts received from tenants as reimbursements for common area maintenance, taxes and insurance and proceeds of rent loss insurance but excluding pre-paid rents and revenues and security deposits except to the extent applied in satisfaction of tenants' obligations for rent) minus (b) all expenses paid or accrued related to the ownership, operation or maintenance of such property, including but not limited to taxes, assessments and the like, insurance, utilities, payroll costs, maintenance, repair and landscaping expenses, marketing expenses, and general and administrative expenses (including an appropriate allocation for legal, accounting, advertising, marketing and other expenses incurred in connection with such property, but specifically excluding general overhead expenses of Borrower and any property management fees) minus (c) the Capital Expenditures Reserve for such Property as of the end of such period minus (d) the greater of
(i) the actual property management fee paid during such period and (ii) an imputed management fee in the amount of one percent (1.0%) of the gross revenues for such Property for such period, in each case determined in accordance with GAAP.

         "Net Worth" means, for any Person and as of a given date, (a) ninety percent (90%) of such Person's total stockholder's equity plus (b) all depreciation and amortization of such Person after June 30, 1998 minus (c) all Intangible Assets of such Person, all as determined in accordance with GAAP.

         "Non-ERISA Plan" means any Plan subject to Section 4975 of the Internal Revenue Code.

         "Note" means a Revolving Note.

         "Notice of Borrowing" means a notice in the form of Exhibit D to be delivered to Agent pursuant to Section 2.2 evidencing Borrower's request for a Borrowing of Revolving Loans.

         "Notice of Continuation" means a notice in the form of Exhibit E to be delivered to Agent pursuant to Section 2.4 evidencing Borrower's request for the Continuation of a Borrowing of Revolving Loans.

         "Notice of Conversion" means a notice in the form of Exhibit F to be delivered to Agent pursuant to Section 2.5 evidencing Borrower's request for the Conversion of a Borrowing of Revolving Loans.

         "Obligations" means, individually and collectively: (a) all Loans; (b) all Reimbursement Obligations and all other Letter of Credit Liabilities; (c) any and all renewals and extensions of any of the foregoing and (d) all other indebtedness, liabilities, obligations, covenants and duties of Borrower owing to Agent and/or Lenders and/or the Issuing Bank of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

         "Occupancy Rate" means, with respect to a Property at any time, the ratio, expressed as a percentage, of (a) the net rentable square footage of such Property actually occupied by tenants paying rent pursuant to binding leases as to which no monetary default has occurred and has been continuing for a period of 90 or more days to (b) the aggregate net rentable square footage of such Property.

         "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

         "Permitted Distributions" means an amount not exceeding 95% of Borrower's Funds from Operations for any fiscal quarter during the quarterly period following the fiscal quarter commencing September 30, 1999 and during any consecutive fiscal quarter period thereafter.

         "Permitted Liens" means (a) Liens granted to Agent to secure the Obligations, (b) pledges or deposits made to secure payment of worker's compensation (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs, (c) encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, provided that such items do not materially impair the use of such property for the purposes intended and none of which is violated in any material respect by existing or proposed structures or land use, (d) the following to the extent no Lien has been filed in any jurisdiction or agreed to: (i) Liens for taxes not yet due and payable; or (ii) Liens imposed by mandatory provisions of Applicable Law such as for materialmen's, mechanic's, warehousemen's and other like Liens arising in the ordinary course of business, securing payment of Indebtedness the payment of which is not yet due, (e) Liens for taxes, assessments and governmental charges or assessments that are being contested in good faith by appropriate proceedings diligently conducted, and for which reserves acceptable to Agent have been provided, (f) Liens expressly permitted under the terms of the Loan Documents, and (g) any extension, renewal or replacement of the foregoing to the extent such Lien as so extended, renewed or replaced would otherwise be permitted hereunder.

         "Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

         "Plan" means at any time an employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under
Section 412 of the Internal Revenue Code.

         "Pro Rata Share" means, with respect to any Lender, the percentage obtained by dividing (a) the amount of such Lender's Commitment by (b) the aggregate amount of Commitments of all Lenders, or, if the Commitments shall have been terminated, the percentage obtained by dividing (i) the aggregate unpaid principal amount of Loans and Letter of Credit Liabilities owing to such Lender by (ii) the aggregate unpaid principal amount of all Loans and Letter of Credit Liabilities.

         "Property" means real property improved with one or more operating retail properties owned directly or indirectly by Borrower.

         "Property Management Agreements" means, collectively, all agreements entered into by Borrower with a Property Manager pursuant to which Borrower engages such Property Manager to advise Borrower with respect to the management of an Unencumbered Pool Property.

         "Property Manager" means any Person engaged by Borrower under a Property Management Agreement to advise Borrower with respect to the management of an Unencumbered Pool Property.

         "Regulations T, U and X" means Regulations T, U and X of the Board of Governors of the Federal Reserve System, as in effect from time to time.

         "Reimbursement  Obligation"  means  the  absolute,   unconditional  and
irrevocable obligation of Borrower to reimburse the Issuing Bank for any drawing honored by the Issuing Bank under a Letter of Credit.

         "REIT" means a Person qualifying for treatment as a "real estate investment trust" under the Internal Revenue Code.

         "Reserved Construction Loan" shall mean a construction loan extended to Borrower or any Subsidiary for the purpose of financing construction of a Property in respect of which: (a) no default or event of default exists; (b) interest on such loan has been budgeted to accrue at a rate of not less than the Base Rate at the time the interest reserve account is established; (c) the amount of such budgeted interest has been (i) included in the principal amount of such loan and (ii) segregated into an interest reserve account (which shall include any arrangement whereby loan proceeds equal to such budgeted interest are reserved and only disbursed to make interest payments in respect of such loan); (d) absent an event of default or default, such interest can be paid out of such interest reserve account only for the purpose of making interest payments on such loan; and (e) the amount held in such interest reserve account in respect of such loan, together with the net income, if any, from such Property projected by Agent will be sufficient, as determined by Agent, to pay all Interest Expense on such loan until the date that the Net Operating Income of such Property is anticipated to be sufficient to pay all Interest Expense on such loan.

         "Restricted Payment" means cash payment or other distributions on, or in respect of, any class of stock of, or other equity interest in, a Person, or other payments or transfers made in respect of the redemption, repurchase or acquisition of such stock or equity interest, other than any distribution or other payment payable solely in capital stock of such Person.

         "Revolving Credit Termination Date" means the earlier to occur of (a) November 10, 1999, or such later date to which such date may be extended in accordance with Section 2.11 or (b) the date on which the Commitments are terminated pursuant to Section 9.2.

         "Revolving Loan" means a loan made by a Lender to Borrower under
Section 2.1.

         "Revolving Note" means a promissory note executed by Borrower, payable to the order of a Lender, in an amount equal to such Lender's Commitment and substantially in the form of Exhibit C.

         "Secured Indebtedness" means, with respect to any Person, any Indebtedness of such Person that is secured in any manner by any Lien on any real property and shall include such Person's pro rata share of the Secured Indebtedness of any of such Person's Unconsolidated Affiliates.

         "Share" means a transferable unit of beneficial interest in Borrower.

         "Solvent" means, when used with respect to any Person, that (a) the fair value and the fair salable value of its assets (excluding any Indebtedness due from any Affiliate of such Person) are each in excess of the fair valuation of its total liabilities (including all contingent liabilities); (b) such Person is able to pay its debts or other obligations in the ordinary course as they mature and (c) that the Person has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

         "Stated Amount" means the amount available to be drawn by a beneficiary under a Letter of Credit from time to time, as such amount may be increased or reduced from time to time in accordance with the terms of such Letter of Credit.

         "Subsidiary" means, for any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (without regard to the occurrence of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person. "Wholly Owned Subsidiary" means any such corporation, partnership or other entity of which all of the equity securities or other ownership interests (other than, in the case of a corporation, directors' qualifying shares) are so owned or controlled.

         "Substantial Amount" means, at the time of determination thereof, an amount greater than or equal to 15% of the sum of (a) total consolidated assets of Borrower and its Consolidated Subsidiaries at such time plus (b) consolidated accumulated depreciation of Borrower and its Consolidated Subsidiaries at such time.

         "Total Liabilities" means, as to any Person, at a particular date, all liabilities which would, in conformity with GAAP, be properly classified as a liability on the balance sheet of such Person as at such date, and in any event shall include (without duplication): (a) all Indebtedness of such Person; (b) all accounts payable of such Person; (c) all reimbursement obligations of such Person under any letters of credit or banker's acceptances (whether or not the same have been presented for payment); (d) all lease obligations (including without limitation, ground leases) of such Person; (e) all purchase and repurchase obligations and forward commitments of such Person; (f) all unfunded obligations of such Person and (g) all Contingent Obligations of such Person.

         "Type" with respect to any Loan, refers to whether such Loan is a LIBOR Loan or a Base Rate Loan.

         "Unconsolidated Affiliate" shall mean, in respect of any Person, any other Person in whom such Person holds an Investment, which Investment is accounted for in the financial statements of such Person on an equity basis of accounting and whose financial results would not be consolidated under GAAP with the financial results of such Person on the consolidated financial statements of such Person.

         "Unencumbered NOI" means, for any period, the aggregate Net Operating Income for such period for each Property of Borrower or any Subsidiary which satisfies all of the following requirements as determined by Agent: (a) such Property is owned in fee simple by Borrower or a Subsidiary of Borrower; (b) neither such Property nor any interest of Borrower or such Subsidiary therein, is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness; (c) if such Property is owned by a Subsidiary: (i) none of Borrower's direct or indirect ownership interest in such Subsidiary is subject to any Lien other than Permitted Liens or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness and (ii) neither such Subsidiary, nor any other Subsidiary through which Borrower holds any indirect interest in such Subsidiary, is subject to any restriction of any kind which would limit its ability to pay or perform its obligations under the Guaranty required to be delivered hereunder prior to its obligation to pay dividends or make any other distribution on any of such Subsidiary's capital stock or other securities owned by Borrower or any other Subsidiary of Borrower. For purposes of this definition, the Unencumbered NOI for any period for any Property owned by a Subsidiary which is not a Wholly Owned Subsidiary shall be limited to the Borrower's pro rata share of the distributed Net Operating Income of such Property for such period.

         "Unencumbered Pool Certificate" means a report, certified by the chief financial officer of Borrower in the manner provided for in Exhibit I, setting forth the calculations required to establish the Unencumbered Pool Value as of a specified date, all in form and detail satisfactory to Agent.

         "Unencumbered Pool Properties" means those Eligible Properties that have been approved pursuant to Article 5 for inclusion when calculating the Maximum Loan Availability.

         "Unencumbered Pool Value" means, at any time, the sum of the following amounts as determined for each Unencumbered Pool Property: (a) the Net Operating Income of such Unencumbered Pool Property for the fiscal quarter most recently ended times (b) 4 and divided by (c) 9.5%. Notwithstanding anything set forth in this definition to the contrary (x) not more than 40% of the total Unencumbered Pool Value can be attributable to Unencumbered Pool Properties which are not 100% owned by Borrower or Wholly Owned Subsidiaries, and (y) if an Unencumbered Pool Property has been owned for less than one fiscal quarter, then either (i) the purchase price of such Unencumbered Pool Property, or (ii) the aggregate developmental and construction cost of such Unencumbered Pool Property shall be its Unencumbered Pool Value.

         "Unsecured   Indebtedness"   means,  with  respect  to  a  Person,  all
Indebtedness of such Person that is not Secured Indebtedness.

         "Unsecured Interest Expense" means, with respect to a Person and for a given period, all Interest Expense for such period attributable to the Unsecured Indebtedness of such Person.

         "Unsecured Liabilities" means, as to any Person as of a given date, (a) all liabilities which would, in conformity with GAAP, the properly classified as a liability on the consolidated balance sheet of such Person as at such date plus (b) all Indebtedness of such Person (to the extent not included in the preceding clause (a)) minus (c) all Secured Indebtedness of such Person. When determining the Unsecured Liabilities of Borrower and its Subsidiaries, accounts payable and accrued dividends payable shall be included only to the extent the aggregate amount thereof exceeds the aggregate amount of cash and cash equivalents (excluding tenant deposits and other cash and cash equivalents Borrower's disposition of which is restricted in any way (excluding restrictions in the nature of early withdrawal penalties)) then reportable on a consolidated balance sheet of Borrower.

         "Unprotected Floating Rate Debt" means all Indebtedness of Borrower and its Subsidiaries (including, without limitation, Indebtedness of Unconsolidated Affiliates of Borrower or any Subsidiary which Indebtedness is recourse to Borrower or such Subsidiary) which bears interest at fluctuating rates and for which Borrower or such Subsidiary has not obtained Interest Rate Agreements which effectively cause such variable rates to be equivalent to fixed rates or to not otherwise exceed 9.5% per annum.

         SECTION 1.2.      Accounting Terms and Determinations; Covenant
                           Calculations.

         Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP.

         SECTION 1.3.      Subsidiaries.

         Unless   explicitly   set  forth  to  the  contrary,   a  reference  to
"Subsidiary" shall mean a Subsidiary of Borrower and a reference to an "Affiliate" shall mean a reference to an Affiliate of Borrower.

         SECTION 1.4.      Interpretation Generally; Times.

         References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. References in this Agreement or any other Loan Document to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, as updated from time to time,
(b) shall include all documents, instruments or agreements issued or executed in replacement thereof, and (c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, modified or supplemented from time to time in accordance with its terms and in effect at any given time. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Unless otherwise indicated, all references to time are references to San Francisco, California time.

                                   ARTICLE 2.
                                 CREDIT FACILITY

         SECTION 2.1.      Making of Revolving Loans.

         2.1.1. Subject to the terms and conditions set forth in this Agreement including, without limitation, Section 2.1(b), each Lender severally agrees to make Revolving Loans to Borrower during the period from and including the Effective Date to but excluding the Revolving Credit Termination Date, in an aggregate principal amount at any one time outstanding up to, but not exceeding, the lesser of (a) such Lender's Pro Rata Share of the Maximum Loan Availability and (b) such Lender's Commitment. Each borrowing of Revolving Loans hereunder shall be in an aggregate principal amount of (i) with respect to Base Rate Loans, $100,000.00 and integral multiples of $50,000.00 in excess of that amount (except that any such borrowing of Base Rate Loans may be in the aggregate amount of the unused Commitments) and (ii) with respect to LIBOR Loans, $250,000.00 and integral multiples of $100,000.00 in excess of that amount. Within the foregoing limits and subject to the other terms of this Agreement, Borrower may borrow, repay and reborrow Revolving Loans.

         2.1.2. Notwithstanding any other term of this Agreement or any other Loan Document, at no time may the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate amount of all Letter of Credit Liabilities, exceed the lesser of (a) Maximum Loan Availability at such time or
(b) the aggregate amount of the Lenders' Commitments.

         SECTION 2.2.      Requests for Revolving Loans.

         Not later than 10:00 a.m. at least one Business Day prior to a borrowing of Base Rate Loans and not later than 10:00 a.m. at least three Business Days prior to a borrowing of LIBOR Loans, Borrower shall deliver to Agent a Notice of Borrowing. Each Notice of Borrowing shall specify the principal amount of the Revolving Loans to be borrowed, the date such Revolving Loans are to be borrowed (which must be a Business Day), the use of the proceeds of such Revolving Loans, the Type of the requested Revolving Loans and if such Revolving Loans are to be LIBOR Loans, the initial Interest Period for such Revolving Loans. Each Notice of Borrowing shall be irrevocable once given and binding on Borrower. Prior to delivering a Notice of Borrowing, Borrower may (without specifying whether a Revolving Loan will be a Base Rate Loan or a LIBOR
Loan) request that Agent provide Borrower with the most recent LIBO Rate available to Agent. Agent shall provide such quoted rate to Borrower and to Lenders on the date of such request or as soon as possible thereafter.

         SECTION 2.3.      Funding.

         2.3.1. Promptly after receipt of a Notice of Borrowing under Section 2.2, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed borrowing. Each Lender shall deposit an amount equal to the Revolving Loan to be made by it with Agent at Agent's Lending Office, in immediately available funds not later than 10:00 a.m. on the date of such proposed Revolving Loans. Upon and subject to fulfillment of all applicable conditions set forth herein, Agent shall make available to Borrower at Agent's Lending Office, not later than 11:00 a.m. on the date of the requested Revolving Loans, the proceeds of such amounts received by Agent. The failure of any Lender to deposit the amount described above with Agent shall not relieve any other Lender of its obligations hereunder to make its Revolving Loan.

         2.3.2. Unless Agent shall have been notified by any Lender that such Lender will not make available to Agent the Revolving Loan to be made by such Lender on such date, Agent may in its discretion assume that such Lender will make the proceeds of such Revolving Loan available to Agent on the date of the requested borrowing as set forth in the Notice of Borrowing and Agent may (but shall not be obligated to), in reliance upon such assumption, make available to Borrower the amount of such Revolving Loan to be provided by such Lender.

         SECTION 2.4.      Continuation.

         So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, with respect to any LIBOR Loan, elect to maintain such LIBOR Loan or any portion thereof as a LIBOR Loan by selecting a new Interest Period for such LIBOR Loan. Each new Interest Period selected under this Section shall commence on the last day of the immediately preceding Interest Period. Each selection of a new Interest Period shall be made by Borrower's giving of a Notice of Continuation not later than 10:00 a.m. on the third Business Day prior to the date of any such Continuation by Borrower to Agent. Promptly after receipt of a Notice of Continuation, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Continuation. Such notice by Borrower of a Continuation shall be by telephone or telecopy, confirmed immediately in writing if by telephone, in the form of a Notice of Continuation, specifying (a) the date of such Continuation,
(b) the LIBOR Loan and portion thereof subject to such Continuation and (c) the duration of the selected Interest Period, all of which shall be specified in such manner as is necessary to comply with all limitations on Loans outstanding hereunder. Each Notice of Continuation shall be irrevocable by and binding on Borrower once given. If Borrower shall fail to select in a timely manner a new Interest Period for any LIBOR Loan in accordance with this Section, such Loan will automatically, on the last day of the current Interest Period therefore, Convert into a Base Rate Loan notwithstanding failure of Borrower to comply with
Section 2.5.

         SECTION 2.5.      Conversion.

         So long as no Event of Default shall have occurred and be continuing, Borrower may on any Business Day, upon Borrower's giving of a Notice of Conversion to Agent, Convert the entire amount of all or a portion of a Loan of one Type into a Loan of another Type. Promptly after receipt of a Notice of

Conversion, Agent shall notify each Lender by telex or telecopy, or other similar form of transmission of the proposed Conversion. Any Conversion of a LIBOR Loan into a Base Rate Loan shall be made on, and only on, the last day of an Interest Period for such LIBOR Loan. Each such Notice of Conversion shall be given not later than 10:00 a.m. on the Business Day prior to the date of any proposed Conversion into Base Rate Loans and on the third Business Day prior to the date of any proposed Conversion into LIBOR Loans. Subject to the restrictions specified above, each Notice of Conversion shall be by telephone or telecopy confirmed immediately in writing if by telephone in the form of a Notice of Conversion specifying (a) the requested date of such Conversion, (b) the Type of Loan to be Converted, (c) the portion of such Type of Loan to be Converted, (d) the Type of Loan such Loan is to be Converted into and (e) if such Conversion is into a LIBOR Loan, the requested duration of the Interest Period of such Loan. Each Notice of Conversion shall be irrevocable by and binding on Borrower once given. Each Conversion from a Base Rate Loan to a LIBOR Loan shall be in an aggregate amount for the Loans of all Lenders of not less than $250,000.00 or integral multiples of $100,000.00 in excess of that amount.

         SECTION 2.6.      Interest Rate.

         2.6.1. All Loans. The unpaid principal of each Base Rate Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the Base Rate in effect from day to day. The unpaid principal of each LIBOR Loan shall bear interest from the date of the making of such Loan to but not including the date of repayment thereof at a rate per annum equal to the Adjusted LIBO Rate for the Interest Period therefor.

         2.6.2.   Default  Rate.   Notwithstanding  the  immediately   preceding
subsection (a), effective immediately upon the occurrence and during the continuance of any Event of Default, the outstanding principal balance of the Loans and all Reimbursement Obligations, and to the extent permitted by Applicable Law any interest payments on the Loans not paid when due, shall bear interest payable on demand until paid at the Base Rate from time to time in effect plus four percent (4.0%).

         SECTION 2.7.      Special Provisions for LIBOR Loans.

         2.7.1. Inadequacy of LIBOR Pricing. Anything herein to the contrary notwithstanding, if, on or prior to the determination of any LIBO Rate for any Interest Period:

                  2.7.1.1. Agent reasonably determines, which determination shall be conclusive, that quotations of interest rates for the relevant deposits referred to in the definition of LIBO Rate are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for LIBOR Loans as provided herein; or

                  2.7.1.2. any Lender reasonably determines, which determination shall be conclusive, and notifies Agent that the relevant rates of interest referred to in the definition of LIBO Rate upon the basis of which the rate of interest for LIBOR Loans for such Interest Period is to be determined are not likely adequately to cover the cost to such Lender of making or maintaining LIBOR Loans for such Interest Period;

then Agent shall give Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, Lenders shall be under no obligation to, and shall not, make additional LIBOR Loans, Continue LIBOR Loans or Convert Base Rate Loans into LIBOR Loans and Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Loan, either prepay such Loan or Convert such Loan into a Base Rate Loan in accordance with Section 2.5.

         2.7.2. Number of Interest Periods. Anything herein to the contrary notwithstanding, there shall not be outstanding at any one time more than six
(6) Interest Periods.

         2.7.3. Illegality of LIBOR Loans. If, after the date of this Agreement, the adoption of any Applicable Law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Lender to make, maintain or fund LIBOR Loans, such Lender shall forthwith give notice thereof to Agent and Borrower. Before giving any notice pursuant to this subsection, such Lender shall designate a different LIBOR lending office if such designation will avoid the need for giving such notice and will not be otherwise materially disadvantageous to any such Lender (as determined in the reasonable judgment of such Lender). Upon receipt of such notice, Borrower shall either (i) exercise its rights under Section 2.14 with respect to such Lender, or (ii) Convert such Lender's LIBOR Loans to Base Rate Loans, on either (A) the last day of the then-current Interest Period applicable to such LIBOR Loan if such Lender may lawfully continue to maintain and fund such LIBOR Loan to such day or (B) immediately if such Lender may not lawfully continue to fund and maintain such LIBOR Loan to such day.

         2.7.4. Consequential Losses. Borrower shall indemnify Agent and each Lender against any Consequential Loss incurred by Agent and each Lender as a result of (i) any failure to fulfill, on or before the date specified for such Loan in the applicable Notice of Borrowing, the conditions to such Loan set forth herein, or (ii) Borrower's requesting that a Base Rate Loan not be Converted into a LIBOR Loan on the date specified for such Conversion in a
Notice of Conversion, (iii) Borrower's requesting that a LIBOR Loan not be Continued on the date specified for such Continuation in a Notice of Continuation or (iv) Borrower's requesting that a LIBOR Loan not be made on the date specified for such LIBOR Loan in the Notice of Borrowing. A certificate of Agent and each Lender establishing the amount due from Borrower according to the preceding sentence, together with a description in reasonable detail of the manner in which such amount has been calculated, shall be prima facie evidence thereof.

         2.7.5. Increased Costs for LIBOR Loans. If, after the date hereof, any Governmental Authority, central bank or other comparable authority, shall at any time impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender, or shall impose on any

Lender (or its eurodollar lending office) or the interbank eurodollar market any other condition affecting its LIBOR Loans, such Lender's Note or its obligation to make LIBOR Loans; and the result of any of the foregoing is to increase the cost to such Lender of making or maintaining its LIBOR Loans, or to reduce the amount of any sum received or receivable by such Lender under this Agreement, or under such Lender's Note, by an amount reasonably deemed by such Lender to be material, then, within five days after demand by such Lender, Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such increased cost or reduction. Such Lender will (i) notify Agent and Borrower of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this subsection as promptly as practicable (but in any event within 120 days) after such Lender obtains actual knowledge of such event, and Borrower shall not be liable for any such increased costs that accrue between the date such notification is required to be given and the date it was actually given and (ii) use good faith and reasonable efforts to designate a different lending office for such Lender's LIBOR Loans if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the reasonable opinion of such Lender, be materially disadvantageous to such Lender (provided that any such foreign Lender shall have no obligation to so designate a lending office located in the United States of America). A certificate of such Lender claiming compensation under this Section and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to it hereunder shall be prima facie evidence thereof.

         2.7.6.  Effect on Base Rate Loans. If notice has been given pursuant to
Section 2.7(a) or (c) requiring LIBOR Loans of a Lender to be repaid or Converted, then unless and until Agent notifies Borrower that the circumstances giving rise to such repayment no longer apply, all Loans shall be Base Rate Loans. If Agent notifies Borrower that the circumstances giving rise to such repayment no longer apply, Borrower may thereafter select Loans from such Lender to be LIBOR Loans.

         2.7.7. Payments Not at End of Interest Period. If Borrower makes any payment of principal with respect to any LIBOR Loan of a Lender on any day other than the last day of an Interest Period applicable to such LIBOR Loan, then Borrower shall reimburse such Lender on demand the Consequential Loss incurred by such Lender as a result of the timing of such payment. A certificate of Agent setting forth in reasonable detail the basis for the determination of the amount of Consequential Loss shall be delivered to Borrower by Agent and shall, in the absence of demonstrable error, be conclusive and binding. Any Conversion of a LIBOR Loan to a Base Rate Loan on any day other than the last day of the Interest Period for such LIBOR Loan shall be deemed a payment for purposes of this subsection.

         SECTION 2.8.      Capital Adequacy.

         If, after the date hereof, any Lender shall have determined that either
(a) the adoption of any law, rule, regulation or guideline of general applicability regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or (b) compliance by such Lender (or any lending office of such Lender) with any request or directive of general applicability regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital as a consequence of its or Borrower's obligations hereunder to a level below that which such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then from time to time, within ten days after demand by such Lender, which demand shall include a calculation and a reference to the law, rule or regulation, Borrower shall pay to such Lender such additional amount or amounts as will adequately compensate such Lender for such reduction. Such Lender will notify Agent and Borrower of any such determination which will entitle such Lender to compensation pursuant to this subsection as promptly as practicable (but in any event within 120 days) after such Lender obtains actual knowledge of the event or condition prompting such Lender to make such determination, and Borrower shall not be liable for any such amount or amounts that accrue between the date such notification is required to be given and the date it was actually given. A certificate of such Lender claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder, together with the description of the manner in which such amounts have been calculated, shall be prima facie evidence thereof. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

         SECTION 2.9.      Repayment of Loans.

         2.9.1. Payment of Interest. All accrued and unpaid interest on the unpaid principal amount of each Loan shall be payable (i) monthly in arrears on the first day of each month, commencing with the first full calendar month occurring after the Effective Date, (ii) on the Revolving Credit Termination Date and (iii) on any date on which the principal balance of such Loan is due and payable in full.

         2.9.2.   Payment  of  Principal  of  Revolving   Loans.  The  aggregate
outstanding principal balance of all Revolving Loans shall be due and payable in full on the Revolving Credit Termination Date.

         2.9.3. Optional Prepayments. Borrower may, upon at least one Business Day's prior notice to Agent, prepay any Loan in whole at any time, or from time to time in part in an amount equal to $100,000.00 or integral multiples of $50,000.00 in excess of that amount, by paying the principal amount to be prepaid. If Borrower shall prepay the principal of any LIBOR Loan on any date other than the last day of the Interest Period applicable thereto, Borrower shall pay the amounts, if any, due under Section 2.7(d).

         2.9.4. Mandatory Prepayments. If at any time the aggregate principal amount of all outstanding principal balances of Revolving Loans, together with the aggregate amount of Letter of Credit Liabilities, exceeds the aggregate amount of the Commitments in effect at such time, Borrower shall promptly upon demand pay to Agent for the accounts of the Lenders the amount of such excess. If at any time the aggregate outstanding principal balances of Revolving Loans together with the aggregate amount of all Letter of Credit Liabilities, exceeds the Maximum Loan Availability, then Borrower shall, within 10 days of Borrower obtaining actual knowledge of the occurrence of such excess, deliver to Agent and each Lender a written plan acceptable to Lenders to eliminate such excess (whether by designation of additional Properties as Unencumbered Pool

Properties, by Borrower repaying an appropriate amount of Loans, or otherwise). If such excess is not eliminated within 30 days of Borrower obtaining actual knowledge of the occurrence thereof, then the entire outstanding principal balance of all Loans and all accrued interest thereon, together with an amount equal to all Letter of Credit Liabilities for deposit into the Collateral Account, shall be immediately due and payable in full.

         2.9.5. General Provisions as to Payments. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by Borrower under this Agreement, the Notes or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to Agent at its Lending Office, not later than 11:00 a.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). All payments to be made by Borrower to the Issuing Bank under this Agreement or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to the Issuing Bank, not later than 11:00 a.m. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business
Day). The parties agree that if Borrower makes any payment due hereunder after 11:00 a.m. but before 5:00 p.m. on the date such payment is due, such late payment shall not constitute a Default under Section 9.1(a) but shall nevertheless for all other purposes, including but not limited to, the calculation of interest and any fees payable pursuant to Section 3.1(a), be deemed to have been paid as of the next succeeding Business Day as provided in the applicable parenthetical phrase of the preceding sentences. Each payment received by Agent for the account of a Lender under this Agreement or any Note shall be paid to such Lender, by wire transfer of immediately available funds in accordance with the wiring instructions provided by such Lender to the Agent from time to time, for the account of such Lender at the applicable Lending Office of such Lender. In the event Agent fails to pay such amounts to such Lender within one Business Day of receipt by Agent, Agent shall pay interest on such amount at a rate per annum equal to the Federal Funds Rate from time to time in effect. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for the period of such extension.

         SECTION 2.10.     Voluntary Reductions of the Commitments.

         Borrower may terminate or reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include the aggregate amount of all Letter of Credit Liabilities) at any time and from time to time without penalty or premium upon not less than three Business Days prior notice to Agent of each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction (which in the case of any partial reduction of the Commitments shall not be less than $100,000.00 and integral multiples of $50,000.00 in excess of that amount) and shall be irrevocable once given and effective only upon receipt by Agent; provided, however, that if Borrower seeks to reduce the aggregate amount of the Commitments below $2,000,000.00, then the Commitments shall be reduced to zero and except as otherwise provided herein, the provisions of this Agreement shall terminate. The Commitments, once reduced pursuant to this Section, may not be increased. Borrower shall pay all interest and other costs on the Revolving Loans accrued to the date of such reduction or termination of the Commitments to Agent for the account of Lenders.

         SECTION 2.11.     Extension of Revolving Credit Termination Date.

         Borrower may request Agent and Lenders to extend the current Revolving Credit Termination Date for one three-month period by executing and delivering to Agent at least 90 days but no more than 120 days prior to the then-current Revolving Credit Termination Date, a written request in the form of Exhibit G (an "Extension Request"). Agent shall forward to each Lender and the Issuing Bank a copy of any Extension Request delivered to Agent promptly upon receipt thereof. So long as (a) Borrower has completed the consolidation of a majority (determined by using the weighted average of the relative Unencumbered NOI for such Unencumbered Pool Properties) of all of the Unencumbered Pool Properties shown on Schedule 2.11 into Borrower or a Wholly Owned Subsidiary of Borrower,
(b) no Event of Default shall have occurred and be continuing at the time such Extension Request is received by the Agent, and (c) Borrower shall have concurrently with delivery of the Extension Request paid to Agent the Extension Fee in accordance with Section 3.1(b), the Revolving Credit Termination Date shall thereupon be extended for three months.

         SECTION 2.12.     Notes.

         The obligation of Borrower to repay the Revolving Loans shall, in addition to this Agreement, be evidenced by the Revolving Notes.

         SECTION 2.13.     Letters of Credit.

         2.13.1. Letters of Credit. Subject to the terms and conditions of this Agreement including, without limitation, Section 2.1(b), Agent agrees to cause the Issuing Bank, on behalf of Lenders, to issue for the account of Borrower during the period from and including the Effective Date to, but excluding, the Revolving Credit Termination Date one or more letters of credit (each a "Letter of Credit") in such form and containing such terms as may be requested from time to time by Borrower and acceptable to the Issuing Bank and Agent, up to a maximum aggregate Stated Amount at any one time outstanding not to exceed the L/C Commitment Amount.

         2.13.2. Terms of Letters of Credit. At the time of issuance, the amount, terms and conditions of each Letter of Credit, and of any drafts or acceptances thereunder, shall be subject to approval by the Issuing Bank, Agent and Borrower. Notwithstanding the foregoing, in no event may (i) the expiration date of any Letter of Credit extend beyond the Revolving Credit Termination Date, (ii) a Letter of Credit have an initial duration in excess of one year,
(iii) a Letter of Credit contain an automatic renewal clause or (iv) a Letter of Credit be issued within 30 days of the Revolving Credit Termination Date. The initial Stated Amount of each Letter of Credit shall be at least $100,000.00.

         2.13.3. Requests for Issuance of Letters of Credit. In connection with the proposed issuance of a Letter of Credit, Borrower shall give Agent written notice (or telephonic notice promptly confirmed in writing) prior to the requested date of issuance of a Letter of Credit, such notice to describe in reasonable detail the proposed terms of such Letter of Credit and the nature of the transactions or obligations proposed to be supported by such Letter of Credit, and in any event shall set forth with respect to such Letter of Credit
(i) the proposed initial Stated Amount, (ii) the beneficiary, (iii) whether such Letter of Credit is a commercial or standby letter of credit and (iv) the proposed expiration date. Borrower shall also execute and deliver such customary applications and agreements for standby letters of credit, standby letter of credit agreements, applications for amendment to letter of credit, and other forms as requested from time to time by Agent or the Issuing Bank. Provided
Borrower has given the notice prescribed by the first sentence of this subsection and Borrower has executed and delivered to Agent and the Issuing Bank the agreements, applications and other forms as required by the immediately preceding sentence of this subsection, and subject to the terms and conditions of this Agreement, including the satisfaction of any applicable conditions precedent set forth in Article 5., Agent agrees to cause the Issuing Bank to issue the requested Letter of Credit on the requested date of issuance for the benefit of the stipulated beneficiary but in no event prior to the date five (5) Business Days following the date after which each of Agent and the Issuing Bank received the items required to be delivered to it under this subsection. Upon the written request of Borrower Agent shall deliver to Borrower a copy of (i) any Letter of Credit proposed to be issued hereunder prior to the issuance thereof and (ii) each issued Letter of Credit within a reasonable time after the date of issuance thereof. To the extent any term of a Letter of Credit Document is inconsistent with a term of any Loan Document, the term of the Letter of Credit Document shall control.

         2.13.4. Reimbursement Obligations. Upon receipt by the Issuing Bank from the beneficiary of a Letter of Credit of any demand for payment under such Letter of Credit, Agent shall promptly notify Borrower of the amount to be paid by the Issuing Bank as a result of such demand and the date on which payment is to be made by the Issuing Bank to such beneficiary in respect of such demand. Borrower hereby unconditionally and irrevocably agrees to pay and reimburse the Issuing Bank for the amount of each demand for payment under such Letter of Credit at or prior to the date on which payment is to be made by the Issuing Bank to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt by the Issuing Bank of any payment in respect of any Reimbursement Obligation, Agent agrees to cause the Issuing Bank to pay to each Lender that has acquired a participation therein under the second sentence of Section 2.13(f) such Lender's Pro Rata Share of such payment.

         2.13.5. Manner of Reimbursement. Unless Borrower shall elect to otherwise satisfy such Reimbursement Obligation, such reimbursement shall, subject to satisfaction of the conditions in Section 5.1 and Section 5.2 hereof and to the Maximum Loan Availability (after adjustment to reflect elimination of the corresponding Reimbursement Obligation), automatically be made by the borrowing of Revolving Loans. If Borrower fails to reimburse the Issuing Bank for a demand for payment under a Letter of Credit by the date of such payment, Agent shall give each Lender prompt notice thereof and of the amount of the demand for payment, specifying such Lender's Pro Rata Share of the amount of the related demand for payment.

         2.13.6. Lenders' Participation in Letters of Credit. Immediately upon the issuance by the Issuing Bank of any Letter of Credit each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Pro Rata Share of the liability of the Issuing Bank with respect to such Letter of Credit and each Lender thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Issuing Bank to pay and discharge when due, such Lender's Pro Rata Share of the Issuing Bank's liability under such Letter of Credit. In addition, upon the making of each payment by a Lender to Agent for the benefit of the Issuing Bank in respect of any Letter of Credit pursuant to the immediately following subsection (g), such Lender shall, automatically and without any further action on the part of the Issuing Bank or such Lender, acquire (i) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Issuing Bank by Borrower in respect of such Letter of Credit and (ii) a participation in a percentage equal to such Lender's Pro Rata Share in any interest or other amounts payable by Borrower in respect of such Reimbursement Obligation (other than Issuing Bank Fees).

         2.13.7. Payment Obligation of Lenders. Each Lender severally agrees to pay to Agent for the benefit of the Issuing Bank on demand in immediately available funds in Dollars the amount of such Lender's Pro Rata Share of each drawing paid by the Issuing Bank under each Letter of Credit to the extent such amount is not reimbursed by Borrower pursuant to Section 2.13(d) and (e) or the other Letter of Credit Documents. Each such Lender's obligation to make such payments to Agent for the benefit of the Issuing Bank under this subsection, and the Issuing Bank's right to receive the same, shall be absolute, irrevocable and unconditional and shall not be affected in any way by any circumstance whatsoever, including without limitation, (i) the failure of any other Lender to make its payment under this subsection, (ii) the financial condition of Borrower, (iii) the existence of any Default or Event of Default, including any Event of Default described in Section 9.1(h) or (i) or (iv) the termination of the Commitments. Each such payment to Agent for the benefit of the Issuing Bank shall be made without any offset, abatement, withholding or deduction whatsoever.

         2.13.8. Issuing Bank's Duties Regarding Letters of Credit; Unconditional Nature of Reimbursement Obligation. In examining documents presented in connection with drawings under Letters of Credit and making payments under such Letters of Credit against such documents, the Issuing Bank shall only be required to use the same standard of care as it uses in connection with examining documents presented in connection with drawings under letters of credit in which it has not sold participations and making payments under such letters of credit. Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Issuing Bank, Agent nor any of Lenders shall be responsible (i) for the form, validity, sufficiency, accuracy, genuineness or legal effects of any document submitted by any party in connection with the application for and issuance of or any drawing honored under any Letter of Credit even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit, or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) for failure of the beneficiary of any Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telex, telecopy or otherwise, whether or not they be in cipher; (v) for errors in interpretation of technical terms; (vi) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit, or of the proceeds thereof; (vii) for the misapplication by the beneficiary of any such Letter of Credit, or the proceeds of any drawing under such Letter of Credit; and (viii) for any consequences arising from causes beyond the control of the Issuing Bank, Agent or Lenders. None of the above shall affect, impair or prevent the vesting of any of the Issuing Bank's rights or powers hereunder. Any action taken or omitted to be taken by the Issuing Bank under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create against the Issuing Bank any liability to Borrower, Agent or any Lender. In this connection, the obligation of Borrower to reimburse the Issuing Bank for any drawing made under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement or any other applicable Letter of Credit Document under all circumstances whatsoever, including without limitation, the following circumstances: (i) any lack of validity or enforceability of any Letter of Credit Document or any term or provisions therein; (ii) any amendment or waiver of or any consent to departure from all or any of the Letter of Credit Documents; (iii) the existence of any claim, setoff, defense or other right which Borrower may have at any time against the Issuing Bank, Agent, any Lender, any beneficiary of a Letter of Credit or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or in the Letter of Credit Documents or any unrelated transaction; (iv) any breach of contract or dispute between Borrower, the Issuing Bank, Agent, any Lender or any other Person; (v) any demand, statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein or made in connection therewith being untrue or inaccurate in any respect whatsoever; (vi) any non-application or misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; (vii) payment by the Issuing Bank under the Letter of Credit against presentation of a draft or certificate which does not strictly comply with the terms of the Letter of Credit; and (viii) any other act, omission to act, delay or circumstance whatsoever that might, but for the provisions of this Section, constitute a legal or equitable defense to or discharge of Borrower's Reimbursement Obligations.

         2.13.9. Amendments, Etc. The issuance by the Issuing Bank of any amendment, supplement or other modification to any Letter of Credit shall be subject to the same conditions applicable under this Agreement to the issuance of new Letters of Credit (including, without limitation, that the request therefor be made through the Issuing Bank), and no such amendment, supplement or other modification shall be issued unless either (i) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such amended, supplemented or modified form or (ii) the Majority Lenders shall have consented thereto.

         2.13.10. Information to Lenders. Promptly following the end of each calendar month in which any Letters of Credit are outstanding, Agent shall deliver to Borrower, and each Lender a notice describing the aggregate amount of all Letters of Credit outstanding at the end of such month. Upon the request of any Lender from time to time, Agent shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding. Other than as set forth in this subsection, Agent shall have no duty to notify Lenders regarding the issuance or other matters regarding Letters of Credit issued hereunder. The failure of Agent to perform its requirements under this subsection shall not relieve any Lender from its obligations under
Section 2.13(g).

         2.13.11. Effect of Letters of Credit on Commitments. Upon the issuance by the Issuing Bank of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to such Lender's Pro Rata Share of the Stated Amount of such Letter of Credit plus any related Reimbursement Obligations then outstanding.

         2.13.12. Termination of Agreement Prior to Expiration of Letters of Credit; Letter of Credit Obligations in Excess of L/C Commitment Amount. If on the date (the "Facility Termination Date") this Agreement is terminated (whether voluntarily, by reason of the occurrence of an Event of Default or otherwise) any Letters of Credit are outstanding, Borrower shall, on the Facility Termination Date, pay to Agent an amount of money equal to the Stated Amount of such Letter(s) of Credit, together with the amount of any fees which would otherwise be payable by Borrower to Agent, Lenders or the Issuing Bank in respect of such Letters of Credit but for the occurrence of the Facility Termination Date for deposit into the Collateral Account. If at any time the aggregate Stated Amount of all outstanding Letters of Credit shall exceed the L/C Commitment Amount then in effect, Borrower shall pay to Agent for deposit into the Collateral Account an amount equal to such excess. If a drawing pursuant to any such Letter of Credit occurs on or prior to the expiration date of such Letter of Credit, Borrower authorizes Agent to disburse to the Issuing Bank the monies deposited in the Collateral Account to make payment to the beneficiary with respect to such drawing. If no drawing occurs on or prior to the expiration date of any such Letter of Credit, Agent shall return to Borrower the monies deposited in the Collateral Account with respect to such outstanding Letter of Credit on or before the date 10 Business Days after the expiration date with respect to the Letter of Credit.

         2.13.13.  Additional  Costs in Respect  of  Letters of Credit.  If as a
result of the adoption of any Applicable Law or guideline of general applicability regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or if as a result of any risk-based capital guideline or other requirement heretofore or hereafter issued by any Governmental Authority, there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit and the result shall be to increase the cost to the Issuing Bank of issuing (or any Lender purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations
in) any Letter of Credit or reduce any amount receivable by the Issuing Bank or any Lender hereunder in respect of any Letter of Credit, then, upon demand by the Issuing Bank or such Lender, Borrower shall pay immediately to the Issuing Bank or such Lender, as applicable, from time to time as specified by the Issuing Bank or a Lender, such additional amounts as shall be sufficient to compensate the Issuing Bank or such Lender for such increased costs or reductions in amount.

                                   ARTICLE 3.
                             GENERAL LOAN PROVISIONS

         SECTION 3.1.      Fees.

         3.1.1. On the Effective Date and on the 1st day of February, May and August, 1999, Borrower shall pay to the Agent for the account of the Lenders an amount equal to one-sixteenth of one percent (0.0625%) of the aggregate amount of all Lenders' Commitments.

         3.1.2. If, pursuant to Section 2.11, Borrower requests an extension of the Revolving Credit Termination Date, Borrower shall pay to Agent for the account of Lenders an extension fee (the "Extension Fee") equal to one-eighth of one percent (0.125%) of the aggregate amount of the Commitments at such time. Such fee shall be payable on the date on which Borrower delivers its Extension Request.

         3.1.3. Borrower agrees to pay to Agent such reasonable fees for services rendered by Agent as shall be separately agreed upon between Borrower and Agent. Borrower agrees to pay to the Issuing Bank such reasonable fees for services rendered by the Issuing Bank as shall be separately agreed upon between Borrower and the Issuing Bank from time to time.

         3.1.4. Borrower agrees to pay to Agent for account of each Lender a letter of credit fee at a rate per annum equal to one and one-half percent (1.5%) of the Stated Amount of each Letter of Credit on the date of issuance of such Letter of Credit and on each anniversary of the date of issuance thereof until such Letter of Credit has expired. The fee provided for in the immediately preceding sentence shall be nonrefundable. Borrower shall pay directly to the Issuing Bank from time to time on demand all commissions, charges, costs and expenses in the amounts customarily charged by the Issuing Bank from time to time in like circumstances with respect to the issuance of each Letter of Credit, drawings, amendments and other transactions relating thereto.

         SECTION 3.2.      Computation of Interest and Fees.

         Interest on the Loans and the Letter of Credit Liabilities and all fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day of a period).

         SECTION 3.3.      Pro Rata Treatment.

         Except to the extent otherwise provided herein: (a) each borrowing from Lenders under Section 2.1 shall be made from Lenders, each payment of the Fees under Sections 3.1(a) and (b) shall be made for account of Lenders, and each termination or reduction of the amount of the Commitments under Section 2.10. shall be applied to the respective Commitments of Lenders, pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Loans shall be made for account of Lenders pro rata in accordance with the respective unpaid principal amounts of the Loans held by them, provided that if immediately prior to giving effect to any such payment in respect of any

Revolving Loans the outstanding principal amount of the Revolving Loans shall not be held by Lenders pro rata in accordance with their respective Commitments in effect at the time such Loans were made, then such payment shall be applied to the Revolving Loans in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Loans being held by Lenders pro rata in accordance with their respective Commitments; (c) each payment of interest on Loans shall be made for account of Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; (d) the making, Conversion and Continuation of Revolving Loans of a particular Type (other than Conversions provided for by Section 2.7(c) shall be made pro rata among Lenders according to the amounts of their respective Commitments (in the case of making of Loans) or their respective Loans (in the case of Conversions and Continuations of Loans) and the then current Interest Period for each Lender's portion of each Loan of such Type shall be coterminous; and (e) the Lenders' participation in, and payment obligations in respect of, Letters of Credit under Section 2.13, shall be pro rata in accordance with their respective Commitments. The fees referred to in
Section 3.1(c) shall be for the account of only Agent.

         SECTION 3.4.      Sharing of Payments, Etc.

         Borrower agrees that, in addition to (and without limitation of) any right of set-off, bankers' lien or counterclaim a Lender may otherwise have, each Lender shall be entitled, at its option but subject to receipt of Agent's prior written consent, to offset balances held by it for the account of Borrower at any of such Lender's offices, in Dollars or in any other currency, against any principal of, or interest on, any of such Lender's Loans hereunder (or other Obligations owing to such Lender hereunder) which is not paid when due (regardless of whether such balances are then due to Borrower), in which case such Lender shall promptly notify Borrower, all other Lenders and Agent thereof; provided, however, such Lender's failure to give such notice shall not affect the validity of such offset. If a Lender shall obtain payment of any principal of, or interest on, any Loan under this Agreement, or shall obtain payment on any other Obligation owing by Borrower through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise or through voluntary prepayments directly to a Lender or other payments made by Borrower to a Lender not in accordance with the terms of this Agreement and such payment, pursuant to the immediately preceding Section, should be distributed to Lenders in accordance with their Pro Rata Shares, such Lender shall promptly purchase from the other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans made by the other Lenders or other Obligations owed to such other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all Lenders shall share the benefit of such payment (net of any expenses which may be incurred by such Lender in obtaining or preserving such benefit) in accordance with their respective Pro Rata Shares. To such end, all Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. Borrower agrees that any Lender so purchasing a participation (or direct interest) in the Loans or other Obligations owed to such other Lenders may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of Borrower.

         SECTION 3.5.      Defaulting Lenders.

         If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of five Business Days after notice from Agent, then, in addition to the rights and remedies that may be available to Agent or Borrower under this Agreement or Applicable Law, such Defaulting Lender's right to participate in the administration of the Loans, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of Agent or to be taken into account in the calculation of Majority Lenders or all Lenders, shall be suspended during the pendency of such failure or refusal. If for any reason a Lender fails to make timely payment to Agent of any amount required to be paid to Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which Agent or Borrower may have under the immediately preceding provisions or otherwise, Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. Any amounts received by Agent in respect of a Defaulting Lender's Pro Rata Share of the Loans shall not be paid to such Defaulting Lender and shall be held by Agent and applied against the purchase price of such Pro Rata Share of the Loans under Section 3.6 or (b) paid to such Defaulting Lender upon the Defaulting Lender's curing of its default.

         SECTION 3.6.      Purchase of Defaulting Lender's Pro Rata Share.

         3.6.1. Any Lender who is not a Defaulting Lender shall have the right, but not the obligation, in its sole discretion, to acquire all of a Defaulting Lender's Pro Rata Share of the Loans. If more than one Lender exercises such right, each such Lender shall have the right to acquire such proportion of such Defaulting Lender's Pro Rata Share of the Loans as they may mutually agree. Upon any such purchase of the Pro Rata Share of the Loans of a Defaulting Lender, the Defaulting Lender's interest in the Loans and its rights hereunder (but not its liability in respect thereof or under the Loan Documents or this Agreement to the extent the same relate to the period prior to the effective date of the purchase) shall terminate on the date of purchase, and the Defaulting Lender shall promptly execute all documents reasonably requested to surrender and transfer such interest to the purchaser thereof, including an appropriate Assignment and Acceptance Agreement.

         3.6.2. The purchase price for the Pro Rata Share of the Loans of a Defaulting Lender shall be equal to the amount of the principal balance of the Loans outstanding and owed by Borrower to the Defaulting Lender. Prior to payment of such purchase price to Defaulting Lender, Agent shall apply against such purchase price any amounts payable in respect of such Pro Rata Share of the Loans as contemplated by the last sentence of Section 3.5. The Defaulting Lender shall be entitled to receive amounts owed to it by Borrower under the Loan Documents which accrued prior to the date of the default by the Defaulting Lender, to the extent the same are received by Agent from or on behalf of Borrower. There shall be no recourse against any Lender or Agent for the payment of such sums except to the extent of the receipt of payments from any other party or in respect of the Loans.

         SECTION 3.7.      Limitation of Interest.

         3.7.1. It is expressly stipulated and agreed to be the intent of Borrower and Lenders at all times to comply strictly with the applicable Texas law governing the maximum rate or amount of interest payable on the Notes or the Related Indebtedness (or applicable United States federal law to the extent that it permits Lenders to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount (i) contracted for, charged, taken, reserved or received pursuant to the Notes, any of the other Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, (ii) contracted for, charged or received by reason of Lenders' exercise of the option to accelerate the maturity of the Notes and/or the Related Indebtedness, or (iii) Borrower will have paid or Lenders will have received by reason of any voluntary prepayment by Borrower of the Notes and/or the Related Indebtedness, then it is Borrower's and Lenders' express intent that all amounts charged in excess of the Maximum Lawful Rate shall be automatically cancelled, ab initio, and all amounts in excess of the Maximum Lawful Rate theretofore collected by Lenders shall be credited on the principal balance of the Notes and/or the Related Indebtedness (or, if the Notes and all Related Indebtedness have been or would thereby be paid in full, refunded to Borrower), and the provisions of the Notes and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder; provided, however, if the Notes have been paid in full before the end of the stated term of the Notes, then Borrower and Lenders agree that Lenders shall, with reasonable promptness after Lenders discover or are advised by Borrower that interest was received in an amount in excess of the Maximum Lawful Rate, either refund such excess interest to Borrower and/or credit such excess interest against the Notes and/or any Related Indebtedness then owing by Borrower to Lenders. Borrower hereby agrees that as a condition precedent to any claim seeking usury penalties against Lenders, Borrower will provide written notice to Lenders, advising Lenders in reasonable detail of the nature and amount of the violation, and Lenders shall have sixty (60) days after receipt of such notice in which to correct such usury violation, if any, by either refunding such excess interest to Borrower or crediting such excess interest against the Notes and/or the Related Indebtedness then owing by Borrower to Lenders. All sums contracted for, charged or received by Lender for the use, forbearance or detention of any debt evidenced by the Notes and/or the Related Indebtedness shall, to the extent permitted by applicable law, be amortized or spread, using the actuarial method, throughout the stated term of the Notes and/or the Related Indebtedness (including any and all renewal and extension periods) until payment in full so that the rate or amount of interest on account of the Notes and/or the Related Indebtedness does not exceed the Maximum Lawful Rate from time to time in effect and applicable to the Notes and/or the Related Indebtedness for so long as debt is outstanding. In no event shall the provisions of Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to the Notes and/or the Related Indebtedness.

Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Lenders to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration. Borrower and Lenders hereby agree that any and all suits alleging the contracting for, charging or receiving of usurious interest shall lie in Harris County, Texas, and each irrevocably waive the right to venue in any other county.

         3.7.2. As used herein, the term "Maximum Lawful Rate" shall mean the maximum lawful rate of interest which may be contracted for, charged, taken, received or reserved by Lenders in accordance with the applicable laws of the State of Texas (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law), taking into account all Charges (as herein defined) made in connection with the transaction evidenced by the Notes and the other Loan Documents. As used herein, the term "Charges" shall mean all fees, charges and/or any other things of value, if any, contracted for, charged, received, taken or reserved by Lenders in connection with the transactions relating to the Notes and the other Loan Documents, which are treated as interest under applicable law. As used herein, the term "Related Indebtedness" shall mean any and all debt paid or payable by Borrower to Lenders pursuant to the Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, except such debt which has been paid or is payable by Borrower to Lender under the Notes.

         3.7.3. To the extent that Lender is relying on Chapter 1D of the Texas Credit Title to determine the Maximum Lawful Rate payable on the Notes and/or the Related Indebtedness, Lender will utilize the weekly ceiling from time to time in effect as provided in such Chapter 1D, as amended. To the extent United States federal law permits Lenders to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law, Lenders will rely on United States federal law instead of such Chapter 1D for the purpose of determining the Maximum Lawful Rate. Additionally, to the extent permitted by applicable law now or hereafter in effect, Lenders may, at their option and from time to time, utilize any other method of establishing the Maximum Lawful Rate under such Chapter 1D or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect.

         3.7.4. Notwithstanding anything in the Notes to the contrary, if at any time (i) interest rate provided for under the Notes or any other Loan Document (the "Stated Rate"), and (ii) the Charges computed over the full term of the Notes, exceed the Maximum Lawful Rate, then the rate of interest payable hereunder, together with all Charges, shall be limited to the Maximum Lawful Rate; provided, however, that any subsequent reduction in the Stated Rate shall not cause a reduction of the rate of interest payable hereunder below the Maximum Lawful Rate until the total amount of interest earned hereunder, together with all Charges, equals the total amount of interest which would have accrued at the Stated Rate if such interest rate had at all times been in effect. Changes in the Stated Rate resulting from a fluctuations in the rates used to calculate the Stated Rate shall be subject to the provisions of this paragraph.

         SECTION 3.8.      Statements of Account.

         Agent will account to Borrower monthly with a statement of Loans, Letters of Credit, charges and payments made pursuant to this Agreement and the other Loan Documents, and such account rendered by Agent shall be prima facie evidence thereof. The failure of Agent or any Lender to maintain or deliver such a statement of accounts shall not relieve or discharge Borrower from its obligations hereunder.

         SECTION 3.9.      Agent's Reliance.

         Neither Agent, nor the Issuing Bank, nor any Lender shall incur any liability to Borrower for acting upon any telephonic notice permitted under this Agreement which Agent, the Issuing Bank or such Lender believes reasonably and in good faith to have been given by an individual authorized to deliver a Notice of Borrowing, Notice of Conversion, Notice of Continuation, a request for issuance of a Letter of Credit or an Extension Request on behalf of Borrower.

                                   ARTICLE 4.
                          UNENCUMBERED POOL PROPERTIES

         SECTION 4.1.      Acceptance of Unencumbered Pool Properties

         4.1.1. Existing Unencumbered Pool Properties. Subject to compliance with the terms and conditions of Section 5.1, Lenders have accepted the properties listed on Schedule 4.1 as of the date hereof as Unencumbered Pool Properties.

         4.1.2. Submission of Additional Properties. If Borrower desires that Lenders accept an additional Property as an Unencumbered Pool Property, Borrower shall so notify Agent in writing and the Agent shall promptly notify each Lender. No Property will be evaluated by Lenders unless it is an Eligible Property, and unless and until Borrower delivers to Agent the following, in form and substance satisfactory to Agent:

                  4.1.2.1. An Executive Investment Summary in a form acceptable to the Agent;

                  4.1.2.2. An Unencumbered Pool Certificate setting forth (A) on a pro forma basis the Maximum Loan Availability, assuming that such Property is accepted as an Unencumbered Pool Property; (B) the Occupancy Rate and Economic Occupancy Rate of such Property, (C) the aggregate Occupancy Rate and Economic Occupancy Rate of all Unencumbered Pool Properties, assuming that such Property is accepted as an Unencumbered Pool Property, and (D) the amount of the Unencumbered Pool Value, assuming that such Property is accepted as an Unencumbered Pool Property, attributable to all Unencumbered Pool Properties which are owned by Subsidiaries that are not Wholly Owned Subsidiaries; and

                  4.1.2.3. An Eligibility Certificate executed by the chief financial officer or controller of Borrower (which officer shall be authorized to execute such certificate) in the form of Exhibit J attached hereto.

Following receipt of the foregoing items (i) through (iii) for such Property, Agent will promptly submit such documents and information to Lenders for review and approval by all Lenders of such Property as an Unencumbered Pool Property. Each Lender shall have 20 days from the day on which the Agent receives such documents and information from Borrower (the "Review Period") to take one of the following actions: (I) notify the Agent of such Lender's approval of the Property as an Unencumbered Pool Property or (II) request from the Agent further information relating to such Property in accordance with the following paragraph. If none of the foregoing actions is taken by any Lender prior to the expiration of the Review Period, such Lender shall be deemed to have accepted such Property as an Unencumbered Pool Property.

         At any time during the Review Period, any Lender may request that the Agent obtain one or more of the items described in subsection (c) below from Borrower for such Lender's review in connection with the information set forth in the Eligibility Certificate. Any such request by a Lender must be in writing. If a request is made for such further information by a Lender during the Review Period, Borrower shall promptly (but in any event within 10 days of receipt of such request) deliver the requested information to the Agent who shall promptly deliver it to the requesting Lender. Such requesting Lender shall then have 20 days (the "Extended Review Period") after the Agent's receipt from Borrower of the requested information to notify the Agent of its acceptance or rejection of such Property. If such requesting Lender notifies the Agent of its rejection of such Property, such Property shall not be accepted as an Unencumbered Pool Property under this subsection (b). If such requesting Lender fails to notify Agent prior to the expiration of the Extended Review Period, such requesting Lender shall be deemed to have accepted such Property as Unencumbered Pool Property.

         4.1.3. Alternative Acceptance Procedure. At the Borrower's option or if a Property fails to be accepted as an Unencumbered Pool Property pursuant to the immediately preceding subsection (b), Borrower may resubmit such Property for consideration by notifying Agent in writing of Borrower's intent to resubmit such Property and by delivering the following additional items, in form and substance satisfactory to Agent.

                  4.1.3.1. A description of such Property, such description to include the age, location, site plan and current occupancy rate of such Property;

                  4.1.3.2. Operating statements for such Property for the immediately preceding fiscal year and for current fiscal year through the fiscal quarter most recently ending, in each case audited or certified by a representative of Borrower as being true and correct in all material respects and prepared in accordance with GAAP, provided that, with respect to any period such Property was not owned by a Loan Party, such information shall only be required to be delivered to the extent reasonably available to Borrower and such certification may be based upon the best of Borrower's knowledge;

                  4.1.3.3. If prepared by Borrower, a pro forma operating statement for such Property;

                  4.1.3.4. A "Phase I" environmental assessment of such Property not more than 12 months old, which report (1) has been prepared by an environmental engineering firm acceptable to Agent and (2) complies with the requirements contained in Agent's guidelines entitled

         "Environmental Site Assessment - Scope of Work" dated December 29, 1994, including any amendments, supplements or other modifications to such guidelines adopted from time to time by Agent to be used in its lending practice generally, or any other similar guidelines adopted by Agent in replacement of such guidelines, to be used in its lending practice generally and any additional environmental studies or assessments available to the Borrower performed with respect to such Property;

                  4.1.3.5. Copies of all leases at such Property, together with sales information setting forth the total sales per square foot of leased space for the tenants under any Major Space Leases at such Property for the prior three year period (to the extent available to Borrower);

                  4.1.3.6. An occupancy report and rent roll for such Property for the most recent fiscal quarter, certified by a representative of Borrower as being true and correct in all material respects;

                  4.1.3.7. An operating budget for such Property with respect to the current fiscal year;

                  4.1.3.8. If requested by Agent, copies of all engineering, mechanical, structural and maintenance studies performed with respect to such Property;

                  4.1.3.9. With respect to any Property being acquired by a Loan Party, a copy of the materials relating to such Property submitted by Borrower to its board of trustees or investment committee (including any Executive Investment Summaries) for their approval of such Property (to the extent such materials have not already been provided under any of the preceding subsections); and

                  4.1.3.10. Such other information Agent may reasonably request in order to evaluate the Property.

         Following receipt of the foregoing documents and information, Agent shall promptly submit such documents and information to Lenders, for approval by Lenders and Agent. Upon such approval by the Majority Lenders and Agent, and upon delivery of all of the following to Agent, such Property shall become an Unencumbered Pool Property:

                           4.1.3.10.1. A copy of the most recent ALTA Owner's Policy of Title Insurance (or commitment to issue such a policy to the Loan Party owning or to own such Property) relating to such Property showing the identity of the fee titleholder thereto and all matters of record and

                           4.1.3.10.2. If such Property is owned by, or is to be acquired by a Subsidiary which is not already a Guarantor, all items required to be delivered by a Subsidiary under Section 7.16; and

                           4.1.3.10.3. Such other items or documents as may be appropriate under the circumstances as requested by Agent.


         SECTION 4.2   Termination of Designation as Unencumbered Pool Property.

         From time to time Borrower may request, upon not less than 30 days prior written notice to Agent and Lenders, that an Unencumbered Pool Property cease to be an Unencumbered Pool Property. Agent shall grant such request if all of the following conditions are satisfied:

         4.2.1. no Default or Event of Default shall have occurred and be continuing both at the time of such request and immediately after giving effect to such request; and

         4.2.2. Borrower shall have delivered to Agent an Unencumbered Pool Certificate demonstrating on a pro forma basis, and Agent shall have determined, that the outstanding principal balance of the Loans will not exceed the Maximum Loan Availability after giving effect to such request and any prepayment to be made and/or the acceptance of any Property as an additional or replacement Unencumbered Pool Property to be given concurrently with such request.

         SECTION 4.3.   Additional Requirements of Unencumbered Pool Properties.

         4.3.1. The aggregate Occupancy Rate of all Unencumbered Pool Properties, when determined on a combined basis, shall at all times equal or exceed 80% and the weighted average Economic Occupancy Rate of all Unencumbered Pool Properties, when determined on a combined basis giving proportionate value based on annual rent rolls, shall at all times equal or exceed 95%.

         4.3.2. A Property shall cease to be an Unencumbered Pool Property if it shall cease to be an Eligible Property.

         4.3.3. A Property shall cease to be an Unencumbered Pool Property if the tenant, while paying rent, has not actually occupied the Property for 180 days.

         4.3.4. A Property shall cease to be an Unencumbered Property if the tenant ceases to pay rent unless a replacement tenant acceptable to Lenders is identified within 90 days of such failure to pay rent.

                                   ARTICLE 5.
                                   CONDITIONS

         SECTION 5.1.      Conditions Precedent to Effectiveness.

         The effectiveness of this Agreement and the obligation of Lenders to make any Loans to Borrower and Agent to cause the Issuing Bank to issue any Letters of Credit in accordance with the terms hereof are subject to the condition precedent that Borrower deliver to Agent each of the following, each of which shall be in form and substance satisfactory to Agent:

         5.1.1. counterparts of this Agreement and all other Loan Documents executed by the parties hereto;

         5.1.2. Revolving Notes executed by Borrower, payable to each Lender and complying with the terms of Section 2.12;

         5.1.3.   the Guaranty executed by each Guarantor;

         5.1.4. an opinion of counsel to the Loan Parties, and addressed to Agent and Lenders in substantially the form of Exhibit H;

         5.1.5.   a certified copy of the Bylaws of Borrower;

         5.1.6. a certificate of incumbency signed by the Secretary or Assistant Secretary of Borrower with respect to each of the officers of Borrower authorized to execute and deliver the Loan Documents to which Borrower is a party;

         5.1.7. certified copies (certified by the Secretary or Assistant Secretary of Borrower) of all action taken by Borrower's Board of Directors to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         5.1.8. the articles of incorporation, articles of organization, certificate of limited partnership or other comparable organizational instrument (if any) of each Guarantor certified as of a recent date by the Secretary of State of the State of formation of such Guarantor;

         5.1.9. a Certificate of Good Standing or certificate of similar meaning with respect to Borrower and each Guarantor issued as of a recent date by the Secretary of State of the State of formation of Borrower and each such Guarantor and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which Borrower and each such Guarantor is required to be so qualified;

         5.1.10. a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of each Guarantor with respect to each of the officers of such Guarantor authorized to execute and deliver the Loan Documents to which such Guarantor is a party;

         5.1.11. copies certified by the Secretary or Assistant Secretary of each Guarantor (or other individual performing similar functions) of (i) the by-laws of such Guarantor, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Guarantor to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         5.1.12. an Unencumbered Pool Certificate calculated as of the date hereof;

         5.1.13.  the fees then due under Section 3.1;

         5.1.14. such other documents and instruments as Agent or any Lender may reasonably request.

         SECTION 5.2. Conditions Precedent to Loans and Issuance of Letters of Credit.

         The obligation of Lenders to make any Revolving Loans and of Agent to cause the Issuing Bank to issue Letters of Credit is subject to the condition precedent that the following conditions be satisfied in the judgment of Agent:

         5.2.1. in the case of Revolving Loans, timely receipt by Agent of a Notice of Borrowing;

         5.2.2. the proposed use of proceeds of such Revolving Loans or proposed use of such Letter of Credit, as the case may be, set forth in the Notice of Borrowing is consistent with the provisions of Section 7.8.

         5.2.3. Since the date of the most recent financial statements of Borrower or Guarantors delivered to Agent, nothing shall have occurred which would or could have a Material Adverse Effect on Borrower or any Guarantor.

         5.2.4. the proposed use of proceeds of such Revolving Loans or the proposed use of such Letter of Credit, as the case may be, set forth in the Notice of Borrowing is consistent with the provisions of Section 7.8;

         5.2.5. immediately before and after the making of such Revolving Loans or the issuance of such Letter of Credit, as applicable, no Default (including without limitation the existence of the condition described in Section 2.1(b)) or Event of Default shall have occurred and be continuing; and

         5.2.6. the representations and warranties of Borrower and the other Loan Parties contained in this Agreement and the other Loan Documents to which any of them is a party shall be true in all material respects on and as of the date of the making of such Revolving Loans or issuance of such Letter of Credit, as applicable, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties become untrue by reason of events or conditions otherwise permitted hereunder and the other Loan Documents.

The delivery of each Notice of Borrowing, the making of each Loan and the issuance of each Letter of Credit shall constitute a certification by Borrower to Agent, the Issuing Bank and Lenders that the statements in the immediately preceding clauses (d) through (f) are true.

                                   ARTICLE 6.
                         REPRESENTATIONS AND WARRANTIES

         Borrower represents and warrants to Agent, the Issuing Bank and each Lender as follows:

         SECTION 6.1.      Existence and Power.

         Borrower is a corporation duly formed, validly existing and in good standing under the laws of the State of Maryland and is qualified as a real estate investment trust under Section 856 of the Internal Revenue Code. Each of Borrower's Subsidiaries is a corporation or other applicable legal entity, duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation. Each of Borrower and its Subsidiaries has all requisite power and authority and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is duly qualified and is in good standing as a foreign corporation or other applicable legal entity, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization except where the failure to be so qualified or authorized would not have a Materially Adverse Effect.

         SECTION 6.2.      Ownership Structure.

         Schedule  6.2.  correctly  sets  forth  the  corporate   structure  and
ownership interests of Borrower and all of its Subsidiaries as of the date hereof, including the correct legal name of Borrower and each such Subsidiary, and Borrower's relative equity interest in each such Subsidiary.

         SECTION 6.3. Authorization of Agreement, Notes, Loan Documents and Borrowings.

         Each Loan Party has the right and power, and has taken all necessary action to authorize it, to borrow hereunder (in the case of Borrower) and to execute, deliver and perform the Loan Documents to which it is or is to be a party, in accordance with their respective terms and to consummate the transactions contemplated. Each of the Loan Documents has been (and when executed and delivered in connection with this Agreement will be) duly executed and delivered by the duly authorized officers of each Loan Party a party thereto and each is (and each other Loan Document when executed and delivered in connection with this Agreement will be) a legal, valid and binding obligation of such Loan Party enforceable against such Loan Party in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, and other similar laws affecting the rights of creditors generally and the availability of equitable remedies for the enforcement of certain obligations (other than the payment of principal) contained herein or therein may be limited by equitable principles generally.

         SECTION 6.4. Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, etc. The execution, delivery and performance of the Loan Documents in accordance with their respective terms and the borrowing of Loans hereunder do not and will not, by the passage of time, the giving of notice or otherwise (a) require any Governmental Approval, or violate any Applicable Law relating to any Loan Party, the failure to possess or to comply with which would have a Materially Adverse Effect; (b) conflict with, result in a breach of or constitute a default under the declaration of trust of Borrower, the articles of incorporation, articles of organization, partnership agreement or other comparable instrument of any other Loan Party, or any indenture, agreement or other instrument to which any Loan Party is a party or by which it or any of its properties may be bound and the violation of which would have a Materially Adverse Effect; or (c) result in or require the creation or imposition of any Lien upon or with respect to any Unencumbered Pool Property other than Permitted Liens.

         SECTION 6.5.      Compliance with Law; Governmental Approvals.

         Each of Borrower and its Subsidiaries is in compliance with each Governmental Approval applicable to it and in compliance with all other Applicable Law relating to it, except for noncompliances which, and Governmental Approvals the failure to possess which, would not, singly or in the aggregate, cause a Default or Event of Default or have a Materially Adverse Effect and in respect of which (if Borrower has actual knowledge of such Applicable Law or Governmental Approval) adequate reserves have been established on the books of Borrower or such Subsidiary, as applicable.

         SECTION 6.6.      Indebtedness and Guarantees.

         Schedule 6.6. is a complete and correct listing of all Indebtedness and Guarantees of Borrower and the other Loan Parties as of the date hereof. Each Loan Party has performed and is in compliance with all of the terms of such Indebtedness and such Guarantees and all instruments and agreements relating thereto in all material respects, and no default or event of default, or event or condition which with the giving of notice, the lapse of time or otherwise, would constitute such a default or event of default, exists with respect to any such Indebtedness or Guarantees.

         SECTION 6.7.      Property Management Agreements and Other Major
                           Agreements.

         Schedule 6.7 sets forth all Property Management Agreements and other Major Agreements to which Borrower is a party or otherwise relating to any of the Unencumbered Pool Properties as of the date hereof. All Property Management Agreements and other Major Agreements are in full force and effect and to Borrower's knowledge no default or event of default exists under any of such agreements.

         SECTION 6.8.      Absence of Defaults.

         Neither Borrower nor any Guarantor is in default under its declaration of trust, articles of incorporation, bylaws, operating agreement, partnership agreement or other organizational or constituent document, and no event has occurred, which has not been remedied, cured or waived (a) which constitutes a Default or an Event of Default; or (b) which constitutes, or which with the passage of time, the giving of notice or otherwise, would constitute, a default or event of default by Borrower, any Guarantor or any other Loan Party under any material agreement (other than this Agreement) or judgment, decree or order to which Borrower, any Guarantor or any other Loan Party is a party or by which Borrower or any of its properties may be bound.

         SECTION 6.9.      Financial Information.

         The consolidated balance sheets of Borrower as at December 31, 1997, March 31, 1998 and June 30, 1998 and the related statements of earnings, stockholders' equity and cash flows for the twelve month period and three month period, respectively, then ending, copies of which have been delivered to Agent and Lenders, fairly present, in conformity with GAAP, the financial position of Borrower and its Consolidated Subsidiaries as of such date and its results of operations and cash flows for such fiscal period. Since June 30, 1998, and with reference to such date, there has been no material adverse change in the business, properties, financial position, or results of operations of Borrower and its Subsidiaries taken as a whole.

         SECTION 6.10.     Litigation.

         There is no action, suit or proceeding pending against, or to the knowledge of Borrower threatened against or affecting, Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official (a) which would reasonably be expected to have a Materially Adverse Effect or (b) which in any manner draws into question the validity of any Loan Document.

         SECTION 6.11.     ERISA.

         No Loan Party maintains, and has at any time maintained, any Plan subject to the provisions of ERISA and is, and has at any time been, a member of any ERISA Group with any Person that has at any time maintained any such Plan.

         SECTION 6.12.     Taxes.

         6.12.1. As of the date hereof, no United States Federal income tax returns of the "affiliated group" (as defined in the Internal Revenue Code) of which Borrower is a member have been examined and closed. The members of such affiliated group have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by any of them except for taxes being contested in good faith by appropriate proceedings and for which appropriate reserves have been established. The charges, accruals and reserves on the books of Borrower in respect of taxes or other governmental charges are, in the opinion of Borrower, adequate.

         6.12.2. Borrower is in compliance with all conditions imposed under the Internal Revenue Code to allow Borrower to maintain its status as a REIT.

         SECTION 6.13.     Investment Company Act; Public Utility Holding
                           Company Act.

         Neither Borrower nor any of its Subsidiaries is (a) an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended, (b) a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended, or (c) subject to any other Applicable Law which purports to regulate or restrict its ability to borrow money or to consummate the transactions contemplated by this Agreement or the other Loan Documents or to perform its obligations hereunder or thereunder.

         SECTION 6.14.     Full Disclosure.

         All written information furnished by or on behalf of Borrower to Agent, Issuing Bank and Lenders for purposes of or in connection with this Agreement and the other Loan Documents or any transaction contemplated hereby is, and all such information hereafter furnished by or on behalf of Borrower or any Subsidiary to Agent, Issuing Bank and Lenders will be, true and accurate in all material respects on the date as of which such information is stated or certified and does not, and will not, fail to state any material facts necessary to make the statements contained therein not misleading. Borrower has disclosed to Agent in writing any and all facts known to Borrower which materially and adversely affect or may affect (to the extent Borrower can now reasonably foresee), the business, operations or financial condition of Borrower and of its Subsidiaries taken as a whole, or the ability of Borrower to perform its obligations under any of the Loan Documents.

         SECTION 6.15.     Insurance.

         Schedule 6.15. sets forth a true and correct description of the insurance coverage maintained by or on behalf of each Loan Party currently in effect.

         SECTION 6.16.     Not Plan Assets.

         The respective assets of Borrower and each other Loan Party do not and will not constitute "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan. The execution, delivery and performance of this Agreement, and the borrowing and repayment of amounts thereunder, do not and will not constitute "prohibited transactions" under ERISA or the Internal Revenue Code.

         SECTION 6.17.     Title and Liens.

         Each of Borrower and its Subsidiaries has good, marketable and legal title to, or a valid leasehold interest in, (a) its respective Properties and
(b) its other assets, except in the case of this clause (b) where the failure to have such title to its other assets could not reasonably be expected to have a Materially Adverse Effect. Each of the Unencumbered Pool Properties is free and clear of all Liens except for Permitted Liens.

         SECTION 6.18.     Unencumbered Pool Properties.

         Each of the Unencumbered Pool Properties qualifies as an Eligible Property.

         SECTION 6.19.     Margin Stock.

         Neither Borrower nor any of its Subsidiaries is engaged principally in the business of extending credit for the purpose of purchasing or carrying "margin stock" within the meaning of Regulation T, U or X.

         SECTION 6.20.     Solvency.

         Borrower and the other Loan Parties are Solvent and will remain Solvent after giving effect to the execution and delivery of each Loan Document to which any is a party, the initial disbursement of Loans hereunder and the payment and accrual of all fees then payable under this Agreement or any of the other Loan Documents.

                                   ARTICLE 7.
                                    COVENANTS

         Borrower agrees that, so long as Lenders have any Commitments hereunder or any Obligation remains unpaid:

         SECTION 7.1.      Information.

         Borrower will deliver to Agent:

         7.1.1. as soon as available and in any event within 90 days after the end of each fiscal year of Borrower, a consolidated balance sheet of Borrower as of the end of such fiscal year and the related consolidated statements of funds from operations, earnings, and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all (other than any statement of funds from operations) reported on in a manner acceptable to Agent by independent public accountants of nationally recognized standing;

         7.1.2. as soon as available and in any event within 45 days after the end of each of the first three fiscal quarters of each fiscal year of Borrower, a consolidated balance sheet of Borrower as of the end of such quarter and the related consolidated statements of funds from operations or earnings, stockholders' equity and cash flows for such quarter and for the portion of Borrower's fiscal year ended at the end of such quarter, setting forth in comparative form the figures for the corresponding quarter and the corresponding portion of Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation, GAAP (subject to absence of full footnote disclosures and other than the statement of funds from operations) and consistency by the chief financial officer or controller of Borrower (which officer shall be authorized to so certify such statements);

         7.1.3. simultaneously with the delivery of each set of financial statements referred to in the immediately preceding clauses (a) and (b), a certificate of the chief financial officer or controller of Borrower (which officer shall be authorized to execute such certificate) (i) setting forth in reasonable detail the calculations required to establish whether Borrower was in compliance with the requirements of Article 8 on the date of such financial statements, (ii) stating whether any Default or Event of Default is known to Borrower on the date of such certificate and, if any Default or Event of Default is then known to Borrower, setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto, (iii) setting forth a schedule of all Contingent Obligations of Borrower as of the date of such financial statements, and (iv) setting forth a schedule of the total assets of each Subsidiary of Borrower that is not a Wholly Owned Subsidiary;

         7.1.4. as soon as available and in any event within 45 days after the end of each fiscal quarter of Borrower, an Unencumbered Pool Certificate setting forth the information to be contained therein as of the last day of such fiscal quarter;

         7.1.5. within 45 days after the end of each fiscal quarter of Borrower, a summary statement of Net Operating Income and occupancy rates for each Unencumbered Pool Property; provided, as to any specific Property, Agent shall have the right to require Borrower to deliver such information on a monthly basis;

         7.1.6. within 45 days after the end of each fiscal quarter of Borrower, a current rent roll for each Unencumbered Pool Property; provided, as to any specific Property Agent shall have the right to require Borrower to deliver such information on a monthly basis;

         7.1.7. within 45 days after the beginning of each calendar year, a projected cash flow statement of Borrower and its Subsidiaries, in a form satisfactory to Agent, for such calendar year, prepared on a quarterly basis and setting forth the estimates and assumptions (including without limitation, with respect to costs, revenues, general economic conditions, seasonal variations, financial and market conditions and results of operations) on which such projections are based;

         7.1.8. no later than 30 days before the end of each fiscal year of Borrower, a property budget for each Unencumbered Pool Property for the coming fiscal year of Borrower;

         7.1.9. promptly upon receipt thereof, copies of all management reports relating to the financial condition of Borrower submitted to Borrower or its Board of Trustees by Borrower's independent public accountants;

         7.1.10. within ten days after any secretary, senior vice president, managing director or other officer of higher rank of Borrower obtains knowledge of any Default or Event of Default, a certificate of the chief financial officer or controller of Borrower setting forth the details thereof and the action which Borrower is taking or proposes to take with respect thereto;

         7.1.11. promptly upon the mailing thereof to the shareholders of Borrower generally, copies of all financial statements, reports, offering memoranda and proxy statements so mailed;

         7.1.12. promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent), reports on Forms 10-K, 10-Q and 8-K (or their equivalents) and all other periodic reports, if any, which Borrower or any of its Subsidiaries which it directly or indirectly controls shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor) or any national securities exchange;

         7.1.13. promptly upon the release thereof, copies of all press releases of Borrower and any of its Subsidiaries which it directly or indirectly controls;

         7.1.14. promptly upon obtaining knowledge thereof, a description in reasonable detail of (i) any action, suit or proceeding commenced against Borrower, any of its Subsidiaries or any of the Unencumbered Pool Properties which is reasonably likely to have a Materially Adverse Effect, and (ii) any material changes to any of the Unencumbered Pool Properties, including, without limitation, any contract or agreement regarding the sale, transfer, mortgage or other encumbrance relating thereto or any default of any major tenant under any lease thereof;

         7.1.15. within 45 days after the end of each fiscal quarter of Borrower, any change in the list of the Trust Managers and prompt written notice of any change in the senior management personnel of Borrower;

         7.1.16. written notice of the acquisition, incorporation or other creation of any Subsidiary after the date hereof, such notice to be given within 10 Business Days of such acquisition, incorporation or other creation; and

         7.1.17. from time to time such additional information regarding the financial position or business of Borrower and its Subsidiaries or any Property as Agent or any Lender may reasonably request.

         SECTION 7.2.      Payment of Obligations.

         Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity, all their respective material obligations and liabilities, including, without limitation, tax liabilities, except where the same may be contested in good faith by appropriate proceedings unless the contest thereof would have a Materially Adverse Effect, and will maintain, and will cause each Subsidiary to maintain, in accordance with GAAP, appropriate reserves for the accrual of any of the same. Borrower has paid or will pay (or has caused to be paid or will be caused to be paid) in full (except for such retainages as may be permitted or required by any Applicable Law to be withheld pending completion of any improvements) all sums by Borrower or its Subsidiaries owing or claimed from Borrower or such Subsidiaries for labor, material, supplies, personal property (whether or not a fixture) and services of every kind and character used, furnished or installed in or on any Pool Property and no claim for same exists or will be permitted to be created, except where the same may be contested in good faith by appropriate proceedings unless the contest thereof would have a Materially Adverse Effect, and will maintain, and will cause each Subsidiary to maintain, in accordance with GAAP, appropriate reserves for the accrual of any of the same.

         SECTION 7.3.      Maintenance of Property; Insurance.

         7.3.1. Borrower will keep, and will cause each Subsidiary to keep, all property useful and necessary in its business in good working order and condition, ordinary wear and tear and insured casualty losses excepted.

         7.3.2. Borrower will maintain, and will cause each Subsidiary to maintain insurance coverage in such amounts and with respect to such risks as is consistent with insurance maintained by businesses of comparable type and size in the industry. In addition to the foregoing, Borrower shall maintain insurance as may be required under the other Loan Documents. Borrower will deliver to Agent (i) upon request of Agent from time to time full information as to the insurance carried, (ii) within five days of receipt of notice from any insurer a copy of any notice of cancellation or material change in coverage from that existing on the date of this Agreement and (iii) forthwith, notice of any cancellation or nonrenewal of coverage by Borrower.

         SECTION 7.4. Conduct of Business; Maintenance of Existence; Qualification; Amendment of Declaration of Trust.

         7.4.1. Borrower and the other Loan Parties will only engage in the business of acquiring, developing, owning, managing and operating income-producing properties comprised primarily of retail properties, together with related business activities and investments incidental thereto. Nothing in this subsection shall prohibit Borrower or any other Loan Party from selling properties from time to time.

         7.4.2. Subject to Section 7.7, Borrower will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business; provided that nothing in this Section shall prohibit (i) the merger of a Subsidiary into Borrower or the merger or consolidation of a Subsidiary with or into another Person if the corporation surviving such consolidation or merger is a Subsidiary and if, in each case, after giving effect thereto, no Default or Event of Default shall have occurred and be continuing, and (ii) the dissolution of a Subsidiary if (A) Borrower's Board of Trust Managers has determined that such dissolution is in the best interest of Borrower, (B) such dissolution will not be materially disadvantageous to Lenders and (C) such dissolution will not have a Materially Adverse Effect.

         7.4.3. Borrower will, and will cause each Subsidiary to, qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized would have a Materially Adverse Effect.

         7.4.4. Borrower shall not amend, supplement, restate or otherwise modify its declaration of trust without the prior written consent of the Majority Lenders unless such amendment, supplement or other modification (i) is required under or as a result of the Internal Revenue Code or other Applicable Law, (ii) is required or prudent to maintain Borrower's status as a REIT, or
(iii) does not affect the operation or management of Borrower, the rights and obligations of any party thereto or any other material provision of the document.

         SECTION 7.5.      Compliance with Laws.

         Borrower will comply, and cause each Subsidiary to comply, with all Applicable Laws, including without limitation, all Environmental Laws and ERISA and the rules and regulations thereunder, except where compliance therewith is contested in good faith by appropriate proceedings or the failure to so comply would not have a Materially Adverse Effect.

         SECTION 7.6.      Inspection of Property, Books and Records.

         Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of Agent to visit and inspect any of their respective properties, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants in Borrower's presence prior to an Event of Default, all at such reasonable times during business hours and as often as may reasonably be desired and with reasonable notice so long as no Event of Default shall have occurred and be continuing.

         SECTION 7.7.      Consolidations, Mergers, Acquisitions and Sales of
                           Assets.

         Borrower shall not, and shall not permit any Subsidiary to (a) consolidate or merge with or into, acquire a Substantial Amount of the assets of, or make any Investment of a Substantial Amount in, any other Person or (b) sell, lease or otherwise transfer, directly or indirectly, and whether by one or a series of related transactions, a Substantial Amount of its assets (including capital stock or other securities of Subsidiaries) to any other Person without the prior written consent of the Majority Lenders, which consent will not be unreasonably withheld or delayed and (i) after giving effect thereto, no Default or Event of Default shall have occurred and be continuing; (ii) in the case of a consolidation or merger by Borrower or a Subsidiary, Borrower or such
Subsidiary, as applicable, is the survivor thereof and (iii) at the time Borrower requests Lenders' consent, Borrower shall have delivered to Agent and Lenders a Compliance Certificate, calculated on a pro forma basis, evidencing Borrower's continued compliance with the terms and conditions of this Agreement and the other Loan Documents, including without limitation, the financial covenants contained in Article 8, after giving effect to such consolidation, merger, acquisition, Investment, sale, lease or other transfer.

         SECTION 7.8.      Use of Proceeds and Letters of Credit.

         Borrower will only use the proceeds of the Loans made under this Agreement (a) for the payment of pre-development and development costs incurred in connection with Properties; (b) to finance acquisitions permitted under
Section 8.6; (c) to finance the repayment of Indebtedness of Borrower; (d) to finance acquisitions of unimproved real estate and for development as

Properties; (e) to make Investments permitted by this Agreement; (f) to finance tenant improvements at the Properties and (g) to provide for the general working capital needs of Borrower. Borrower will not use any proceeds of the Loans for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulations T, U and X if such use would result in a violation of any of Regulations T, U and X. Borrower will use the Letters of Credit only for the same purposes for which it may use the proceeds of Loans.

         SECTION 7.9.      Major Agreements.

         Borrower shall, and shall cause each other Loan Party to, duly and punctually perform and comply with any and all material representations, warranties, covenants and agreements expressed as binding upon Borrower or such other Loan Party under any Major Agreement. Without Agent's prior written consent, Borrower shall not do or knowingly permit to be done anything to impair materially the value of any of the Major Agreements; provided, Borrower may terminate a Major Agreement so long as Borrower enters into a materially comparable replacement agreement.

         SECTION 7.10.     Major Construction.

         Borrower shall give Agent not less than 60-days' prior written notice before commencing any construction, remodeling or demolition project or series of related projects with respect to an Eligible Property of Borrower or any Subsidiary, the aggregate cost of which will exceed $250,000. If (a) any such project would reasonably be expected to have a Materially Adverse Effect or (b) the aggregate cost of such project will exceed $2,000,000, then Borrower or such Subsidiary, as applicable, shall not commence such project without the prior written consent of the Majority Lenders.

         SECTION 7.11.     ERISA.

         Borrower will not and will not permit any Subsidiary to at any time maintain any Plan subject to the provisions of ERISA and will not at any time be a member of any ERISA Group with any Person that has at any time maintained any such Plan.

         SECTION 7.12.     ERISA Exemptions.

         Borrower shall not, and shall not permit any of its Subsidiaries to, permit any of its assets to become or be deemed to be "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or any Non-ERISA Plan.

         SECTION 7.13.     Negative Pledge.

         Borrower will not, and will not permit any Subsidiary to, (a) create, assume or suffer to exist any Lien on any Pool Property, or any direct or indirect ownership interest of Borrower in any Subsidiary owning any Pool Property, except for Permitted Liens; or (b) create or otherwise cause or suffer to exist or become effective, any consensual encumbrance or restriction of any kind on the ability of any Subsidiary: (i) if such Subsidiary is a Loan Party, to pay or perform its obligations under the Guaranty to which it is a party prior to its obligation to pay dividends or make any other distribution on any of such Subsidiary's capital stock or other securities owned by Borrower or any Subsidiary of Borrower; (ii) to pay any Indebtedness owed to Borrower or any other Subsidiary; (iii) to make loans or advances to Borrower or any other Subsidiary; or (iv) to transfer any of its property or assets to Borrower or any other Subsidiary.

         SECTION 7.14.     REIT Status.

         Borrower will maintain qualified as a real estate investment trust pursuant to Section 856 of the Internal Revenue Code.

         SECTION 7.15.     Agreements with Affiliates.

         Borrower shall not, and shall not permit any of its Consolidated Subsidiaries to, enter into any transaction requiring such Person to pay any amounts to or otherwise transfer property to, or pay any management or other fees to, any Affiliate other than on terms and conditions (a) substantially as favorable to Borrower or such Consolidated Subsidiary as would be obtainable at the time in a comparable arm's length transaction with a Person not an Affiliate or (b) which comply with the requirements of the Statement of Policy for Real Estate Investment Trusts promulgated by the North American Security Administrators Association, as amended from time to time.

         SECTION 7.16.     New Subsidiaries.

         Upon any Person becoming a Subsidiary of Borrower after the date hereof, Borrower shall cause such Subsidiary to deliver to Agent within 15 days of such event each of the following items (if not previously delivered to Agent):

         7.16.1. an accession agreement in the form of Annex I to the Guaranty duly executed by such Subsidiary;

         7.16.2. the articles of incorporation, articles of organization, certificate of limited partnership or other comparable organizational instrument (if any) of such Subsidiary certified as of a recent date by the Secretary of State of the State of formation of such Subsidiary;

         7.16.3. a Certificate of Good Standing or certificate of similar meaning with respect to such Subsidiary issued as of a recent date by the Secretary of State of the State of formation of such Subsidiary and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which such Subsidiary is required to be so qualified;

         7.16.4. a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of such Subsidiary with respect to each of the officers of such Subsidiary authorized to execute and deliver the Loan Documents to which such Guarantor is a party;

         7.16.5. copies certified by the Secretary or Assistant Secretary of such Subsidiary (or other individual performing similar functions) of (i) the by-laws of such Subsidiary, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Subsidiary to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

         7.16.6. an opinion of legal counsel to such Subsidiary, regarding the due formation and good standing of such Subsidiary, the enforceability of the Loan Documents to which it is a party, and such other matters as Agent shall request; and

         7.16.7. such other documents and instruments as Agent may reasonably request.

         SECTION 7.17.     Management.

         Should Kerr Taylor cease to be a Trust Manager and/or an executive officer of Borrower, Borrower shall replace such vacancy with a person reasonably acceptable to the Majority Lenders within 180 days after the vacancy shall occur.

         SECTION 7.18. Year 2000 . Borrower shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999: (a) the Property; (b) Borrower itself; and (c) any other major commercial properties and entities in which Borrower holds a controlling interest. Borrower shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000 Compliant: (x) all Major Space Leases and other Major Agreements or other "Major" agreements pursuant to which Borrower receives payments; and (y) all "major" contractors, suppliers, service providers and vendors of Borrower. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a Materially Adverse Effect. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Borrower shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Borrower and the Property and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Borrower shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Borrower's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

                                   ARTICLE 8.
                               FINANCIAL COVENANTS

         Borrower agrees that, so long as Lenders have any Commitments hereunder or any Obligation remains unpaid:

         SECTION 8.1.      Minimum Net Worth.

         Borrower shall not at any time permit the Net Worth of Borrower and its Consolidated Subsidiaries to be less than (a) $15,901,504, plus (b) 90% of the amount of proceeds in cash or property (net of transaction costs) received by Borrower or any Subsidiary from the sale or issuance by Borrower of Shares, options, warrants or other equity securities of any class or character after June 30, 1998.

         SECTION 8.2.      Ratio of Total Liabilities to Gross Asset Value.

         Borrower shall not at any time permit the ratio of (a) Total Liabilities of Borrower and its Consolidated Subsidiaries to (b) Gross Asset Value of Borrower and its Consolidated Subsidiaries to exceed 0.6 to 1.0; provided that for up to six consecutive months such ratio may exceed 0.6 to 1.0 so long as such ratio does not exceed 0.65 to 1.0.

         SECTION 8.3.      Distributions.

         If an Event of Default under Section 9.1(a) shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments. If any other Event of Default shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments except that Borrower may make distributions to its shareholders in the minimum amount necessary to maintain compliance with Section 7.14. If no Event of Default, or any Event of Default other than those specified above, shall have occurred and be continuing, Borrower shall not directly or indirectly declare or make, or incur any liability to make, any Restricted Payments other than Permitted Distributions.

         SECTION 8.4.      Ratio of EBITDA to Interest Expense.

         Borrower shall not permit the ratio of (a) EBITDA of Borrower and its Consolidated Subsidiaries to (b) Interest Expense of Borrower and its Consolidated Subsidiaries for any consecutive four-fiscal quarter period to be less than 2.00 to 1.0 at the end of such period.

         SECTION 8.5. Ratio of EBITDA to Debt Service and Capital Expenditures Reserve.

         Borrower shall not permit the ratio of (a) EBITDA of Borrower and its Consolidated Subsidiaries to (b) the sum of Debt Service of Borrower and its Consolidated Subsidiaries plus the Capital Expenditures Reserve for all Properties (prorated for the period owned if such period is less than one year) for any consecutive four-fiscal quarter period to be less than 1.75 to 1.00 for such period.

         SECTION 8.6.      Permitted Investments.

         8.6.1. Borrower shall not, and shall not permit any Subsidiary to, make any Investment in or otherwise own the following items which would cause the value of such holdings of Borrower and its Consolidated Subsidiaries to exceed the following percentages of Gross Asset Value:

                  8.6.1.1. unimproved real estate (excluding unimproved real estate on which development of a Property has commenced and excluding unimproved real estate owned by Borrower on the Effective Date) such that the aggregate book value of all such unimproved real estate exceeds 5% of Gross Asset Value;

                  8.6.1.2. Mortgages in favor of Borrower or such Subsidiary, such that the aggregate book value of Indebtedness secured by such Mortgages exceeds 20% of Gross Asset Value;

                  8.6.1.3. Capital Stock of any Unconsolidated Affiliate and Investments in partnerships, joint ventures and other non-corporate Persons accounted for on an equity basis (determined in accordance with GAAP), such that the aggregate book value of such Capital Stock and Investments exceeds 15% of Gross Asset Value;

                  8.6.1.4. Properties in the process of development, such that the aggregate book value of all such Properties under development exceeds 20% of Gross Asset Value;

                  8.6.1.5. Non-retail Properties (excluding non-retail Properties owned by the Borrower on the Effective Date or under option by the Borrower on the Effective Date), such that the aggregate book value of all such non-retail Properties exceeds 5% of Gross Asset Value;

         8.6.2. In addition to the foregoing limitations, the aggregate value of the Investments subject to the limitations in the preceding clauses (i) through
(iv) shall not exceed 30% of Gross Asset Value.

         SECTION 8.7.      Other Secured Indebtedness.

         Borrower will not permit more than 75% of the Gross Asset Value of its assets to be encumbered by Liens to secure Indebtedness which is cross-collateralized with other Indebtedness without prior written consent of the Majority Lenders.

         SECTION 8.8.      Ratio of Secured Indebtedness to Gross Asset Value.

         Borrower will not permit the ratio of (a) Secured Indebtedness of Borrower and its Consolidated Subsidiaries to (b) Gross Asset Value to exceed
0.35 to 1.0.

         SECTION 8.9.      Maximum Loan Availability.

         Borrower will not at any time permit the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate amount of all Letter of Credit Liabilities, exceed the lesser of (a) Maximum Loan Availability at such time, or (b) the aggregate amount of Lender's Commitments.

                                   ARTICLE 9.
                                    DEFAULTS

         SECTION 9.1.      Events of Default.

         If one or more of the following events shall have occurred and be continuing:

         9.1.1. (i) Borrower shall fail to pay when due any Reimbursement Obligation or any principal of any Loan or other Obligation, or (ii) Borrower shall fail to pay when due any interest, fees or other Obligation and such failure under this clause (ii) shall continue for a period of five days after notice that such payment is due and payable;

         9.1.2. Borrower shall fail to observe or perform any covenant or agreement contained in Section 7.7, Sections 7.11 through 7.14, inclusive or
Section 8.9;

         9.1.3. Borrower shall fail to comply with any of the covenants or agreements contained in Article 8 (other than Section 8.9), and Borrower shall remain in noncompliance with any such Section after 30 days following the first failure to comply with such Section;

         9.1.4. Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by the immediately preceding clauses (a) through (c)) for a period of 30 days after written notice thereof has been given to Borrower by Agent;

         9.1.5. An Event of Default under and as defined in any Loan Document shall occur and be continuing or Borrower shall fail to observe or perform any covenant or agreement contained in any of the Loan Documents and such failure shall continue beyond any applicable period of grace;

         9.1.6. any representation, warranty, certification or statement made or deemed made by or on behalf of any Loan Party in this Agreement or in any certificate, financial statement or other Loan Document delivered pursuant to this Agreement shall prove to have been incorrect or misleading in any material respect when made or deemed made;

         9.1.7. the maturity of any Indebtedness (excluding non-recourse Indebtedness of less than $1,000,000 in the aggregate) shall have been (i) accelerated in accordance with the provisions of any indenture, contract or instrument providing for the creation of or concerning such Indebtedness or (ii) required to be prepaid in full prior to the stated maturity thereof;

         9.1.8. Borrower or any other Loan Party shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing;

         9.1.9. an involuntary case or other proceeding shall be commenced against Borrower or any other Loan Party seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against any such Person under the federal bankruptcy laws as now or hereafter in effect;

         9.1.10. a judgment or order for the payment of money in excess of $250,000 shall be rendered against Borrower or any other Loan Party and such judgment or order shall continue unsatisfied and unstayed for a period of thirty days;

         9.1.11. the assets of Borrower or any other Loan Party at any time constitute assets, within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder, of any ERISA Plan or Non-ERISA Plan; or

         9.1.12. any Guarantor shall fail to comply with any term, covenant, condition or agreement contained in the Guaranty (after giving effect to any applicable grace or cure periods) or any Guarantor shall disallow, revoke or terminate or attempt to do any of the foregoing with respect to the Guaranty.

         SECTION 9.2.      Remedies Upon an Event of Default.

         Upon the occurrence of an Event of Default, and in every such event, Agent shall, upon the direction of the Majority Lenders, (i) by notice to Borrower terminate the Commitments, which shall thereupon terminate, (ii) by notice to Borrower declare the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding, and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding shall thereupon become, immediately due and payable without presentment, demand, protest or notice of intention to accelerate, all of which are hereby waived by Borrower; and (iii) exercise all rights and remedies available under all of the Loan Documents. Notwithstanding the foregoing, upon the occurrence of any of the Events of Default specified in clause (h) or (i) above, without any notice to Borrower or any other act by Agent, the Commitments shall thereupon immediately and automatically terminate and the Loans and all other Obligations and an amount equal to the Stated Amount of all Letters of Credit then outstanding shall become immediately due and payable without presentment, demand, protest, notice of intention to accelerate or notice of acceleration, or other notice of any kind, all of which are hereby waived by Borrower.

         SECTION 9.3.      Additional Remedies Upon Certain Default.

         In addition to the other rights and remedies of Agent and Lenders upon the occurrence and during the continuance of a Default, upon the occurrence and during the continuance of a Default under Section 9.1(c), Lenders shall not be obligated to make any Revolving Loans.

         SECTION 9.4.      Rescission of Acceleration by Majority Lenders.

         If at any time after acceleration of the maturity of the Loans, Borrower shall pay all arrears of interest and all payments on account of principal of the Loans and the other Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by Applicable Law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Defaults (other than nonpayment of principal of and accrued interest on the Loans and other Obligations due and payable solely by virtue of acceleration) shall be remedied or waived, then by written notice to Borrower, the Majority Lenders may elect, in their sole discretion, to rescind and annul such acceleration and its consequences; but such action shall not affect any subsequent Default or Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind all Lenders to a decision which may be made at the election of the Majority Lenders and are not intended to benefit Borrower and do not give Borrower the right to require Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are satisfied.

         SECTION 9.5.      Allocation of Proceeds.

         If an Event of Default shall have occurred and be continuing and the maturity of the Notes has been accelerated, all payments received by Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by Borrower hereunder or thereunder, shall be applied by Agent in the following order and priority:

         9.5.1. amounts due to Agent and Lenders in respect of fees and expenses due under Section 11.3;

         9.5.2. payments of interest on all Loans and Reimbursement Obligations, to be applied for the ratable benefit of the Lenders;

         9.5.3. payments of principal of all Loans and Reimbursement Obligations, to be applied for the ratable benefit of Lenders;

         9.5.4.   amounts to be deposited into the Collateral Account;

         9.5.5. amounts due to Agent and Lenders pursuant to Sections 10.7 and 11.5;

         9.5.6. payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of Lenders; and

         9.5.7. any amount remaining after application as provided above, shall be paid to Borrower or whomever else may be legally entitled thereto.

         SECTION 9.6.      Collateral Account.

         9.6.1. As collateral security for the prompt payment in full when due of all Letter of Credit Liabilities, Borrower hereby pledges and grants to Agent, for the benefit of the Issuing Bank and Lenders as provided herein, a security interest in all of Borrower's right, title and interest in and to the Collateral Account and the balances from time to time in the Collateral Account (including the investments and reinvestments therein provided for below). The balances from time to time in the Collateral Account shall not constitute payment of any Letter of Credit Liabilities until applied by Agent as provided herein. Anything in this Agreement to the contrary notwithstanding, funds held in the Collateral Account shall be subject to withdrawal only as provided in this Section.

         9.6.2. Amounts on deposit in the Collateral Account shall be invested and reinvested by Agent in such investments as Agent shall determine in its sole discretion. All such investments and reinvestments shall be held in the name of and be under the sole dominion and control of Agent. Agent shall exercise reasonable care in the custody and preservation of any funds held in the Collateral Account and shall be deemed to have exercised such care if such funds are accorded treatment substantially equivalent to that which Agent accords other funds deposited with Agent, it being understood that Agent shall not have any responsibility for taking any necessary steps to preserve rights against any parties with respect to any funds held in the Collateral Account.

         9.6.3. If an Event of Default shall have occurred and be continuing, Agent may (and, if instructed by the Requisite Lenders or the Issuing Bank, shall) in its (or their) discretion at any time and from time to time elect to liquidate any such investments and reinvestments and credit the proceeds thereof to the Collateral Account and apply or cause to be applied such proceeds and any other balances in the Collateral Account to the payment of any of the Letter of Credit Liabilities then due and payable.

         9.6.4. When all of the Obligations shall have been indefeasibly paid in full and no Letters of Credit remain outstanding, Agent shall promptly deliver to Borrower, against receipt but without any recourse, warranty or representation whatsoever, the balances remaining in the Collateral Account.

         9.6.5. Borrower shall pay to Agent from time to time such fees as Agent normally charges for similar services in connection with Agent's administration of the Collateral Account and investments and reinvestments of funds therein.

                                   ARTICLE 10.
                                    THE AGENT

         SECTION 10.1.     Appointment and Authorization.

         Each Lender irrevocably appoints and authorizes Agent to take such action as contractual representative on its behalf and to exercise such powers under the Loan Documents as are delegated to Agent by the terms thereof, together with all such powers as are reasonably incidental thereto. Borrower shall be entitled to rely conclusively upon a written notice or written response from Agent as being made pursuant to the requisite concurrence or consent of Lenders necessary to take such action without investigation or otherwise contacting Lenders hereunder. The relationship between Agent and Lenders shall be that of principal and agent only and nothing herein shall be construed to deem Agent a trustee for any Lender nor to impose on Agent duties or obligations other than those expressly provided for herein. Not in limitation of the foregoing, each Lender agrees Agent has no fiduciary obligations to such Lender under this Agreement, any other Loan Document or otherwise. At the request of a Lender, Agent will forward to each Lender copies or, where appropriate, originals of the documents delivered to Agent pursuant to Section 5.1. Agent will also furnish to any Lender, upon the request of such Lender, a copy of any certificate or notice furnished to Agent by Borrower pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders, and such instructions shall be binding upon all Lenders and all holders of Notes; provided, however, that Agent shall not be required to take any action which exposes Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, Agent shall not exercise any right or remedy it or Lenders may have under any Loan Document upon the occurrence of a Default or an Event of Default unless the Majority Lenders have so directed Agent to exercise such right or remedy. Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless Agent has actual knowledge of such Default or Event of Default. In the event that Agent has actual knowledge of the occurrence of a Default or Event of Default, Agent shall give prompt notice thereof to Lenders.

         SECTION 10.2.     Agent and Affiliates.

         Wells Fargo Bank, National Association, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Wells Fargo Bank, National Association, in each case in its individual capacity. Wells Fargo Bank, National Association and its affiliates and the other Lenders and their respective affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, and generally engage in any kind of business with Borrower, any of its Subsidiaries and any other Affiliate of Borrower as if Wells Fargo Bank,

National Association or such Lender were any other bank and without any duty to account therefor to the other Lenders.

         SECTION 10.3.     Collateral Matters.

          Each Lender authorizes and directs Agent to enter into the Loan Documents for the benefit of Lenders. Each Lender hereby agrees that, except as otherwise set forth herein, any action taken by the Majority Lenders in accordance with the provisions of this Agreement or the Loan Documents, and the exercise by the Majority Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders.

         SECTION 10.4.     Approvals of Lenders.

         All communications from Agent to any Lender requesting such Lender's determination, consent, approval or disapproval (a) shall be given in the form of a written notice to such Lender, (b) shall be accompanied by a description of the matter or thing as to which such determination, approval, consent or disapproval is requested, or shall advise such Lender where such matter or thing may be inspected, or shall otherwise describe the matter or issue to be resolved, (c) shall include, if reasonably requested by such Lender and to the extent not previously provided to such Lender, written materials and a summary of all oral information provided to Agent by Borrower in respect of the matter or issue to be resolved, and (d) shall include Agent's recommended course of action or determination in respect thereof. Each Lender shall reply promptly, but in any event within ten Business Days (or such shorter or longer period as may be required under the Loan Documents for Agent to respond). Unless a Lender shall give written notice to Agent that it objects to the recommendation or determination of Agent (together with a written explanation of the reasons behind such objection) within the applicable time period for reply, such Lender shall be deemed to have conclusively approved of or consented to such recommendation or determination.

         SECTION 10.5.     Consultation with Experts.

         Agent may consult with legal counsel (who may be counsel for Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

         SECTION 10.6.     Liability of Agent.

         Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by Agent in connection with any of the Loan Documents in the absence of its own gross negligence or willful misconduct. Neither Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify
(a) any statement, warranty or representation made in connection with any of the Loan Documents, or any borrowing hereunder, (b) the performance or observance of any of the covenants or agreements of Borrower or any other Loan Party, (c) the satisfaction of any condition specified in Article 5, or (d) the validity, effectiveness or genuineness of any of the Loan Documents or any other instrument or writing furnished in connection herewith or therewith. Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex or similar writing) believed by it to be genuine or to be signed by the proper party or parties.

         SECTION 10.7.     Indemnification of Agent.

         Lenders agree to indemnify Agent (to the extent not reimbursed by Borrower and without limiting the obligation of Borrower to do so) in accordance with Lenders' respective Pro Rata Shares, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by Agent under the Loan Documents; provided, however, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (i) to the extent arising from Agent's gross negligence or willful misconduct or (ii) if Agent fails to follow the written direction of the Majority Lenders unless such failure is pursuant to Agent's good faith reliance on the advice of counsel of which Lenders have received notice. Without limiting the generality of the foregoing, each Lender agrees to reimburse Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by Agent in connection with the preparation, execution, administration, or enforcement of, or legal advice with respect to the rights or responsibilities of the parties under, the Loan Documents, to the extent that Agent is not reimbursed for such expenses by Borrower. The agreements in this Section shall survive the payment of the Loans and all other amounts payable hereunder or under the other Loan Documents and the termination of this Agreement.

         SECTION 10.8.     Credit Decision.

         Each Lender expressly acknowledges that neither Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates has made any representations or warranties to such Lender and that no act by Agent hereinafter taken, including any review of the affairs of Borrower or any of the Properties, shall be deemed to constitute any representation or warranty by Agent to any Lender. Each Lender acknowledges that it has, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on the financial statements of Borrower and its affiliates, its review of the Loan Documents, the legal opinions required to be delivered to it hereunder, the advice of its own counsel and such other documents and information as it has deemed appropriate, including without limitation, such documents and information regarding the Properties, made its own credit and legal analysis and decision to enter into this Agreement and the transaction contemplated hereby. Each Lender also acknowledges that it will, independently and without reliance upon Agent, any other Lender or counsel to Agent, and based on such review, advice, documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under the Loan Documents. Except for notices, reports and other documents expressly required to be furnished to Lenders by Agent hereunder, Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of Borrower, any of its Subsidiaries or any other Affiliate of Borrower which may come into possession of Agent or any of its officers, directors, employees, agents, attorneys-in-fact or other affiliates.

         SECTION 10.9.     Successor Agent.

         Agent may resign at any time by giving 30 days' prior written notice thereof, to Lenders and Borrower. Agent may be removed as Agent under the Loan Documents for good cause upon 30 days' prior written notice to Agent by all of the Lenders (excluding Agent as Lender); provided, however, that the Agent cannot be removed if there are fewer than three Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority Lenders, and shall have accepted such appointment, within 30 days after the current Agent's giving of notice of resignation or the Majority Lenders' removal of the current Agent, then the current Agent may, on behalf of Lenders, appoint a successor Agent, which shall be a Lender, if any Lender shall be willing to serve. Any successor Agent must be a bank whose senior unsecured debt obligations (or whose parent's senior unsecured debt obligations) are rated not less than investment grade or its equivalent by Moody's Investors Service, Inc. or not less than investment grade or its equivalent by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and which has total assets in excess of $10,000,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the current Agent, and the current Agent shall be discharged from its duties and obligations hereunder. The current Agent shall at the expense of Borrower execute and deliver to such successor Agent such instruments of transfer as may be reasonably necessary to accomplish such succession. After any current Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent. Notwithstanding anything herein to the contrary, Agent may assign its rights and duties under this Agreement to any Affiliate of the Agent without the consent of the Lenders or Borrower.

         SECTION 10.10.    Approvals and Other Actions by Majority Lenders.

         Each of the following shall require the approval of, or may be taken at the request of, the Majority Lenders:

         10.10.1. Approving certain major construction on or renovation to Eligible Properties as provided in Section 7.10;

         10.10.2. Termination of the Commitments and acceleration of the Obligations upon the occurrence of an Event of Default as provided in
Section 9.2;

         10.10.3. Rescission of acceleration of the Loans and the other Obligations as provided in Section 9.4;

         10.10.4. Direction of Agent to undertake rights and remedies upon a Default or Event of Default as provided in Section 10.1;

         10.10.5. Approval of an Eligible Property as an Unencumbered Pool Property pursuant to Section 4.1(b);

         10.10.6. Approving the replacement of Agent after Agent's removal as provided in Section 10.9; and

         10.10.7. Except as specifically provided otherwise in Section 11.7, any consent or approval regarding, any waiver of the performance or observance by Borrower of and the waiver of the continuance of any Default or Event of Default in respect of, any term of this Agreement or any other Loan Document.

                                   ARTICLE 11.
                                  MISCELLANEOUS

         SECTION 11.1.     Notices.

         All notices, requests and other communications to any party under the Loan Documents shall be in writing (including facsimile transmission or similar writing) and shall be given to such party as follows:

         If to Borrower:

                  AmREIT, Inc.
                  Eight Greenway Plaza, Suite 824
                  Houston, Texas  77046
                  Attention:  Mr. Kerr Taylor
                  Telecopier:  (713) 850-0498
                  Telephone:   (713) 850-1400

         If to a Lender or Agent:

                  To such Lender's or Agent's Lending Office at the address set forth on the signature pages of this Agreement or as to each party at such other address as such party shall designate in a written notice to the other parties. Each such notice, request or other communication shall be effective (a) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (b) if given by any other means (including facsimile), when delivered at the applicable address provided for in this Section; provided that notices to Agent under Article 2, and any notice of a change of address for notices, shall not be effective until received. In addition to Agent's Lending Office, Borrower shall send copies of the information described in Section 7.1 to the following address of Agent:

                  Wells Fargo Bank, National Association
                  Disbursement and Operations Center
                  2120 East Park Place, Suite 100
                  El Segundo, California 90245
                  Attention: Mr. David Cannon

                  with a copy to:

                  Wells Fargo Bank, National Association
                  1000 Louisiana, 4th Floor
                  Houston, Texas 77002-5093
                  Attention: Mr. David C. Williams

         SECTION 11.2.     No Waivers.

         No failure or delay by Agent, the Issuing Bank or any Lender in exercising any right, power or privilege under any Loan Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies provided in the Loan Documents shall be cumulative and not exclusive of any rights or remedies provided by law.

         SECTION 11.3.     Expenses.

         Borrower will pay on demand all present and future reasonable expenses actually incurred by Persons who are not employees of, and other third parties engaged by:

         11.3.1. Agent in connection with the negotiation, preparation, execution, delivery and administration (including reasonable out-of-pocket costs and expenses incurred by Agent and its counsel (but not any Assignee, Participant or its respective counsel) in connection with the assignment of Commitments pursuant to Section 11.8) of this Agreement, the Notes and each of the other Loan Documents, whenever the same shall be executed and delivered, including, without limitation, title insurance premiums, survey costs and expenses, appraisers' fees, environment engineers' fees, search fees, recording fees, mortgage recording taxes, and the reasonable fees and disbursements of:
(i) Winstead Sechrest & Minick P.C., counsel for Agent, and (ii) each local counsel reasonably retained by Agent;

         11.3.2. Agent in connection with the review of Properties for acceptance as Unencumbered Pool Properties and Agent's other activities under
Section 4.1, including reasonable fees and disbursements of counsel to Agent;

         11.3.3. Agent in connection with the negotiation, preparation, execution and delivery of any waiver, amendment or consent by Agent or any Lender relating to this Agreement, the Notes or any of the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent;

         11.3.4. Agent, Issuing Bank and each Lender in connection with any restructuring, refinancing or "workout" of the transactions contemplated by this Agreement, the Notes and the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent;

         11.3.5. Agent, Issuing Bank and each Lender, after the occurrence of a Default or Event of Default, in connection with the collection or enforcement of the obligations of Borrower under this Agreement, the Notes or any other Loan Document, including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or to any Lender if such collection or enforcement is done by or through an attorney;

         11.3.6. Subject to any limitation contained in Section 11.5, Agent, Issuing Bank and each Lender in connection with prosecuting or defending any claim in any way arising out of, related to, or connected with this Agreement, the Notes or any of the other Loan Documents, including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or any Lender and of experts and other consultants retained by Agent or any Lender in connection therewith;

         11.3.7. Agent, Issuing Bank and each Lender, after the occurrence of a Default or Event of Default, in connection with the exercise by Agent, Issuing Bank or any Lender of any right or remedy granted to it under this Agreement, the Notes or any of the other Loan Documents including the reasonable fees and disbursements of counsel to Agent, Issuing Bank or any Lender;

         11.3.8. Agent in connection with gaining possession of, maintaining, appraising, selling, preparing for sale and advertising to sell any collateral security, whether or not a sale is consummated; and

         11.3.9. Agent, Issuing Bank and each Lender, to the extent not already covered by any of the preceding subsections, in connection with any bankruptcy or other proceeding of the type described in Sections 9.1(h) or (i), and the reasonable fees and disbursements of counsel to Agent, Issuing Bank and any Lender actually incurred in connection with the representation of Agent, Issuing Bank or such Lender in any matter relating to or arising out of any such proceeding, including without limitation (i) any motion for relief from any stay or similar order, (ii) the negotiation, preparation, execution and delivery of any document relating to Agent, Issuing Bank or such Lender and (iii) the negotiation and preparation of any plan of reorganization of Borrower, whether proposed by Borrower, Lenders or any other Person, and whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.

         SECTION 11.4.     Stamp, Intangible and Recording Taxes.

         Borrower will pay any and all stamp, intangible, registration, recordation, mortgage and similar taxes, fees or charges and shall indemnify Agent, Issuing Bank and each Lender against any and all liabilities with respect to or resulting from any delay in the payment or omission to pay any such taxes, fees or charges, which may be payable or determined to be payable in connection with the execution, delivery, recording, performance or enforcement of this Agreement, the Notes and any of the other Loan Documents or the perfection of any rights or Liens thereunder.

         SECTION 11.5.     Indemnification.

         Borrower shall and hereby agrees to indemnify, defend and hold harmless Agent, Issuing Bank and each Lender and their respective directors, officers, agents and employees (each an "Indemnified Party") from and against (a) any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses reasonably incurred by any of them (except to the extent that it results from their own gross negligence or willful misconduct) arising out of or by reason of any litigation, investigations, claims or proceedings which arise out of or are in any way related to: (i) this Agreement or the transactions contemplated thereby; (ii) the making of Loans; (iii) any actual or proposed use by Borrower of the proceeds of the Loans or of Letters of Credit; or (iv) Agent's, Issuing Bank's or Lenders' entering into this Agreement, the other Loan Documents or any other agreements and documents relating hereto, including, without limitation, amounts paid in settlement, court costs and the reasonable fees and disbursements of counsel incurred in connection with any such litigation, investigation, claim or proceeding or any advice rendered in connection with any of the foregoing and (b) any such losses, claims, damages, liabilities, deficiencies, judgments or expenses incurred in connection with any remedial or other similar action taken by Borrower, Agent, Issuing Bank or any of Lenders in connection with the required compliance by Borrower or any of the Subsidiaries, or any of their respective properties, with any federal, state or local Environmental Laws or other material environmental rules, regulations, orders, directions, ordinances, criteria or guidelines. If and to the extent that the obligations of Borrower hereunder are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law. Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of its other obligations set forth in this Agreement and the other Loan Documents. Borrower shall not be obligated as provided in this Section to indemnify, defend or hold harmless any Indemnified Person in respect of any litigation, investigation, claim or proceeding commenced by any Indemnified Party against another Indemnified Party.

         SECTION 11.6.     Setoff.

         Each Lender hereby expressly waives its right to set-off and apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by such Lender or any Affiliate of such Lender, to or for the credit or the account of Borrower against and on account of any of the Obligations then due and owing.

         SECTION 11.7.     Amendments.

         Any consent or approval required or permitted by this Agreement or in any other Loan Document (other than any agreement evidencing the fees referred to in Section 3.1(c)) to be given by Lenders may be given, and the performance or observance by Borrower of any terms of this Agreement or such other Loan Document or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Majority Lenders.

Any provision of this Agreement or of any other Loan Document (other than any agreement evidencing the fees referred to in Section 3.1(c)) may be amended or otherwise modified with, but only with, the written consent of Borrower and the Majority Lenders. Any provision of any agreement evidencing the fees referred to in Section 3.1(c) may be amended or otherwise modified only in writing by Agent and Borrower, and the performance or observance by Borrower of any terms of any such agreement may be waived only with the written consent of Agent. Notwithstanding the foregoing, none of the following may be amended or otherwise modified, nor may Borrower's compliance thereunder or with respect thereto be waived, without the written consent of all Lenders and Borrower:

                           11.7.1.the principal amount of any Loan (including
                  forgiveness of any amount of principal);

                           11.7.2.the  rates of  interest  on the  Loans and the
                  amount of any interest payable on the Loans (including the forgiveness of any accrued but unpaid interest);

                           11.7.3.the  dates on which any  principal or interest
                  payable by Borrower under any Loan Document is due;

                           11.7.4.the provisions of the first sentence of
                  Section 2.1;

                           11.7.5.the Revolving Credit Termination Date;

                           11.7.6.any assignment or other transfer by Borrower
                  of any of its rights under this Agreement;

                           11.7.7.the  release  of any  Guarantor  or any  other
                  Person who has Guaranteed, or is otherwise obligated in respect of, any Obligations from such Obligations;

                           11.7.8.the definition of Commitment, Majority Lenders
                  (or any minimum requirement necessary for Lenders or Majority Lenders to take action hereunder), Pro Rata Share, Commitment and Maximum Loan Availability (and the definitions used in either such definition and the percentages and rates used in the calculation thereof);

                           11.7.9.Sections 8.2, 8.4 and 8.5 or any of the
                  definitions of the terms used in any such Sections;

                           11.7.10.Section 11.7; and

                           11.7.11.the amount and payment date of any fees.

Further, no amendment, waiver or consent shall affect the rights or duties of Agent, or Issuing Bank under this Agreement or any of the other Loan Documents unless in writing and signed by Agent in addition to Lenders required hereinabove to take such action. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon. No course of dealing or delay or omission on the part of any Lender or Agent in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. No notice to or demand upon Borrower shall entitle Borrower to any other or further notice or demand in similar or other circumstances.

         SECTION 11.8.     Successors and Assigns.

         11.8.1. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Lenders.

         11.8.2. Any Lender may at any time grant to one or more banks or other financial institutions which are not affiliates of, or otherwise related in any way to, Borrower (each a "Participant") participating interests in its Commitment or the Obligations owing to such Lender; provided, however, no Lender may grant a participating interest in its Commitment, or if the Commitments have been terminated, the aggregate outstanding principal balance of Notes held by it, in an amount less than $10,000,000. Except as otherwise provided in Section 11.6, no Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and Borrower and Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase, or except as contemplated by Section 2.11, extend the term or extend the time or waive any requirement for the reduction or termination of, such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the Loans or portions thereof owing to such Lender, (iii) reduce the amount of any such payment of principal, or (iv) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

         11.8.3. Any Lender may with the prior written consent of Agent and Borrower (which consent, in each case, shall not be unreasonably withheld) at any time assign to one or more banks or other financial institutions which are not affiliates of, or otherwise related in any way to, Borrower (each an "Assignee") all or a portion of its rights and obligations under this Agreement and the Notes; provided, however, (i)(x) no such consent by Borrower or Agent shall be required in the case of any assignment to any affiliate of such Lender and (y) no such consent by Borrower shall be required if a Default or Event of Default shall have occurred and be continuing; (ii) any partial assignment shall be in an amount at least equal to $10,000,000 and after giving effect to such assignment the assigning Lender retains a Commitment, or if the Commitments have been terminated, holds Notes having an aggregate outstanding principal balance, of at least $10,000,000; (iii) each such assignment shall be effected by means of an Assignment and Acceptance Agreement and (iv) such Assignee must be a bank or other financial institution whose senior unsecured debt obligations (or whose parent's senior unsecured debt obligations) are rated not less than investment grade or its equivalent by Moody's Investor Service, Inc. or Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc. and which has total assets in excess of $10,000,000,000. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Acceptance Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection, the transferor Lender, Agent and Borrower shall make appropriate arrangements so that new Notes are issued to the Assignee and such transferor Lender, as appropriate. In connection with any such assignment, the transferor Lender shall pay to Agent an administrative fee for processing such assignment in the amount of $3,000.

         11.8.4. In addition to the assignments and participations permitted under the foregoing provisions of this Section, any Lender may assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

         11.8.5. Subject to the provisions of Section 7.6, a Lender may furnish any information concerning Borrower or any of its Subsidiaries in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants).

         11.8.6. Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to Borrower or any of its affiliates or Subsidiaries.

         SECTION 11.9.     Governing Law.

         THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

         SECTION 11.10.    Litigation.

         11.10.1. EACH PARTY HERETO ACKNOWLEDGES THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG BORROWER, AGENT, ISSUING BANK OR ANY OF LENDERS WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND THAT A TRIAL BY JURY COULD RESULT IN SIGNIFICANT DELAY AND EXPENSE. ACCORDINGLY, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF LENDERS, ISSUING BANK, AGENT AND BORROWER HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST BORROWER ARISING OUT OF THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG BORROWER, AGENT OR ANY OF LENDERS OF ANY KIND OR NATURE.

         11.10.2. BORROWER, AGENT, ISSUING BANK, AND EACH LENDER EACH HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE SOUTHERN DISTRICT OF TEXAS OR, AT THE OPTION OF AGENT, ANY STATE COURT LOCATED IN HARRIS COUNTY, TEXAS SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG BORROWER, AGENT, ISSUING BANK, OR ANY OF LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY AGENT, ISSUING BANK, OR ANY LENDER OR THE ENFORCEMENT BY AGENT, ISSUING BANK, OR ANY LENDER OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION. FURTHER, BORROWER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

         11.10.3. THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS AGREEMENT.

         SECTION 11.11.    Counterparts; Integration.

         This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement, together with the other Loan Documents, constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

         SECTION 11.12.    Invalid Provisions.

         Any provision of this Agreement or any other Loan Document held by a court of competent jurisdiction to be illegal, invalid or unenforceable shall not invalidate the remaining provisions of such Loan Document which shall remain in full force and effect and the effect thereof shall be confined to the provision held invalid or illegal.

         SECTION 11.13.    Limitation of Liability of Trustees, Etc.

         AGENT AND LENDERS SHALL LOOK SOLELY TO BORROWER FOR THE ENFORCEMENT OF ANY CLAIM AGAINST BORROWER AND ACCORDINGLY NEITHER THE TRUST MANAGERS, OFFICERS, EMPLOYEES, SHAREHOLDERS OF BORROWER NOR THE INVESTMENT MANAGER OR ANY OF ITS OFFICERS, DIRECTORS, EMPLOYEES OR SHAREHOLDERS SHALL HAVE ANY PERSONAL LIABILITY FOR OBLIGATIONS ENTERED INTO BY OR ON BEHALF OF BORROWER.

                            SIGNATURE PAGES TO FOLLOW

          IN WITNESS WHEREOF, the parties hereto have caused this Amended and Restated Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                          BORROWER:

                          AmREIT, Inc.


                          By:     /S/ H. Kerr Taylor
                          Name:   H. Kerr Taylor
                          Title:  President


                       [Signatures Continued on Next Page]

                          WELLS FARGO BANK, NATIONAL
                          ASSOCIATION, as Agent,
                          Issuing Bank and in its individual capacity as Lender


                          By:     /s/ David C. Williams
                          Name:   David C. Williams
                          Title:  Vice President


                          Lending Office (all Types of Loans):

                          Disbursement and Operations Center
                          2120 East Park Place, Suite 100
                          El Segundo, California 90245
                          Attention: David Cannon

                          with a copy to:

                          1000 Louisiana, 4th Floor
                          Houston, Texas 77002-5093
                          Attention: David C. Williams
                          Telecopier:  (713) 319-1415
                          Telephone:   (713) 739-1077

                          Commitment Amount:
                          $30,000,000.00

                   FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

         THIS ASSIGNMENT AND ACCEPTANCE AGREEMENT dated as of __________, 199_ (the "Agreement") by and among __________________________ (the "Assignor"),
___________________________   (the   "Assignee"),   AmREIT,   Inc.,  a  Maryland
corporation (the "Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION, as Agent (the "Agent").

         WHEREAS, the Assignor is a Lender under that certain Revolving Credit Agreement dated as of November 6, 1998 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the financial institutions party thereto and their assignees under
Section 11.8 thereof, and the Agent;

         WHEREAS, the Assignor desires to assign to the Assignee all or a portion of the Assignor's Commitment under the Credit Agreement, all on the terms and conditions set forth herein; and

         WHEREAS, the Borrower and the Agent consent to such assignment on the terms and conditions set forth herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged by the parties hereto, the parties hereto hereby agree as follows.

         Section 1.    Assignment.

1. Subject to the terms and conditions of this Agreement and in consideration of the payment to be made by the Assignee to the Assignor pursuant to Section 2 of this Agreement, effective as of ______________, 199___ (the "Assignment Date") the Assignor hereby irrevocably sells, transfers and assigns to the Assignee, ] without recourse, a $_____________ interest (such interest being the "Assigned Commitment") in and to the Assignor's Commitment and all of the other rights and obligations of the Assignor under the Credit Agreement, such Assignor's Note and the other Loan Documents representing ___% in respect of the aggregate amount of all Lender's Commitments, including without limitation, a principal amount of outstanding Loans equal to $_____________, all voting rights of the Assignor associated with the Assigned Commitment, all rights to receive interest on such amount of Loans and all commitment and other fees with respect to the Assigned Commitment and other rights of the Assignor under the Credit Agreement and the other Loan Documents with respect to the Assigned Commitment, all as if the Assignee were an original Lender under and signatory to the Credit Agreement having a Commitment equal to such amount of the Assigned Commitment. The Assignee, subject to the terms and conditions hereof, hereby assumes all obligations of the Assignor with respect to the Assigned Commitment as if the Assignee were an original Lender under and signatory to the Credit Agreement having a Commitment equal to the Assigned Commitment, which obligations shall include, but shall not be limited to, the obligation of the Assignor to make Revolving Loans to the Borrower with respect to the Assigned Commitment, the obligation to pay the Issuing Bank amounts due in respect of drawings under Letters of Credit as required under Section 2.13(g) of the Credit Agreement and

                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-1
the obligation to indemnify the Agent as provided therein (the foregoing enumerated obligations, together with all other similar obligations more particularly set forth in the Credit Agreement and the other Loan Documents, shall be referred to hereinafter, collectively, as the "Assigned Obligations"). The Assignor shall have no further duties or obligations with respect to, and shall have no further interest in, the Assigned Obligations or the Assigned Commitment.

2. The assignment by the Assignor to the Assignee hereunder is without recourse to the Assignor. The Assignee makes and confirms to the Agent, the Assignor, and the other Lenders all of the representations, warranties and covenants of a Lender under Article X of the Credit Agreement. Not in limitation of the foregoing, the Assignee acknowledges and agrees that, except as set forth in
Section 4 below, the Assignor is making no representations or warranties with respect to, and the Assignee hereby releases and discharges the Assignor for any responsibility or liability for (i) the present or future solvency or financial condition of the Borrower, (ii) any representations warranties, statements or information made or furnished by the Borrower in connection with the Credit Agreement or otherwise, (iii) the validity, efficacy, sufficiency, or enforceability of the Credit Agreement, any Loan Document or any other document or instrument executed in connection therewith, or the collectibility of the Assigned Obligations, (iv) the perfection, priority or validity of any Lien with respect to any Collateral at any time securing the Obligations or the Assigned Obligations under the Notes or the Credit Agreement and (v) the performance or failure to perform by the Borrower of any obligation under the Credit Agreement or any document or instrument executed in connection therewith. Further, the Assignee acknowledges that it has, independently and without reliance upon the Agent, or on any affiliate or subsidiary thereof, or any other Lender and based on the financial statements supplied by the Borrower and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to become a Lender under the Credit Agreement. The Assignee also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement or any Note or pursuant to any other obligation. The Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide the Assignee with any credit or other information with respect to the Borrower or to notify the undersigned of any Event of Default except as expressly provided in the Credit Agreement. The Assignee has not relied on the Agent as to any legal or factual matter in connection therewith or in connection with the transactions contemplated thereunder.

         Section 2.    Payment by Assignee.   In consideration of the assignment
made pursuant to Section 1 of this Agreement, the Assignee agrees to pay to the Assignor on the Assignment Date an amount equal to $_______________ representing the aggregate principal amount outstanding of the Loans owing to the Assignor under the Credit Agreement and the other Loan Documents and being assigned hereby.

         Section 3. Payments by Assignor. The Assignor agrees to pay to the Agent on the Assignment Date an administration fee of $3,000.

                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-2

         Section 4. Representations and Warranties of Assignor.   The Assignor
hereby represents and warrants to the Assignee that (a) as of the Assignment Date (i) the Assignor is a Lender under the Credit Agreement having a Commitment under the Credit Agreement immediately prior to the Assignment Date, equal to $________________ and that the Assignor is not in default of its obligations under the Credit Agreement; and (ii) the outstanding principal balance of Loans owing to the Assignor (without reduction by any assignments thereof which have not yet become effective) is $_________ , and (b) it is the legal and beneficial owner of the Assigned Commitment which is free and clear of any adverse claim created by the Assignor.

        Section 5. Representations, Warranties and Agreements of Assignee. The Assignee (a) represents and warrants that it is legally authorized to enter into this Agreement; (b) confirms that it is an "Accredited Investor" (as such term is used in Regulation D promulgated under the Securities Act of 1933, as amended); (c) confirms that it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant thereto and such other documents and information (including without limitation the Loan Documents) as it has deemed appropriate to make its own credit analysis and decision to enter into this Agreement; (d) appoints and authorizes the Agent to take such action as Agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof together with such powers as are reasonably incidental thereto; and (e) agrees that it will become a party to and shall be bound by the Credit Agreement, the other Loan Documents to which the other Lenders are a party on the Assignment Date and will perform in accordance therewith all of the obligations which are required to be performed by it as a Lender.

        Section 6. Recording and Acknowledgment by the Agent.   Following the
execution of this Agreement, the Assignor will deliver to the Agent (a) a duly executed copy of this Agreement for acknowledgment and recording by the Agent and (b) the Assignor's Note. The Borrower agrees to exchange such Note for new Notes as provided in Section 11.8(c) of the Credit Agreement. Upon such acknowledgment and recording, from and after the Assignment Date, the Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Assignment Date directly between themselves. The Agent may unilaterally amend Annex I to the Credit Agreement to reflect the assignment effected hereby.

        Section 7. Agreements of the Borrower.   The Borrower hereby agrees that
the Assignee shall be a Lender under the Credit Agreement having a Commitment equal to the Assigned Commitment. The Borrower agrees that the Assignee shall have all of the rights and remedies of a Lender under the Credit Agreement and the other Loan Documents as if the Assignee were an original Lender under and signatory to the Credit Agreement, including, but not limited to, the right of a Lender to receive payments of principal and interest with respect to the Assigned Obligations, if any, and to the Loans made by the Lenders after the date hereof and to receive the commitment and other fees payable to the Lenders as provided in the Credit Agreement. Further, the Assignee shall be entitled to the indemnification provisions from the Borrower in favor of the Lenders as

                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-3
provided in the Credit Agreement and the other Loan Documents. The Borrower further agrees, upon the execution and delivery of this Agreement, to execute in favor of the Assignee a promissory note in substantially the form provided for under the Credit Agreement in an initial amount equal to the Assigned Commitment. Further, the Borrower agrees that, upon the execution and delivery of this Agreement, the Borrower shall owe the Assigned Obligations to the Assignee as if the Assignee were the Lender originally making such Loans and entering into such other obligations.

        Section 8. Addresses. The Assignee specifies as its address for notices and its Lending Office for all Loans, the offices set forth below:

Notice Address:               ___________________________
                              ___________________________
                              ___________________________
                              ___________________________
                              Telephone No.:_____________
                              Telecopy No.: _____________

Domestic Lending Office:      ___________________________
                              ___________________________
                              ___________________________
                              ___________________________
                              Telephone No.:_____________
                              Telecopy No.: _____________

LIBOR Lending Office:         ___________________________
                              ___________________________
                              ___________________________
                              ___________________________
                              Telephone No.:_____________
                              Telecopy No.: _____________


        Section 9.  Payment  Instructions.   All payments to be made to the
Assignee under this Agreement by the Assignor, and all payments to be made to the Assignee under the Credit Agreement, shall be made as provided in the Credit Agreement in accordance with the following instructions:

        Section 10. Effectiveness of Assignment. This Agreement, and the assignment and assumption contemplated herein, shall not be effective until (a) this Agreement is executed and delivered by each of the Assignor, the Assignee, the Borrower and the Agent and (b) the payment to the Assignor of the amounts owing by the Assignee pursuant to Section 2 hereof and (c) the payment to the Agent of the amounts owing by the Assignor pursuant to Section 3 hereof. Upon recording and acknowledgment of this Agreement by the Agent, from and after the


                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-4

Assignment Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Agreement, have the rights and obligations of a Lender thereunder and (ii) the Assignor shall, to the extent provided in this Agreement, relinquish its rights and be released from its obligations under the Credit Agreement; provided, however, that if the Assignor does not assign its entire interest under the Loan Documents, it shall remain a Lender entitled to all of the benefits and subject to all of the obligations thereunder with respect to its remaining Commitment.

        Section 11. Governing Law.   THIS AGREEMENT SHALL BE GOVERNED BY, AND
CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

        Section 12. Counterparts.   This Agreement may be executed in any number
of counterparts each of which, when taken together, shall constitute one and the same agreement.

        Section 13. Headings. Section headings have been inserted herein for convenience only and shall not be construed to be a part hereof.

        Section 14. Amendments; Waivers. This Agreement may not be amended, changed, waived or modified except by a writing executed by the Assignee and the Assignor.

        Section 15. Entire Agreement. This Agreement embodies the entire agreement between the Assignor and the Assignee with respect to the subject matter hereof and supersedes all other prior arrangements and understandings relating to the subject matter hereof.

        Section 16. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

        Section 17. Definitions. Terms not otherwise defined herein are used herein with the respective meanings given them in the Credit Agreement.

        IN WITNESS WHEREOF, the parties hereto have duly executed this Assignment and Acceptance Agreement as of the date and year first written above.


                                           ASSIGNOR:

                                           [NAME OF ASSIGNOR]

                                            By:
                                            Name:
                                            Title:



                                            ASSIGNEE:

                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-5

                                            [NAME OF ASSIGNEE]

                                            By:
                                            Name:
                                            Title:


Agreed and Consented to as of the
date first written above:

BORROWER:

AmREIT, Inc.


By:
Name:
Title:


Accepted as of the date first written above.

AGENT:

WELLS FARGO BANK, NATIONAL ASSOCIATION,
as Agent


By:
Name:
Title:

                                     Form of Assignment and Acceptance Agreement
                                                                       Exhibit A
                                                                        Page A-6

                                FORM OF GUARANTY

         THIS GUARANTY dated as of November ____, 1998, executed and delivered by each of the undersigned and the other Persons from time to time party hereto pursuant to the execution and delivery of an Accession Agreement in the form of Annex I hereto (all of the undersigned, together with such other Persons each a "Guarantor" and collectively, the "Guarantors") in favor of (a) WELLS FARGO BANK, NATIONAL ASSOCIATION, in its capacity as Agent (the "Agent") for the Lenders under that certain Revolving Credit Agreement dated as of November 6, 1998 by and among AmREIT, Inc., a Maryland corporation, the financial institutions party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent (as the same may be amended, restated, supplemented or otherwise modified from time to time in accordance with its terms, the "Credit Agreement") and (b) the Lenders and the Issuing Bank.

         WHEREAS, pursuant to the Credit Agreement, the Lenders have agreed to extend certain financial accommodations to the Borrower;

         WHEREAS, it is a condition precedent to the effectiveness of the Credit Agreement and the extension of financial accommodations under the Credit Agreement that the Guarantors execute and deliver this Guaranty;

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each Guarantor, each Guarantor agrees as follows:

         Section 1. Guaranty. Each Guarantor hereby absolutely, irrevocably and unconditionally guaranties the due and punctual payment and performance when due, whether at stated maturity, by acceleration or otherwise, of all of the following (collectively referred to as the "Guarantied Obligations"): (a) all indebtedness and obligations owing by the Borrower to any Lender, the Issuing Bank or the Agent under or in connection with the Credit Agreement and any other Loan Document to which the Borrower is a party, including without limitation, the repayment of all principal of the Revolving Loans, all Reimbursement Obligations and all other Letter of Credit Liabilities, and the payment of all interest, Fees, charges, reasonable and actual attorneys fees and other amounts payable to any Lender, the Issuing Bank or the Agent thereunder or in connection therewith; (b) any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (c) all expenses, including, without limitation, reasonable and actual attorneys' fees and disbursements that are incurred by the Lenders, the Issuing Bank and the Agent in the enforcement of any of the foregoing or any obligation of such Guarantor hereunder and (d) all other Obligations.

         Section 2. Guaranty of Payment and Not of Collection. This Guaranty is a guaranty of payment, and not of collection, and a debt or each Guarantor for its own account. Accordingly, the Lenders, the Issuing Bank, and the Agent shall not be obligated or required before enforcing this Guaranty against any
Guarantor: (a) to pursue any right or remedy the Lenders, the Issuing Bank or the Agent may have against the Borrower, any other Loan Party or any other Person or commence any suit or other proceeding against the Borrower, any other

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-1

Loan Party or any other Person in any court or other tribunal, (b) to make any claim in a liquidation or bankruptcy of the Borrower, any other Loan Party or any other Person; or (c) to make demand of the Borrower, any other Loan Party or any other Person or to enforce or seek to enforce or realize upon any collateral security held by the Lenders, the Issuing Bank or the Agent which may secure any of the Guarantied Obligations.

         Section 3. Guaranty Absolute. Each Guarantor guarantees that the Guarantied Obligations will be paid strictly in accordance with the terms of the documents evidencing the same, regardless of any Applicable Law now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Agent, the Lenders or the Issuing Bank with respect thereto. The liability of each Guarantor under this Guaranty shall be absolute and unconditional in accordance with its terms and shall remain in full force and effect without regard to, and shall not be released, suspended, discharged, terminated or otherwise affected by, any circumstance or occurrence whatsoever, including without limitation, the following (whether or not such Guarantor consents thereto or has notice thereof):

         (a) (i) any change in the amount, interest rate or due date or other term of any of the Guarantied Obligations, (ii) any change in the time, place or manner of payment of all or any portion of the Guarantied Obligations, (iii) any amendment or waiver of, or consent to the departure from or other indulgence with respect to, the Credit Agreement, any other Loan Document, or any other document or instrument evidencing or relating to any Guarantied Obligations, or
(iv) any waiver, renewal, extension, addition, or supplement to, or deletion from, or any other action or inaction under or in respect of, the Credit Agreement, any of the other Loan Documents, or any other documents, instruments or agreements relating to the Guarantied Obligations or any other instrument or agreement referred to therein or evidencing any Guarantied Obligations or any assignment or transfer of any of the foregoing;

         (b) any lack of validity or enforceability of the Credit Agreement, any of the other Loan Documents, or any other document, instrument or agreement referred to therein or evidencing any Guarantied Obligations or any assignment or transfer of any of the foregoing;

         (c) any furnishing to the Agent, the Lenders or the Issuing Bank of any additional security for the Guarantied Obligations, or any sale, exchange, release or surrender of, or realization on, any collateral securing any of the Obligations;

         (d) any settlement or compromise of any of the Guarantied Obligations, any security therefor, or any liability of any other party with respect to the Guarantied Obligations, or any subordination of the payment of the Guarantied Obligations to the payment of any other liability of the Borrower or any other Loan Party,

         (e) any bankruptcy, insolvency, reorganization, composition, adjustment, dissolution, liquidation or other like proceeding relating to such Guarantor, the Borrower, any other Loan Party or any other Person, or any action taken with respect to this Guaranty by any trustee or receiver, or by any court, in any such proceeding;

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-2

         (f) any act or failure to act by the Borrower, any other Loan Party or any other Person which may adversely affect such Guarantor's subrogation rights, if any, against the Borrower to recover payments made under this Guaranty;

         (g) any application of sums paid by the Borrower, any other Loan Party or any other Person with respect to the liabilities of the Borrower to the Agent, the Lenders, or the Issuing Bank, regardless of what liabilities of the Borrower remain unpaid;

         (h) any defect, limitation or insufficiency in the borrowing powers of the Borrower or in the exercise thereof; or

         (i) any other circumstance which might otherwise constitute a defense available to, or a discharge of, such Guarantor hereunder

         Section 4. Action with Respect to Guarantied Obligations. The Lenders, the Issuing Bank and the Agent may, at any time and from time to time, without the consent of, or notice to, any Guarantor, and without discharging any Guarantor from its obligations hereunder take any and all actions described in
Section 3 and may otherwise: (a) amend, modify, alter or supplement the terms of any of the Guarantied Obligations, including, but not limited to, extending or shortening the time of payment of any of the Guarantied Obligations or the interest rate that may accrue on any of the Guarantied Obligations; (b) amend, modify, alter or supplement the Credit Agreement or any other Loan Document; (c) sell, exchange, release or otherwise deal with all, or any part, of any collateral securing any of the Obligations; (d) release any Loan Party or other Person liable in any manner for the payment or collection of the Guarantied Obligations; (e) exercise, or refrain from exercising, any rights against the Borrower, any other Loan Party or any other Person; and (f) apply any sum, by whomsoever paid or however realized, to the Guarantied Obligations in such order as the Lenders shall elect.

         Section 5. Representations and Warranties. Each Guarantor hereby makes to the Agent and the Lenders all of the representations and warranties made by the Borrower with respect to or in any way relating to such Guarantor in the Credit Agreement and the other Loan Documents, as if the same were set forth herein in full.

         Section 6. Covenants. Each Guarantor will comply with all covenants which the Borrower is to cause such Guarantor to comply with under the terms of the Credit Agreement or any of the other Loan Documents.

         Section 7. Waiver. Each Guarantor, to the fullest extent permitted by Applicable Law, hereby waives notice or acceptance hereof or any presentment, demand, protest or notice or any kind, and any other act or thing, or omission or delay to do any other act or thing, which in any manner or to any extent might vary the risk of such Guarantor or which otherwise might operate to discharge such Guarantor from its obligations hereunder.

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-3

         Section 8. Inability to Accelerate Loan. If the Agent, the Lenders or the Issuing Bank are prevented from demanding or accelerating payment of any of the Guarantied Obligations by reason of any automatic stay or otherwise, the Agent, the Lenders or the Issuing Bank shall be entitled to receive from such Guarantor, upon demand therefor, the sums which otherwise would have been due had such demand or acceleration occurred.

         Section 9. Reinstatement of Guarantied Obligations. If claim is ever made on the Agent, any Lender or the Issuing Bank for repayment or recovery of any amount or amounts received in payment or on account of any of the Guarantied Obligations, and the Agent or such Lender repays all or part of said amount by reason of (a) any judgment, decree or order of any court or administrative body of competent jurisdiction, or (b) any settlement or compromise of any such claim effected by the Agent, the Lender or the Issuing Bank with any such claimant
(including the Borrower or a trustee in bankruptcy for the Borrower), then and in such event each Guarantor agrees that any such judgment, decree, order, settlement or compromise shall be binding on it, notwithstanding any revocation hereof or the cancellation of the Credit Agreement, any of the other Loan Documents, or any other instrument evidencing any liability of the Borrower, and such Guarantor shall be and remain liable to the Agent, such Lender or the Issuing Bank for the amounts so repaid or recovered to the same extent as if such amount had never originally been paid to the Agent, such Lender or the Issuing Bank.

         Section 10. Subrogation. Upon the making by any Guarantor of any payment hereunder for the account or the Borrower, such Guarantor shall be subrogated to the rights of the payee against the Borrower; provided, however, that such Guarantor shall not enforce any right or receive any payment by way of subrogation or otherwise take any action in respect of any other claim or cause of action such Guarantor may have against the Borrower arising by reason of any payment or performance by such Guarantor pursuant to this Guaranty, unless and until all of the Guarantied Obligations have been indefeasibly paid and performed in fill. If any amount shall be paid to such Guarantor on account of or in respect of such subrogation rights or other claims or causes of action, such Guarantor shall hold such amount in trust for the benefit of the Agent, the Lenders and the Issuing Bank and shall forthwith pay such amount to the Agent to be credited and applied against the Guarantied Obligations, whether matured or unmatured, in accordance with the terms of the Credit Agreement or to be held by the Agent as collateral security for any Guarantied Obligations existing.

         Section 11. Payments Free and Clear. All sums payable by each Guarantor hereunder, whether of principal, interest, Fees, expenses, premiums or otherwise, shall be paid in full, without set-off or counterclaim or any deduction or withholding whatsoever (including any withholding tax or liability imposed by any Governmental Authority, or any Applicable Law promulgated thereby), and if such Guarantor is required by Applicable Law or by any Governmental Authority to make any such deduction or withholding, such Guarantor shall pay to the Agent, the Lenders and the Issuing Bank such additional amount as will result in the receipt by the Agent, the Lenders and the Issuing Bank of the full amount payable hereunder had such deduction or withholding not occurred or been required.

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-4

         Section 12. Subordination. Each Guarantor hereby expressly covenants and agrees for the benefit of the Agent, the Lenders and the Issuing Bank that all obligations and liabilities of the Borrower to such Guarantor of whatever description, including without limitation, all intercompany receivables of such Guarantor from the Borrower (collectively, the "Junior Claims") shall be subordinate and junior in right of payment to all Guarantied Obligations. If an Event of Default shall have occurred and be continuing, then no Guarantor shall accept any direct or indirect payment (in cash, property, securities by set-off or otherwise) from the Borrower on account of or in any manner in respect of any Junior Claim until all of the Guarantied Obligations have been indefeasibly paid in full.

         Section 13. Avoidance Provisions. It is the intent of each Guarantor, the Agent, the Lenders and the Issuing Bank that in any Proceeding, such Guarantor's maximum obligation hereunder shall equal, but not exceed, the maximum amount which would not otherwise cause the obligations of the Guarantor hereunder (or any other obligations of the Guarantor to the Agent, the Lenders and the Issuing Bank) to be avoidable or unenforceable against the Guarantor in such Proceeding as a result of Applicable Law, including, without limitation,
(a) Section 548 of the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code") and (b) any state fraudulent transfer or fraudulent conveyance act or statue applied in such Proceeding, whether by virtue of Section 544 of the Bankruptcy Code or otherwise. The Applicable Laws under which the possible avoidance or unenforceability of the obligations of such Guarantor hereunder (or any other obligations of such Guarantor to the Agent, the Lenders and the Issuing Bank) shall be determined in any such Proceeding are referred to as the "Avoidance Provisions". Accordingly, to the extent that the obligations of any Guarantor hereunder would otherwise be subject to avoidance under the Avoidance Provisions, the maximum Guarantied Obligations for which such Guarantor shall be liable hereunder shall be reduced to that amount which, as of the time any of the Guarantied Obligations are deemed to have been incurred under the Avoidance Provisions, would not cause the obligations of any Guarantor hereunder (or any other obligations of the Guarantor to the Agent, the Lenders and the Issuing
Bank), to be subject to avoidance under the Avoidance Provisions. This Section is intended solely to preserve the rights of the Agent, the Lenders and the Issuing Bank hereunder to the maximum extent that would not cause the obligations of any Guarantor hereunder to be subject to avoidance under the Avoidance Provisions, and no Guarantor or any other Person shall have any right or claim under this Section as against the Agent, the Lenders and the Issuing Bank that would not otherwise be available to such Person under the Avoidance Provisions.

         Section 14. Information. Each Guarantor assumes all responsibility for being and keeping itself informed of the financial condition of the Borrower and the other Loan Parties, and of all other circumstances bearing upon the risk of nonpayment of any of the Guarantied Obligations and the nature, scope and extent of the risks that such Guarantor assumes and incurs hereunder, and agrees that none of the Agent, any Lender or the Issuing Bank shall have any duty whatsoever to advise any Guarantor of information regarding such circumstances or risks.

         Section 15. Governing Law. THIS GUARANTY SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-5

         SECTION 16. WAIVER OF JURY TRIAL. (a) EACH GUARANTOR, AND EACH OF THE AGENT, THE LENDERS AND THE ISSUING BANK BY ACCEPTING THE BENEFITS HEREOF, ACKNOWLEDGE THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG ANY GUARANTOR, THE AGENT, ANY LENDER AND THE ISSUING BANK WOULD BE BASED ON DIFFICULT AND COMPLEX
ISSUES OF LAW AND FACT AND THAT A TRIAL BY JURY COULD RESULT IN SIGNIFICANT DELAY AND EXPENSE. ACCORDINGLY, THE GUARANTOR, AND EACH OF THE AGENT, THE LENDERS AND THE ISSUING BANK BY ACCEPTING THE BENEFITS HEREOF, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, HEREBY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST SUCH GUARANTOR ARISING OUT OF THIS GUARANTY OR ANY OTHER LOAN DOCUMENT OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG SUCH GUARANTOR, THE AGENT, ANY LENDER OR THE ISSUING BANK OF ANY KIND OR NATURE.

         (b) THE GUARANTOR, AGENT, EACH LENDER OR THE ISSUING BANK EACH HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE SOUTHERN DISTRICT OF TEXAS OR, AT THE OPTION OF AGENT, ANY STATE COURT LOCATED IN HARRIS COUNTY, TEXAS SHALL HAVE NON-EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG GUARANTOR, AGENT, ANY THE LENDERS OR THE ISSUING BANK, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. GUARANTOR EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY AGENT, ANY LENDER OR THE ISSUING BANK OR THE ENFORCEMENT BY AGENT, ANY LENDER OR THE ISSUING BANK OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION. FURTHER, EACH GUARANTOR IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM

         (c) THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE OBLIGATIONS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS GUARANTY.

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-6

         Section 17. Loan Accounts . The Agent, each Lender and the Issuing Bank may maintain books and accounts setting forth the amounts of principal, interest and other sums paid and payable with respect to the Guarantied Obligations, and in the case of any dispute relating to any of the outstanding amount, payment or receipt of any of the Guarantied Obligations or otherwise, the entries in such books and accounts shall constitute prima facie evidence of the outstanding amount of such Guarantied Obligations and the amounts paid and payable with respect thereto. The failure of the Agent, any Lender or the Issuing Bank to maintain such books and accounts shall not in any way relieve or discharge any Guarantor of any of its obligations hereunder.

         Section 18. Waiver of Remedies. No delay or failure on the part of the Agent, any Lender or the Issuing Bank in the exercise of any right or remedy it may have against any Guarantor hereunder or otherwise shall operate as a waiver thereof, and no single or partial exercise by the Agent, any Lender or the Issuing Bank of any such right or remedy shall preclude other or further exercise thereof or the exercise of any other such right or remedy.

         Section 19. Termination. This Guaranty shall remain in full force and effect until indefeasible payment in full of the Obligations and the termination or cancellation of the Credit Agreement.

         Section 20. Successors and Assigns. Each reference herein to the Agent, the Lenders or the Issuing Bank shall be deemed to include such Person's respective successors and assigns (including, but not limited to, any holder of the Guarantied Obligations) in whose favor the provisions of this Guaranty also shall inure, and each reference herein to each Guarantor shall be deemed to include such Guarantor's successors and assigns, upon whom this Guaranty also shall be binding. The Lenders and the Issuing Bank may, in accordance with the applicable provisions of the Credit Agreement, assign, transfer or sell any Guarantied Obligations, or grant or sell participation in any Guarantied Obligations, to any Person without the consent of, or notice to, any Guarantor and without releasing, discharging or modifying any Guarantor's obligations hereunder. Each Guarantor hereby consents to the delivery by the Agent, Lenders or the Issuing Bank to any Assignee or Participant (or any prospective Assignee or Participant) of any financial or other information regarding the Borrower or any Guarantor. No Guarantor may assign or transfer its obligations hereunder to any Person.

         Section 21. JOINT AND SEVERAL OBLIGATIONS. THE OBLIGATIONS OF THE GUARANTOR HEREUNDER SHALL BE JOINT AND SEVERAL AND ACCORDINGLY, EACH GUARANTOR CONFIRMS THAT IT IS LIABLE FOR THE FULL AMOUNT OF THE "GUARANTEED OBLIGATIONS" AND ALL OF THE OBLIGATIONS AND LIABILITIES OF EACH OF THE OTHER GUARANTORS HEREUNDER.

         Section 22. Amendments. This Guaranty may not be amended except in writing signed by the Agent and each Guarantor.

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-7

         Section 23. Payments. All payments to be made by any Guarantor pursuant to this Guaranty shall be made in Dollars, in immediately available funds to the Agent at its Lending Office, not later than 11:00 a.m., on the date one Business Day after demand therefor.

         Section 24. Notices. All notices, requests and other communications hereunder shall be in writing (including facsimile transmission or similar writing) and shall be given (a) to each Guarantor at its address set forth below its signature hereto, (b) to the Agent, Lender or the Issuing Bank at its address for notices provided for in the Credit Agreement, or (c) as to each such party at such other address as such party shall designate in a written notice to the other parties. Each such notice, request or other communication shall be effective (i) if mailed, when received; (ii) if telecopied, when transmitted; or
(iii) if hand delivered, when delivered; provided, however, that any notice of a change of address for notices shall not be effective until received.

         Section 25. Severability. In case any provision of this Guaranty shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

         Section 26. Headings. Section headings used in this Guaranty are for convenience only and shall not affect the construction of this Guaranty.

         Section 27. Definitions.  (a)  For the purposes of this Guaranty:

         "Proceeding" means any of the following: (i) a voluntary or involuntary case concerning any Guarantor shall be commenced under the Bankruptcy Code of 1978, as amended; (ii) a custodian (as defined in such Bankruptcy Code or any other applicable bankruptcy laws) is appointed for, or takes charge of, all or any substantial part of the property of any Guarantor; (iii) any other proceeding under any Applicable Law, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up or composition for adjustment of debts, whether now or hereafter in effect, is commenced relating to any Guarantor; (iv) any Guarantor is adjudicated insolvent or bankrupt; (v) any order of relief or other order approving any such case or proceeding is entered by a court of competent jurisdiction; (vi) any Guarantor makes a general assignment for the benefit of creditors; (vii) any Guarantor shall fail to pay, or shall state that it is unable to pay, or shall be unable to pay, its debts generally as they become due; (viii) any Guarantor shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts;
(ix) any Guarantor shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or (x) any corporate action shall be taken by any Guarantor for the purpose of effecting any of the foregoing.

         (b) Terms not otherwise defined herein are used herein with the respective meanings given them in the Credit Agreement.

         Section 28. YEAR 2000. Guarantor shall ensure that the following are Year 2000 Compliant in a timely manner, but in no event later than December 31, 1999: (a) each Property; (b) Guarantor itself; and (c) any other major commercial properties and entities in which Guarantor holds a controlling

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-8
interest. Guarantor shall further make reasonable inquiries of and request reasonable validation that each of the following are similarly Year 2000
Compliant: (x) all "major" tenants or other entities from which Guarantor receives payments; and (y) all "major" contractors, suppliers, service providers and vendors of Guarantor. As used in this paragraph, "major" shall mean properties or entities the failure of which to be Year 2000 Compliant would have a material adverse economic impact upon Guarantor. The term "Year 2000 Compliant" shall mean, in regard to any property or entity, that all software, hardware, equipment, goods or systems utilized by or material to the physical operations, business operations, or financial reporting of such property or entity (collectively, the "systems") will properly perform date sensitive functions before, during and after the year 2000. In furtherance of this covenant, Guarantor shall, in addition to any other necessary actions perform a comprehensive review and assessment of all systems of Guarantor and each Property, and shall adopt a detailed plan, with itemized budget, for the testing, remediation, and monitoring of such systems. Guarantor shall, within thirty business days of Lender's written request, provide to Lender such certifications or other evidence of Guarantor's compliance with the terms of this paragraph as Lender may from time to time reasonably require.

                            [Signatures on Next Page]

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                        Page B-9

         IN WITNESS WHEREOF, each Guarantor has duly executed and delivered this Guaranty as of the date and year first written above.


                                   [GUARANTOR]

                                   By:
                                        Name:
                                        Title:

                                   Address for Notices:

                                   _________________________________________
                                   _________________________________________
                                   _________________________________________
                                   Attention:
                                   Telecopier: (___)
                                   Telephone: (___)


                                                                Form of Guaranty
                                                                       Exhibit B
                                                                       Page B-10

                                     ANNEX I

                           FORM OF ACCESSION AGREEMENT

         THIS ACCESSION AGREEMENT dated as of _________, 19__, executed and delivered by ________________, a (the "New Guarantor") in favor of (a) WELLS FARGO BANK, NATIONAL ASSOCIATION, in its capacity as Agent (the "Agent") for the Lenders under that certain Revolving Credit Agreement dated as of November 6, 1998 (as the same may be amended, restated, supplemented or otherwise modified from time to time in accordance with its terms, the "Credit Agreement"), by and among AmREIT, Inc. (the "Borrower"), the financial institutions initially party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent and (b) the Lenders and the Issuing Bank.

         WHEREAS, pursuant to the Credit Agreement, the Agent, the Lenders and the Issuing Bank have agreed to make available to the Borrower certain financial accommodations on the terms and conditions set forth in the Credit Agreement;

         WHEREAS, the Borrower owns, directly or indirectly, ___% of the issued and outstanding capital stock of; or other equity interest in, the New Guarantor;

         WHEREAS, the Borrower, the New Guarantor and the other Subsidiaries of the Borrower though separate legal entities, are mutually dependent on each other in the conduct of their respective businesses as an integrated operation and have determined it to be in their mutual best interests to obtain financing from the Agent, the Lenders and the Issuing Bank through their collective efforts:

         WHEREAS, the New Guarantor acknowledges that it will receive direct and indirect benefits from the Agent, the Lenders and the Issuing Bank making such financial accommodations available to the Borrower under the Credit Agreement and, accordingly, the New Guarantor is willing to guarantee the Borrower's obligations to the Agent, the Lenders and the Issuing Bank on the terms and conditions contained herein, and

         WHEREAS, the New Guarantor's execution and delivery of this Agreement is a condition to the Agent, the Lenders and the Issuing Bank continuing to make such financial accommodations to the Borrower.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the New Guarantor, the New Guarantor agrees as follows:

         Section 1. Accession to Guaranty. The New Guarantor hereby agrees that it is a "Guarantor" under that certain Guaranty dated as of November ____, 1998 (the "Guaranty"), made by each Subsidiary a party thereto in favor of the Agent, the Lenders and the Issuing Bank and assumes all obligations of a "Guarantor" thereunder, all as if the New Guarantor had been an original signatory to the Guaranty. Without limiting the generality of the foregoing, the New Guarantor hereby:

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                       Page B-11

         (a) irrevocably and unconditionally guarantees the due and punctual payment and performance when due, whether at stated maturity, by acceleration or otherwise, of all Guarantied Obligations;

         (b) makes to the Agent, the Lenders and the Issuing Bank as of the date hereof each of the representations and warranties contained in Section 5 of the Guaranty and agrees to be bound by each of the covenants contained in Section 6 of the Guaranty; and

         (c) consents and agrees to each provision set forth in the Guaranty.

         SECTION 2. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

         Section 3. Definitions. Capitalized terms used herein and not otherwise defined herein shall have their respective defined meanings given them in the Credit Agreement.

                            [Signatures on Next Page]

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                       Page B-12

         IN WITNESS WHEREOF, the new Guarantor has caused this Accession Agreement to be duly executed and delivered under seal by its duly authorized officers as of the date first written above.

                                   [NEW GUARANTOR]


                                   By:
                                        Name:
                                        Title:

                                   ATTEST:

                                   By:
                                        Name:
                                        Title:


                                                  (CORPORATE SEAL)



                                   Address for Notices:

                                   ___________________________________
                                   ___________________________________
                                   ___________________________________

                                   Attention:
                                   Telecopier: (___)
                                   Telephone: (___)


Accepted:

WELLS FARGO BANK, NATIONAL
  ASSOCIATION, as Agent


By:
         Name:
         Title:

                                                                Form of Guaranty
                                                                       Exhibit B
                                                                       Page B-13

                                  FORM OF NOTE


$30,000,000.00                   Houston, Texas                 November 6, 1998

         FOR VALUE RECEIVED, the undersigned, AmREIT, Inc., a Maryland corporation (the "Borrower"), hereby unconditionally promises to pay to the order of Wells Fargo Bank, National Association (the "Lender"), in care of Wells Fargo Bank, National Association, as Agent (the "Agent"), to Wells Fargo Bank, National Association, Disbursement and Operations Center, 2120 East Park Place, Suite 100, El Segundo, California 90245 or at such other address as may be specified by the Agent to the Borrower, the principal sum of THIRTY MILLION AND NO/100 DOLLARS ($30,000,000.00), or such lesser amount as may be such Lender's Pro Rata Share of the then outstanding and unpaid balance of all Revolving Loans made by the Lenders to the Borrower pursuant to, and in accordance with the terms of, the Credit Agreement.

         The Borrower further agrees to pay interest at said office, in like money, on the unpaid principal amount owing hereunder from time to time on the dates and at the rates and at the times specified in the Credit Agreement.

         This Note is one of the "Revolving Notes" referred to in that certain Revolving Credit Agreement dated as of November 6, 1998 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the financial institutions party thereto and their assignees under Section 11.8 thereof (the "Lenders"), and the Agent, and is subject to, and entitled to, all provisions and benefits thereof. Capitalized terms used herein and not defined herein shall have the respective meanings given to such terms in the Credit Agreement. The Credit Agreement, among other things, (a) provides for the making of Revolving Loans by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the Dollar amount first above mentioned, (b) permits the prepayment of the Loans by the Borrower subject to certain terms and conditions and (c) provides for the acceleration of the Revolving Loans upon the occurrence of certain specified events.

         It is expressly stipulated and agreed to be the intent of Borrower and Lenders at all times to comply strictly with the applicable Texas law governing the maximum rate or amount of interest payable on this Note or the Related Indebtedness (or applicable United States federal law to the extent that it permits Lenders to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount (i) contracted for, charged, taken, reserved or received pursuant to this Note, any of the other Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, (ii) contracted for, charged or received by reason of Lenders' exercise of the option to accelerate the maturity of this Note and/or the Related Indebtedness, or (iii) Borrower will have paid or Lenders will have received by reason of any voluntary prepayment by Borrower of this Note and/or the Related Indebtedness, then it is Borrower's and Lenders' express intent that

                                                                    Form of Note
                                                                       Exhibit C
                                                                        Page C-1
all amounts charged in excess of the Maximum Lawful Rate shall be automatically cancelled, ab initio, and all amounts in excess of the Maximum Lawful Rate theretofore collected by Lenders shall be credited on the principal balance of this Note and/or the Related Indebtedness (or, if this Note and all Related Indebtedness have been or would thereby be paid in full, refunded to Borrower), and the provisions of this Note and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder and thereunder; provided, however, if this Note has been paid in full before the end of the stated term of this Note, then Borrower and Lenders agree that Lenders shall, with reasonable promptness after Lenders discover or are advised by Borrower that interest was received in an amount in excess of the Maximum Lawful Rate, either refund such excess interest to Borrower and/or credit such excess interest against this Note and/or any Related Indebtedness then owing by Borrower to Lenders. Borrower hereby agrees that as a condition precedent to any claim seeking usury penalties against Lenders, Borrower will provide written notice to Lenders, advising Lenders in reasonable detail of the nature and amount of the violation, and Lenders shall have sixty (60) days after receipt of such notice in which to correct such usury violation, if any, by either refunding such excess interest to Borrower or crediting such excess interest against this Note and/or the Related Indebtedness then owing by Borrower to Lenders. All sums contracted for, charged or received by Lender for the use, forbearance or detention of any debt evidenced by this Note and/or the Related Indebtedness shall, to the extent permitted by applicable law, be amortized or spread, using the actuarial method, throughout the stated term of this Note and/or the Related Indebtedness (including any and all renewal and extension periods) until payment in full so that the rate or amount of interest on account of this Note and/or the Related Indebtedness does not exceed the Maximum Lawful Rate from time to time in effect and applicable to this Note and/or the Related Indebtedness for so long as debt is outstanding. In no event shall the provisions of Chapter 346 of the Texas Finance Code (which regulates certain revolving credit loan accounts and revolving triparty accounts) apply to this Note and/or the Related Indebtedness. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Lenders to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration. Borrower and Lenders hereby agree that any and all suits alleging the contracting for, charging or receiving of usurious interest shall lie in Harris County, Texas, and each irrevocably waive the right to venue in any other county.

         As used herein, the term "Maximum Lawful Rate" shall mean the maximum lawful rate of interest which may be contracted for, charged, taken, received or reserved by Lenders in accordance with the applicable laws of the State of Texas (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law), taking into account all Charges (as herein defined) made in connection with the transaction evidenced by this Note and the other Loan Documents. As used herein, the term "Charges" shall mean all fees, charges and/or any other things of value, if any, contracted for, charged, received, taken or reserved by Lenders in connection with the transactions relating to this Note and the other Loan Documents, which are treated as interest under

                                                                    Form of Note
                                                                       Exhibit C
                                                                        Page C-2
applicable law. As used herein, the term "Related Indebtedness" shall mean any and all debt paid or payable by Borrower to Lenders pursuant to the Loan Documents or any other communication or writing by or between Borrower and Lenders related to the transaction or transactions that are the subject matter of the Loan Documents, except such debt which has been paid or is payable by Borrower to Lender under the Note.

         To the extent that Lender is relying on Chapter 1D of the Texas Credit Title to determine the Maximum Lawful Rate payable on this Note and/or the Related Indebtedness, Lender will utilize the weekly ceiling from time to time in effect as provided in such Chapter 1D, as amended. To the extent United States federal law permits Lenders to contract for, charge, take, receive or reserve a greater amount of interest than under Texas law, Lenders will rely on United States federal law instead of such Chapter 1D for the purpose of determining the Maximum Lawful Rate. Additionally, to the extent permitted by applicable law now or hereafter in effect, Lenders may, at their option and from time to time, utilize any other method of establishing the Maximum Lawful Rate under such Chapter 1D or under other applicable law by giving notice, if required, to Borrower as provided by applicable law now or hereafter in effect.

         Notwithstanding  anything in this Note to the contrary,  if at any time
(i) interest rate provided for under this Note or any other Loan Document (the "Stated Rate"), and (ii) the Charges computed over the full term of this Note, exceed the Maximum Lawful Rate, then the rate of interest payable hereunder, together with all Charges, shall be limited to the Maximum Lawful Rate; provided, however, that any subsequent reduction in the Stated Rate shall not cause a reduction of the rate of interest payable hereunder below the Maximum Lawful Rate until the total amount of interest earned hereunder, together with all Charges, equals the total amount of interest which would have accrued at the Stated Rate if such interest rate had at all times been in effect. Changes in the Stated Rate resulting from a fluctuations in the rates used to calculate the Stated Rate shall be subject to the provisions of this paragraph.


         The holder hereof shall be entitled to the benefits of the other Loan Documents (to the extent and with the effect as therein provided).

         The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

         Time is of the essence of this Note.

         THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS.

                            [Signature page follows]

                                                                    Form of Note
                                                                       Exhibit C
                                                                        Page C-3

         IN WITNESS WHEREOF, the undersigned has executed and delivered this Note as of the date written above.


                                        AmREIT, Inc.


                                        By:
                                        Name:
                                        Title:


                                                                    Form of Note
                                                                       Exhibit C
                                                                        Page C-4

                           FORM OF NOTICE OF BORROWING

                            _____________, 199__


Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998, as amended (the "Credit Agreement"), by and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

    1. Pursuant to Section 2.2 of the Credit Agreement, the Borrower hereby requests that the Lenders make a Revolving Loan to the Borrower in an amount equal to $_________________.

    2. The Borrower requests that the Revolving Loan be made available to the Borrower on _______________, 199__.

    3. The Borrower hereby requests that the requested Revolving Loan be of the following Type:

    [Check one box only]

    [  ]      Base Rate Loan
    [  ]      LIBOR Loan, with an initial Interest Period for a
              duration of:

    [Check one box only]  [ ]   one month
                          [ ]   two months
                          [ ]   three months
                          [ ]   six months
                          [ ]   twelve months (requires approval of all Lenders)

    4. The proceeds of the Revolving Loan will be used for the following:
       _________________________________________________________________

                                                     Form of Notice of Borrowing
                                                                       Exhibit D
                                                                        Page D-1

       _________________________________________________________________.

         The Borrower hereby certifies to the Agent and the Lenders that as of the date hereof, as of the date of the making of the requested Revolving Loan, and after making such Revolving Loan, (a) no Default or Event of Default shall have occurred and be continuing and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are and shall be true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties have become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents.

                                             AmREIT, Inc.


                                             By:
                                             Name:
                                             Title:

                                                     Form of Notice of Borrowing
                                                                       Exhibit D
                                                                        Page D-2

                         FORM OF NOTICE OF CONTINUATION

                              ______________, 199__

Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998, as amended (the "Credit Agreement"), by and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.4 of the Credit Agreement, the Borrower hereby requests a Continuation of a LIBOR Loan under the Credit Agreement, and in that connection sets forth below the information relating to such Continuation as required by such Section of the Credit Agreement:

   1.  The requested date of such Continuation is ________________, 199__.

   2. The aggregate principal amount of the LIBOR Loan subject to the requested Continuation is $________________ and the portion of such principal amount subject to such Continuation is $_________________.

   3. The current Interest Period of the Loan subject to such Continuation ends on ______________, 199__.

   4. The duration of the Interest Period for the Loan or portion thereof subject to such Continuation is:

      [Check one box only] [ ]  one month
                           [ ]  two months
                           [ ]  three months
                           [ ]  six months
                           [ ]  twelve months (requires approval of all Lenders)

                                                  Form of Notice of Continuation
                                                                       Exhibit E
                                                                        Page E-1

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof, as of the proposed date of the requested Continuation, and after giving effect to such Continuation, no Event of Default shall have occurred and be continuing.

         If notice of the requested Continuation was given previously by telephone, this notice is to be considered the written confirmation of such telephone notice required by Section 2.4 of the Credit Agreement.

                                        AmREIT, Inc.


                                        By:
                                        Name:
                                        Title:

                                                  Form of Notice of Continuation
                                                                       Exhibit E
                                                                        Page E-2

                          FORM OF NOTICE OF CONVERSION

                             ______________, 199__


Wells Fargo Bank, National Association
Disbursement and Operations Center
2120 East Park Place, Suite 100
El Segundo, California 90245
Attention: David Cannon

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998, as amended (the "Credit Agreement"), and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.5 of the Credit Agreement, the Borrower hereby requests a Conversion of a Loan of one Type into a Loan of another Type under the Credit Agreement, and in that connection sets forth below the information relating to such Conversion as required by such Section of the Credit Agreement:

   1.  The requested date of such Conversion is _____________, 199__.

   2.  The  Type of  Loan  to be  Converted  pursuant  hereto  is currently:

       [Check one box only]  [ ]    Base Rate Loan
                             [ ]    LIBOR Loan

   3. The aggregate principal amount of the Loan subject to the requested Conversion is $____________ and the portion of such principal amount subject to such Conversion is $ _______________.

                                                    Form of Notice of Conversion
                                                                       Exhibit F
                                                                        Page F-1

   4. The amount of such Loan to be so Converted is to be converted into a Loan of the following Type:

       [Check one box only]

          [ ]   Base Rate Loan
          [ ]   LIBOR Loan, with an initial Interest Period for a duration of:

       [Check one box only] [ ]  one month
                            [ ]  two months
                            [ ]  three months
                            [ ]  six months
                            [ ]  twelve months(requires approval of all Lenders)

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof, as of the proposed date of the requested Conversion, and after giving effect to such Conversion, no Event of Default shall have occurred and be continuing.

         If  notice  of  the  requested   Conversion  was  given  previously  by
telephone, this notice is to be considered the written confirmation of such telephone notice required by Section 2.5 of the Credit Agreement.

                                        AmREIT, Inc.

                                        By:
                                        Name:
                                        Title:


                                                   Form of Notice of Converstion
                                                                       Exhibit F
                                                                        Page F-2

                            FORM OF EXTENSION REQUEST

                            ___________________, 199_


Wells Fargo Bank, National Association
1000 Louisiana, 4th Floor
Houston, Texas 77002
Attention: David Williams

Ladies and Gentlemen:

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998 (the "Credit Agreement"), by and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11 thereof, and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant to Section 2.11 of the Credit Agreement, the Borrower hereby requests that the Lenders and Agent extend the current Revolving Credit Termination Date of November 10, 1999, by a three-month period to February 6, 2000.

         The Borrower hereby certifies to the Agent, the Issuing Bank and the Lenders that as of the date hereof (a) no Default or Event of Default has occurred and is continuing, and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties have become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents.


                                        AmREIT, Inc.



                                        By:
                                        Name:
                                        Title:

                                                        Form of Extension Report
                                                                       Exhibit G
                                                                        Page G-1

                                 FORM OF OPINION


                                November 6, 1998



Wells Fargo Bank, National Association, as Agent
1000 Louisiana, 4th Floor
Houston, Texas  77002-5093

         Re:  $30,000,000.00  Revolving Credit Facility

Ladies and Gentlemen:

         We have acted as counsel to AmREIT, Inc., a Maryland corporation (the "Corporation"), and AmREIT Operating Corporation, a Texas corporation ("Guarantor") in connection with the $30,000,000.00 revolving credit facility provided pursuant to that certain Revolving Credit Agreement dated as of November 6, 1998 (the "Agreement") by and among the Corporation, the financial institutions from time to time a party thereto (collectively, the "Lenders," and each a "Lender") and Wells Fargo Bank, National Association, as a Lender and as Agent ("Agent"). This Opinion Letter (herein so called) is furnished to you as required by Section 5.1(d) of the Agreement. Capitalized terms used in this Opinion Letter and not defined herein are defined as set forth in the Agreement.

         Our opinions are limited in all respects to the substantive law of the State of Texas, the federal law of the United States and, solely to the extent addressed by the opinion addressed to me by _____ referred to in Section II hereof, the General Corporate Law of the State of Maryland, and we assume no responsibility as to the applicability thereto, or the effect thereon, of the laws of any other jurisdiction.

                    I. Documents Reviewed

A. Documents Reviewed--Loan Documents. As counsel to the Corporation, we have reviewed the following documents and instruments (collectively, the
         "Transaction Documents"):

                   1.      Agreement;

                   2. Promissory Note, dated as of November 6, 1998, executed by Borrower and payable to the order of Wells Fargo Bank, National Association in the original principal amount of $30,000,000.00; and

                   3.      Guaranty  executed by Guarantor  dated as of November
                           6, 1998.

                                                                 Form of Opinion
                                                                       Exhibit H
                                                                        Page H-1

B. Documents Reviewed--Other Documents Examined: In addition to the Transaction Documents, other documents we have examined in rendering this opinion, and upon which we have relied, include the following:

                   1. The Articles of Incorporation of the Corporation, certified by the Secretary of State of Maryland on October 29, 1998;

                   2. The Bylaws of the Corporation, certified to be true and correct by the Secretary of the Corporation as of November 6, 1998;

                   3. Certificates from the Secretary of State of Maryland indicating that the Corporation is in good standing in the State of Maryland as of October 29, 1998;

                   4. Certificates from the Secretary of State of the State of Texas indicating that the Corporation is authorized to do business in the State of Texas as of October 19, 1998;

                   5. Certificates from the Comptroller of Public Accounts of Texas indicating that the Corporation is in good standing in the State of Texas as of October 19, 1998;

                   6. The Articles of Incorporation of the Guarantor, certified by the Secretary of State of Texas on October 19, 1998;

                   7. The Bylaws of the Guarantor, certified to be true and correct by the Secretary of the Guarantor as of November 6, 1998;

                   8. Certificates from the Secretary of State of the State of Texas indicating that the Guarantor is in existence in the State of Texas as of October 19, 1998;

                   9. Certificates from the Comptroller of Public Accounts of the State of Texas indicating that the Guarantor is in good standing in the State of Texas as of October 19, 1998;

                  10. Copies of resolutions adopted by the Board of Directors of the Corporation authorizing the execution, delivery, and performance of the Transactional Documents to which the Corporation is a party, and certified by its Secretary as of November 6, 1998; and

                                                                 Form of Opinion
                                                                       Exhibit H
                                                                        Page H-2

                  11. Copies of resolutions adopted by the Board of Directors of the Guarantor authorizing the execution, delivery, and performance of the Transaction Documents to which the Guarantor is a party, and certified by its Secretary as of November 6, 1998.

                   II. Qualifications to Factual Examination;
                            Reliance on Local Counsel

         We have been furnished with and examined originals or copies, certified or otherwise identified to our satisfaction, of all such records of the Corporation, agreements and other instruments, certificates of officers and representatives of the Corporation, certificates of public officials, and other documents, and we have had such discussions with appropriate officers of the Corporation as we have deemed necessary or desirable as a basis for the opinions hereinafter expressed. As to questions of fact material to such opinions, we have, where relevant facts were not independently verified or established, relied upon certificates of and discussions with officers of the Corporation.

         In rendering the opinions expressed in paragraphs 1, 2, 4, 5 and 6 below, we have relied solely on the opinion of _______, dated of even date herewith, a copy of which is being concurrently delivered to you, to the extent those opinions concern the law of the State of Maryland. We have made no independent examination of the laws of the State of Maryland.

                                III. Assumptions

         For purposes of this opinion, we have assumed: (i) the genuineness of all signatures on all documents (other than the Corporation and the Guarantor on the Transaction Documents); (ii) the authenticity of all documents submitted to us as originals; (iii) the conformity to the originals of all documents submitted to us as copies; (iv) the correctness and accuracy of all facts set forth in all certificates and reports identified in this opinion; and (v) the due authorization, execution, and delivery of and the validity and binding effect of the Transaction Documents with regard to the parties to the Transaction Documents other than the Corporation.

                                  IV. Opinions

         Based upon and subject to the foregoing and the other qualifications and limitations stated in this Opinion Letter, we are of the opinion that:

                  1. The Corporation is duly incorporated, validly existing, and in good standing under the laws of the State of Maryland and is a real estate investment trust under Section 856 of the Internal Revenue Code. The Corporation is authorized to do business and is in good standing in the State of Texas.

                                                                 Form of Opinion
                                                                       Exhibit H
                                                                        Page H-3

         2. The Corporation and the Guarantor have the corporate power and authority to execute, deliver, and perform their respective obligations under the Transaction Documents to which they are a party. The Transaction Documents to which either the Corporation or the Guarantor is a party have been duly authorized by all necessary corporate action on the part of such Person and have been duly executed and delivered by such Person.

         3. The Transaction Documents to which the Corporation or the Guarantor is a party are enforceable against such Person.

         4. The execution and delivery by the Corporation and the Guarantor, as applicable, of, and performance of their agreements in, the Transaction Documents to which either Person is a party do not (i) violate the articles of incorporation or bylaws of such Person, breach, or result in a default under, any existing obligation of such Person under any agreement binding on such Person, or (ii) breach or otherwise violate any existing obligation of such Person.

         5. The execution and delivery of the Transaction Documents to which either the Corporation or the Guarantor is a party, the consummation of the transactions contemplated thereby, and compliance by such Person with the provisions thereof will not violate any Texas or federal statute or regulation, or Maryland Corporation Law.

         6. No consent, approval, waiver, license or authorization or other action by or filing with any governmental authority is required under Texas, Maryland or federal statutes or regulations in connection with the execution and delivery by the Corporation or the Guarantor of the Transaction Documents to which such Person is a party, except for those already obtained or completed.

         7. The Corporation's authorized capitalization consists of _______ shares of common stock, $_______ par value per share, of which _______ shares are issued and outstanding. The outstanding shares have been duly authorized and validly issued and are fully paid and nonassessable.

         8. The Corporation is not an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

         9.       The Transaction Documents are not usurious contracts.


                                                                 Form of Opinion
                                                                       Exhibit H
                                                                        Page H-4

                          V. Enforceability Limitations

         The opinions expressed in paragraph 3 are qualified and may be limited as follows:

A. The enforceability of the Transaction Documents is subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium, or other similar laws affecting the rights and remedies of creditors generally.

B. The enforceability of the Transaction Documents is subject to the effect of general principles of equity.

         The qualification of any opinion or statement herein by the use of the words "to our knowledge" or "known to us" means that during the course of representation as described in this Opinion Letter, no information has come to the attention of the attorneys in this Firm which would give such attorneys current actual knowledge of the existence of the facts so qualified. Except as set forth herein, we have not undertaken any investigation to determine the existence of such facts, and no inference as to our knowledge thereof shall be drawn from the fact of our representation of any party or otherwise.

         This Opinion Letter (i) has been furnished to Agent and Lenders at your request, and we consider it to be a confidential communication which may not be furnished, reproduced, distributed or disclosed to anyone without our prior written consent, (ii) is rendered solely for Agent's and Lenders' information and assistance in connection with the above transaction, and may not be relied upon by any other person or for any other purpose without our prior written consent, (iii) is rendered as of the date hereof, and we undertake no, and hereby disclaim any, obligation to advise you of any changes or any new developments which might affect any matters or opinions set forth herein; and
(iv) is limited to the matters stated herein and no opinions may be inferred or implied beyond the matters expressly stated herein.


                                      Very truly yours,




                                      By:


                                                                 Form of Opinion
                                                                       Exhibit H
                                                                        Page H-5

                      FORM OF UNENCUMBERED POOL CERTIFICATE

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998 (the "Credit Agreement"), by and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         1. Pursuant to Section 4.l(b)(ii) or Section 7.1(d), as applicable, of the Credit Agreement, the undersigned hereby certifies to the Lenders and the Agent that Schedule I attached hereto accurately and completely sets forth, as of the date hereof: (i) the identity of each Eligible Property as to which Borrower seeks Lenders' approval as a Pool Property, (ii) assuming the approval of each such Eligible Property as a Pool Property, (A) on a pro forma basis the Maximum Loan Availability, (B) the Occupancy Rate and Economic Occupancy Rate of such Property, (C) the aggregate Occupancy Rate and Economic Occupancy Rate of all Unencumbered Pool Properties, assuming the approval of each such Eligible Property as a Pool Property, and (D) the amount of the Unencumbered Pool Value, assuming that such Property is accepted as an Unencumbered Pool Property, attributable to all Unencumbered Pool Properties which are owned by Subsidiaries that are not Wholly Owned Subsidiaries.

         The undersigned further certifies to the Agent and the Lenders that as of the date hereof (a) no Default or Event of Default has occurred and is continuing, and (b) the representations and warranties of the Borrower contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects, except to the extent such representations or warranties specifically relate to an earlier date or such representations or warranties become untrue by reason of events or conditions otherwise permitted under the Credit Agreement or the other Loan Documents.

         IN WITNESS WHEREOF, the undersigned has signed this Unencumbered Pool Certificate on and as of __________, 19__.

                                     ______________________________
                                     Name:_________________________
                                     Title: Chief Financial Officer

                                           Form of Unencumbered Pool Certificate
                                                                       Exhibit I
                                                                        Page I-1

                         FORM OF ELIGIBILITY CERTIFICATE

         Reference is made to that certain Revolving Credit Agreement dated as of November 6, 1998 (the "Credit Agreement"), by and among AmREIT, Inc., a Maryland corporation (the "Borrower"), the financial institutions party thereto and their assignees under Section 11.8 thereof and Wells Fargo Bank, National Association, as Agent (the "Agent"). Capitalized terms used herein, and not otherwise defined herein, have their respective meanings given them in the Credit Agreement.

         Pursuant  to  Section  4.1  (b)(iii)  of  the  Credit  Agreement,   the
undersigned hereby certifies to the Agent and the Lenders, with respect to each of the properties listed on Schedule 1 attached hereto, that:

                  (a) such property is improved with one
                  or more operating retail properties.

                  (b) such property is 100% owned in fee simple by Borrower or by a Wholly Owned Subsidiary designated as the owner of such property on Schedule 1. Schedule 1 sets forth the capital structure of each such
                  Wholly Owned Subsidiary.

                  (c) (i) neither such property, nor any interest of Borrower or such Wholly Owned Subsidiary therein, is subject to any Lien other than Permitted Liens or to any agreement (other than the Credit Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness;
                  (ii) if such  property is owned by a Wholly Owned  Subsidiary:
                  (A) none of Borrower's direct or indirect ownership interest in such Wholly Owned Subsidiary is subject to any Lien other than Permitted Liens or to any agreement (other than the Credit Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness and (B) neither such Wholly Owned Subsidiary, nor any other Wholly Owned Subsidiary through which Borrower holds any indirect interest in such Wholly Owned Subsidiary, is subject to any restriction of any kind which would limit its ability to pay or perform its obligations under the Guaranty required to be delivered under the Credit Agreement prior to its obligation to pay dividends or make any other distribution on any of such Wholly Owned Subsidiary's capital stock or other securities owned by Borrower or any other Wholly Owned Subsidiary of Borrower; (iii) such property has an Occupancy Rate of at least 80% and an Economic Occupancy Rate of at least 95%, and (iv) such property is free of all structural defects, title defects, environmental conditions or other adverse matters except for defects, conditions or matters individually or collectively which are not material to the profitable operation of such property.

                  (d) if such property were an Unencumbered Pool Property, the aggregate Occupancy Rate and Economic Occupancy Rate of all Unencumbered Pool Properties as of the date hereof (including all properties listed on Schedule 1), would not be less than eighty percent (80%) and ninety-five percent (95%), respectively.

                                                 Form of Eligibility Certificate
                                                                       Exhibit J
                                                                        Page J-1

                  (e) (i) Borrower has obtained, with respect to such property, a "Phase I" environmental assessment

                      (ii) Borrower has reviewed such assessments and believes it reasonable to rely upon such assessments; and

                      (iii) such assessments do not (1) identify any contamination or potential contamination that has resulted in, or that could reasonably be anticipated to result in a materially adverse effect upon the condition, market value, Net Operating Income or prospects of such property,
                      (2) recommend that any further material investigation be undertaken, or (3) identify any potential or actual recognized environmental condition.

         IN WITNESS WHEREOF, the undersigned has signed this Eligibility Certificate on and as of___________, 19__.


                                    ____________________________________

                                    Name:
                                    Printed:
                                    Title:  Chief Financial Officer


                                                 Form of Eligibility Certificate
                                                                       Exhibit J
                                                                        Page J-2

                                   Schedule 1
                           TO ELIGIBILITY CERTIFICATE

(A)      Property Description [For each Property]

1.       Property Name:

2.       Owner: [If not Borrower, set forth capital structure of the owner]

3.       Location: [Including City, State, County and address]

4.       Environmental Information:

         a.       Date Phase I prepared: __________________________________

         b.       The Phase I was prepared by: ____________________________

5. Summary of Existing Tenants: [Including Rent Rolls in detail satisfactory to Agent]


                                                 Form of Eligibility Certificate
                                                                       Exhibit J
                                                                        Page J-3

                            REAFFIRMATION OF GUARANTY


         THIS REAFFIRMATION OF GUARANTY is made and executed as of the ___ day of _____________, ____ by ______________________, a _____________________ (each, a "Guarantor") and delivered to Wells Fargo Bank, National Association, a national banking association ("Agent") for the benefit of Lenders. Capitalized terms used herein and not otherwise defined herein shall have the same definition and meaning as set forth in the Credit Agreement (as hereinafter defined).

         A. Guarantor executed and delivered a Guaranty to Lenders dated as of November 6, 1998 (the "Guaranty") pursuant to and as a requirement of the revolving credit facility made available by Lenders to AmREIT, Inc., a Maryland corporation (the "Borrower"), in the maximum outstanding principal amount of $30,000,000 under and pursuant to that certain Revolving Credit Agreement dated November 6, 1998, by and among Borrower, each bank and financial institution from time to time a Lender thereunder and Agent (the "Credit Agreement");

         B. Borrower has requested and Lenders have agreed to make a new Revolving Loan to the Borrower in the amount of $_________________ (the "New Revolving Loan") under the Credit Agreement on or about the date hereof;

         C. Lenders are not willing to make the New Revolving Loan to the Borrower unless each Guarantor unconditionally reaffirms his obligations under the Guaranty as contemplated by the terms of the Credit Agreement;

         D. Each Guarantor will benefit, directly or indirectly, from Lenders' making the New Revolving Loan to the Borrower.

         NOW THEREFORE, as an inducement to Lenders to make the New Revolving Loan to the Borrower and for other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, each Guarantor hereby agrees as follows:

(a) Each Guarantor does hereby unconditionally reaffirm all of its obligations to Lenders under the Guaranty including, without limitation, the payment and performance of the Guaranteed Obligations as set forth in the Guaranty, which Guaranteed Obligations shall include the Obligations evidenced by the New Revolving Loan.

(b) Each Guarantor certifies that the representations and warranties contained in the Guaranty made by such Guarantor remain true, correct and complete in all material respects as of the date hereof with the same force and effect as if made on the date hereof and that it has no offsets, counterclaims or defenses to any of its obligations under the Guaranty.

(c) Except as modified hereby, the Guaranty remains unmodified and in full force and effect.

                                                       Reaffirmation of Guaranty
                                                                       Exhibit K
                                                                        Page K-1

         EXECUTED as of the day and year first above written.


                                        [SIGNATURE OF GUARANTORS]

                                                       Reaffirmation of Guaranty
                                                                       Exhibit K
                                                                        Page K-2


                UNENCUMBERED POOL PROPERTIES AS OF AGREEMENT DATE



---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------


                                                           Date    Square    Expiration      REIT      Ownership
Ct.            Tenant/Asset       City           State  Acquired   Footage       Date      Ownership     Info
---            ------------       ----           -----  --------   -------       ----      ---------     ----
--------------------------------------------------------------------------------------------------------------------
I.  Wholly-Owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  1.       AFC, Inc.              Atlanta         GA    07/22/94   2,320       07/22/14    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  2.       Radio Shack            Dallas          TX    06/15/94   5,200       11/30/06    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  3.       OneCare (Copperfield)  Houston         TX    07/01/95   14,000      09/30/95    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  4.       Bank United            Houston         TX    12/11/96   3,685       12/31/11    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  5.       Hollywood Video        Ridgeland       MS    12/30/97   7,488       12/22/12    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  6.       Office Max             Lake Jackson    TX    02/20/98   23,500      04/01/13    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  7.       Office Max             Dover           DE    05/15/98   23,500      04/01/13    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  8.       Just For Feet          The Woodlands   TX    05/15/98   16,922      05/01/13    100.00%     Wholly-owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
  9.       Just For Feet          Sugar Land      TX    05/15/98   16,922      05/01/13    100.00%     Wholly-owned
--------------------------------------------------------------------------------------------------------------------
II.  Majority Owned
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
10.        Blockbuster Music      Indepdence      MO    11/14/94   14,047      04/30/04    54.840%     A10=45.16%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
                                                                                                       A10=18.25%,
11.        Just for Feet          Tucson          AZ    09/11/96   19,550      09/30/16    51.900%     A11=29.85%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
12.        Blockbuster Music      Wichita         KS    09/12/95   15,158      12/31/04    51.000%     A11=49%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
13.        Bank United            The Woodlands   TX    09/23/96   3,685       09/30/11    51.000%     A11=49%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
14.        Just For Feet          Baton Rouge     LA    06/09/97   20,575      05/15/12    51.000%     A11=49%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------
15.        Hollywood  Video       Lafayette       LA    10/31/97   7,488       09/24/12    74.580%     A11=25.42%
---------- ---------------------- --------------- ----- ---------- --------- ------------- ----------- -------------


                                                                    Schedule 4.1
                               Unencumbered Pool Properties as of Agreement Date

                               OWNERSHIP STRUCTURE



Listed below is a complete corporate structure and ownership interests of Borrower and all of its Subsidiaries as of the date hereto, including the correct legal name of Borrower and each such Subsidiary, and Borrower's relative equity interest in each Subsidiary:

AmREIT, Inc., organized on August 17, 1993, operates as an REIT.

AmREIT Operating Corporation is a wholly-owned subsidiary of AmREIT, Inc.

AmREIT, Inc. owns 100% of the outstanding preferred stock of AmREIT Realty Investment Corporation.


                                                                    Schedule 6.2
                                                             Ownership Structure

                           INDEBTEDNESS AND GUARANTEES


                                      None.



                                                                    Schedule 6.6
                                                       Indebtedness & Guarantees

                         PROPERTY MANAGEMENT AGREEMENTS
                           AND OTHER MAJOR AGREEMENTS



                                      None.



                                                                    Schedule 6.7
                                Management Agreements and Other Major Agreements

                                    INSURANCE


                                 [See attached.]




                                                                   Schedule 6.15
                                                                       Insurance

                           [CERTIFICATE OF INSURANCE]

                               RADIO SHACK - TEXAS

                           [CERTIFICATE OF INSURANCE]

                               AFC, INC. - GEORGIA

                           [CERTIFICATE OF INSURANCE]

                             BLOCKBUSTER - MISSOURI

                           [CERTIFICATE OF INSURANCE]

                                 ONECARE - TEXAS

                           [CERTIFICATE OF INSURANCE]

                              BLOCKBUSTER - KANSAS

                           [CERTIFICATE OF INSURANCE]

                             JUST FOR FEET - ARIZONA

                           [CERTIFICATE OF INSURANCE]

                       BANK UNITED - THE WOODLANDS, TEXAS

                           [CERTIFICATE OF INSURANCE]

                          BANK UNITED - HOUSTON, TEXAS

                           [CERTIFICATE OF INSURANCE]

                            JUST FOR FEET - LOUISIANA

                           [CERTIFICATE OF INSURANCE]

                           HOLLYWOOD VIDEO - LOUISIANA

                           [CERTIFICATE OF INSURANCE]

                          HOLLYWOOD VIDEO - MISSISSIPPI

                           [CERTIFICATE OF INSURANCE]

                               OFFICE MAX - TEXAS

                           [CERTIFICATE OF INSURANCE]

                              OFFICE MAX - DELAWARE

                           [CERTIFICATE OF INSURANCE]

                      JUST FOR FEET - THE WOODLANDS, TEXAS

                           [CERTIFICATE OF INSURANCE]

                        JUST FOR FEET - SUGAR LAND, TEXAS

                                                                     EXHIBIT 11

                         AMREIT, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                      Quarter                    Year to Date
                                                1998          1997            1998           1997
                                                ----          ----            ----           ----
BASIC EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 2,377,505     1,649,002        2,177,086     1,478,942
                                             =========     =========        =========     =========

NET INCOME (LOSS)                            $ 159,211     $ 235,744      $(1,908,501)    $ 618,692
                                             =========     =========      ===========     =========


BASIC EARNINGS (LOSS) PER SHARE              $    0.07     $    0.14      $     (0.88)    $    0.42
                                             =========     =========      ===========     =========


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 2,377,505     1,649,002        2,177,086     1,478,942

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                      -        61,479                -        61,479
                                               -------       -------          -------       -------

TOTAL WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   AS ADJUSTED                               2,377,505     1,710,481        2,177,086     1,540,421
                                             =========     =========        =========     =========


NET INCOME (LOSS)                            $ 159,211     $ 235,744      $(1,908,501)    $ 618,692
                                             =========     =========      ===========     =========

DILUTED EARNINGS (LOSS) PER SHARE            $    0.07     $    0.14      $     (0.88)    $    0.40
                                             =========     =========      ===========     =========

