Form 10KSB
period 1998-12-31
AMREIT INC
filed 1999-03-31
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
               [X] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                       or
             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           Commission File No. 0-28378
                                  AMREIT, INC.
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

Issuer's revenues for its most recent fiscal year:    $3,028,026

Aggregate market value of the voting stock held by non-affiliates of the issuer:
                          No Established Trading Market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,372,744 shares of Common Stock as of March 24, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1996 (included in Registration Statement No. 0-28378 of Registrant) and as supplemented February 28, 1997, October 16, 1997, December 1, 1997 and February 11, 1998 are incorporated by reference into Part III.

2. Issuer incorporates by reference into Part III portions of its Proxy Statement for the 1999 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes    No  X

                                     PART I

Item 1.    Description of Business

General

AmREIT, Inc., which changed its name from American Asset Advisers Trust, Inc. in conjunction with the Merger (as described below) which was completed in June 1998 ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly-owned subsidiary, the Company also provides advisory services to eleven real estate limited partnerships.

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

The Company has been successful in attracting tenants that operate in different retail segments, including Radio Shack (leased to the Tandy Corporation), Blockbuster Music (lease guaranteed by Viacom, Inc.), Popeye's Famous Chicken (lease guaranteed by AFC, Inc.), OfficeMax, Inc., Just For Feet, Inc., Hollywood Video (leased to Hollywood Entertainment Corp.) and Bank United, a Federal Savings Bank.

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

The Company's leases typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered "full-credit" leases. The Company's properties were 100 percent leased at December 31, 1998.

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

         (2) to provide shareholders with long-term appreciation on their investment. Management believes that the Company can realize its objective of long-term appreciation of its property portfolio based on the fact that most of the leases on the properties which the Company currently owns contain, and the Company expects that most of the leases on the additional properties that it will acquire will contain, periodic rent escalation provisions over the original and renewal terms of such leases. Because the Company's properties are and are expected to continue to be valued on the basis of their ability to produce income, the Company believes that successive periodic rental income increases resulting from such escalation provisions should increase the value of the Company's properties over the long term. There is of course no assurance the Company will in fact realize portfolio appreciation.

         (3) to conserve capital. The Company will attempt to conserve capital by endeavoring to continue to invest in a diversified portfolio of quality real estate under long-term leases to creditworthy tenants. The amount of money raised in future offerings will affect the number of properties the Company will be able to purchase. The more properties the Company acquires, the more diversified it will be and the less it will be affected by any single property that does not perform as expected.

There is no assurance these objectives can be achieved.

The Merger

From 1993 to June 5, 1998, the Company and American Asset Advisers Realty Corporation ("AAA") were party to an advisory agreement, pursuant to which AAA provided certain management, advisory and acquisition services. AAA received an annual fee, payable monthly, equal to 5% of rental income. Under the advisory agreement, AAA generally was responsible for administering the day-to-day investment operations of the Company, including investment analysis and development, acquisitions, due diligence, and asset management and accounting services. These duties included collecting rental payments, inspecting and managing the properties, assisting the Company in responding to tenant inquiries and notices, providing information to the Company about the status of the leases and the properties, maintaining the Company's accounting books and records, and preparing and filing various reports, returns or statements with various regulatory agencies. In addition, AAA served as the Company's consultant in connection with policy decisions to be made by the Board of Directors, managed the Company's properties and rendered other services as the Board of Directors deemed appropriate.

Historically, the Company did not have a large enough asset base to provide the economies of scale needed to efficiently support the extensive general and administrative expenses of an in-house management team. As a result, AAA had incurred the full expense of a management and acquisition team while receiving advisory and acquisition fees that have offset this expense. In 1997, however, due to the Company's historical and anticipated growth, management believed that the efficiencies derived from being externally advised had diminished and that it would be more cost effective to become self-administered. As a result, at a special meeting of the Company's Board of Directors held on December 31, 1997, the Board of Directors, other than Mr. H. Kerr Taylor, who abstained from the vote due to his interest in the transaction, approved an agreement and plan of merger with AAA, which when approved by the shareholders of the Company on June 5, 1998 at a special meeting, resulted in the Company becoming a self-administered and self-managed real estate investment trust. The Agreement and Plan of Merger provided for the merger of AAA into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of AAA was exchanged for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

Properties

At December 31, 1998, the Company owned seventeen properties, eleven directly and six through joint ventures, all in fee simple. Eight of these properties are located in Texas, two each are located in Louisiana and Georgia and one each in Arizona, Delaware, Kansas, Mississippi and Missouri. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty years. Fourteen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases under which the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $406,648. Fifteen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 1998, three of the Company's properties each accounted for more than 10% of the Company's total assets. Summarized as follows are the significant items pertaining to each of these leases:

On July 1, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,928,997. This 1.59 acre property is being operated as a Just For Feet retail store on U.S. 59 at First Colony Boulevard in Sugar Land, Texas. The improvements are a single-tenant retail building that contains approximately 16,900 square feet. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $190,853 of revenue from this property in 1998.

On June 3, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,751,555. This 2.561 acre property is being operated as a Just For Feet retail store on Lake Woodlands Drive in The Woodlands, Texas. The improvements are a single-tenant retail building that contains approximately 16,900 square feet. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $213,851 of revenue from this property in 1998.

On September 11, 1996, the Company acquired a 51.9% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with two entities with common management for the combined purchase price of $3,680,383. This 2.938 acre property is being operated as a Just For Feet retail store on the northwest corner of North Oracle Road and Old Tucson Florence Highway in Tucson, Arizona. The improvements are a single-tenant retail building that contains approximately 15,200 square feet. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease. The Company recorded $406,648 of revenue from this property in 1998.

For information regarding the results of operations and financial condition of Just For Feet, Inc. refer to their Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended January 31, 1998.

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

Competitive Conditions

The  Company  generally   competes  with  other  REIT's,   real  estate  limited
partnerships and other investors, including, but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing and disposition of investments in net-leased retail properties.

Employees

At December 31, 1998, the Company had 8 employees, of which all were full-time employees.

Item 2.     Description of Property

At December 31, 1998, the Company owned seventeen properties in fee simple, eleven directly and six through joint ventures with related parties. Properties are located in Texas, Georgia, Arizona, Missouri, Louisiana, Delaware, Mississippi and Kansas. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

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

Leases - The primary term of the leases ranges from ten to twenty years. Fourteen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $406,648. Fifteen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

Geographic Location - The properties are generally located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000. For additional information, see Note 6 to the financial statements included in this Form 10-KSB.

As of December 31, 1998, a total of $32,667,057 has been invested in properties by the Company on a consolidated basis. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1
"Properties" and in Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

As of March 24, 1999, there were approximately 1,065 record holders of 2,372,744 shares of the Company's common stock, net of 11,373 shares held in treasury. No established public trading market currently exists for the stock.

For the years ended December 31, 1998 and 1997, the Company paid distributions of $1,591,545 and $1,093,439, respectively. A summary of the distributions by quarter is as follows:

      Quarter Ended                                1998                1997
      -------------                                ----                ----
      March 31                                  $ 341,965           $ 227,387
      June 30                                     387,634             257,901
      September 30                                428,990             289,679
      December 31                                 432,956             318,472

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The Company intends to continue the payment of regular quarterly distributions. Other than certain loan covenants, there are currently no material legal restrictions that would limit the Company's ability to pay distributions.

For every two shares of stock acquired pursuant to the Company's initial public offering, an investor also received one warrant. These warrants were exercisable at $9 per share between March 17, 1997 and March 15, 1998. A total of 57,316 shares were issued from the exercise of the Warrants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a fully integrated, self-administered real estate investment trust. The Company was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease on a net-lease basis to major retail businesses and to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its shareholders. Through a wholly-owned subsidiary, the Company also provides advisory services to eleven real estate limited partnerships.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. For the years ended December 31, 1998 and 1997, the Company generated $1,510,069 and $1,080,157, respectively, in net cash provided by operating activities.

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

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 shares) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares).

In December 1997, the Company entered into an amended and restated unsecured revolving credit facility (the "Amended Credit Facility") with a borrowing capacity up to $15 million. The actual amount available to the Company was dependent on certain covenants such as the value of unencumbered assets. The Amended Credit Facility bore interest at 2.00% over varying London Interbank Offered Rates and it was being used to acquire additional properties. The Amended Credit Facility was terminated in November 1998.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one year term, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio. As of December 31, 1998, $10,580,110 was outstanding under the Credit Facility.

As of December 31, 1998, the Company had acquired eleven properties directly and six properties through joint ventures with entities with common management and had invested $27,348,958, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 1998, the Company's cash and cash equivalents totaled $48,520.

The Company made cash distributions to the Shareholders during each quarter of 1998 and 1997, distributing a total of $1,591,545 and $1,093,439, respectively, for each such fiscal year.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Funds From Operations

Funds from operations (FFO) increased $468,301 or 48% to $1,436,063 in 1998 from $967,762 in 1997. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on a cash flow analysis. FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations:

                                                  1998                    1997
                                                  ----                    ----
Net income (loss)                             $(1,805,786)           $   538,857
Plus depreciation of real estate assets           349,888                146,015
Plus merger costs                               2,427,658                282,890
Plus potential acquisition costs                  464,303                      -
                                              -----------            -----------
Total funds from operations                   $ 1,436,063            $   967,762
                                              ===========            ===========

Cash distributions paid                       $ 1,591,545            $ 1,093,439
Distributions in excess of FFO                $   155,482            $   125,677

Cash flows from operating activities, investing activities, and financing activities are presented below:

                                                  1998                   1997
                                                  ----                   ----
Operating activities                        $  1,510,069           $  1,080,157
Investing activities                        $ (7,687,454)          $(11,708,075)
Financing activities                        $  4,824,165           $ 10,413,347

Results of Operations

Years Ended December 31, 1998 and 1997:

During the years ended December 31, 1998 and 1997, the Company owned and leased 17 and 11 properties, respectively. During the years ended December 31, 1998 and 1997, the Company earned $2,741,757 and $1,556,815, respectively, in rental income from operating leases and earned income from direct financing leases. The 76 percent increase in rental income and earned income during 1998, as compared to 1997, is primarily attributable to rental income earned on the six properties acquired during 1998. In addition, rental and earned income increased during

1998 as a result of the fact that the three properties acquired during 1997 were operational for a full fiscal year in 1998. Rental and earned income is expected to increase in 1999 as the Company acquires additional properties and due to the fact that the six properties acquired during 1998 will contribute to the Company's income for a full fiscal year in 1999.

During the years ended December 31, 1998 and 1997, the Company's expenses were $4,315,253 and $716,627, respectively. The $3,598,626 increase in expenses is primarily attributable to $2,427,658 of merger costs incurred during 1998 related to the acquisition of the Company's advisor, AAA, on June 5, 1998. The increase is also attributable to (i) $464,303 increase in costs incurred during 1998 related to potential acquisition costs related to the proposed acquisition of properties, (ii) a $209,099 increase in depreciation as a result of the depreciation of the additional properties owned during 1998, and (iii) a $396,707 increase in interest expense as a result of higher average borrowing levels. In addition, the increase in expenses is attributable to a $449,646 increase in general operating and administrative expenses. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

Year 2000 Compliance

The Year 2000 problem ("Y2K") concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's information technology system consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The Company has no internally generated programmed software coding to correct, as all of the software utilized by the Company is purchased or licensed from external providers.

In 1998, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Company, including representatives from senior management, accounting and computer consultants. The Y2K Team's initial step in assessing the Company's Y2K readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. Although the Company continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Company cannot be assured that the tenants, financial institutions, transfer agent and other vendors have adequately considered the impact of the Year 2000. The Company does not expect the Y2K impact of third parties to have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

Based upon the progress the Company has made in addressing its Year 2000 issues, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company plans to address its significant Year 2000 issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance, the Company will develop contingency plans as deemed necessary at that time.

Forward-Looking Statements

Certain information presented in this Form 10-KSB constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its properties and the ability of tenants to make payments under their respective leases.

Item 7.   Financial Statements.

The response to this item is submitted in Item 13(a) of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 9. Directors and Executive Officers

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

Item 10.   Executive Compensation

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

Item 11. Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

Item 12. Certain Relationships and Related Transactions

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    (1)    Financial Statements

              Independent Auditors' Report
              Consolidated Balance Sheet, December 31, 1998 Consolidated Statements of Operations for the Years Ended
                December 31, 1998 and 1997
              Consolidated  Statements of Shareholders' Equity
                for the  Years  Ended  December  31, 1998 and 1997
              Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997
              Notes to Consolidated Financial Statements for the Years
                Ended December 31, 1998 and 1997

       (2)    Financial Statement Schedules: See (d) below

       (3)    Exhibits   See (c) below

(b)           Reports on Form 8-K filed after September 30, 1998:

              None

(c)           Exhibits

              3.1 Articles of Incorporation (included as Exhibit 3.1 of the Exhibits to Registration Statement No. 33-70654 of the Company and incorporated herein by reference).

              3.2 Articles of Amendment to the Articles of Incorporation (included as Exhibit 3 (ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

              3.3 Articles of Amendment to the Articles of Incorporation dated December 16, 1997 (included as Exhibit 3 (v) of the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).

              3.4 Amended and Restated By-Laws, dated November 12, 1997 (included as Exhibit 3 (vi) of the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).

              4       Form  of  Sales  Warrant  (included  as  Exhibit  4.3  to
                      Registration   Statement  No.  33-70654  of  Company  and
                      incorporated herein by reference).

              10.1 Lease between Ironwood Development Corporation, as landlord and Tandy Corporation, a Delaware corporation, dated August, 1991 (included as Exhibit 10 (b) (2) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.2 Assignment and Assumption of the Lease between Ironwood Development Corporation and American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10
                      (b) (1) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

              10.3 Assignment of Guaranties and Warranties from Ironwood Development Corporation to American Asset Advisers Trust, Inc., dated June 14, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.4 Real Estate Sales Agreement between America's Favorite Chicken Company and AAA Net Realty Fund X, Ltd., dated June 13, 1994 (included as Exhibit 10 (b) (5) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.5 Lease (the "AFCC Lease") between AAA Net Realty Fund X, Ltd., as landlord and America's Favorite Chicken Company, as tenant, dated June 13, 1994 (included as Exhibit 10
                      (b) (6) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.6 Assignment of the Agreement and the Lease form AAA Net Realty Fund X, Ltd. to American Asset Advisers Trust, Inc. (included as Exhibit 10 (b) (7) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.7 First Amendment to AFCC Lease, dated July 22, 1994 (included as Exhibit 10 (b) (8) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.8 Agreement for Purchase and Sale of Real Estate (the "KCBB Contract") between KCBB, Inc. and AAA Net Realty Fund X, Ltd., dated October 12, 1994 (included as Exhibit 10 (b)
                      (9) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.9 Lease (the "KCBB Lease") between KCBB, Inc., as landlord and Sound Warehouse, Inc., as tenant, dated November 19, 1993 (included as Exhibit 10 (b) (10) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.10 Guaranty of KCBB Lease by Blockbuster Entertainment Corporation (included as Exhibit 10 (b) (11) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.11   Amendment  to the KCBB  Contract  (included as Exhibit 10
                      (b) (12) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.12 Joint Venture Agreement between the Company and AAA Net Realty Fund X, Ltd., dated October 27, 1994 (included as
                      Exhibit 10 (b) (3) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

              10.13 Assignment and Assumption of the Lease between KCBB, Inc. and AAA Joint Venture 94-1, dated November 11, 1994 (included as Exhibit 10 (b) (4) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

              10.14 Assignment from KCBB, Inc. to AAA Joint Venture 94-1, dated November 11, 1994 (included as Exhibit 10 (b) (15) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.15 Assignment from KCBB, Inc., to AAA Joint Venture 94-1 of warranties, dated November 11, 1994 (included as Exhibit 10 (b) (16) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.16 Agreement for Purchase and Sale of Real Estate (the "KCBB Contract II") between KCBB, Inc. and the Company, dated August 9, 1995 (included as Exhibit 10 (b) (17) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.17 Lease (the "KCBB Lease II") between KCBB, Inc., as landlord and Blockbuster Music Retail, Inc., as tenant, dated August 9, 1995 (included as Exhibit 10 (b) (18) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.18 Amendment to Agreement for Purchase and Sale of Real Estate Assigning Agreement to AAA Joint Venture 95-2 (included as Exhibit 10 (b) (19) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.19 Joint Venture Agreement between the Company and AAA Net Realty Fund XI, Ltd., dated August 24, 1995 (included as
                      Exhibit 10 (b) (20) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.20 Assignment and Assumption of the KCBB Lease II between KCBB, Inc. and AAA Joint Venture 95-2, dated September 12, 1995 (included as Exhibit 10 (b) (21) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.21 Assignment from KCBB, Inc. to AAA Joint Venture 95-2 of Contracts and Warranties, dated September 12, 1995 (included as Exhibit 10 (b) (22) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.22 Agreement for the Purchase and Sale of Real Estate between Turner Adreac, L.C. and the Company, dated March 31, 1995 (included as Exhibit 10 (b) (23) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.23 Assignment of Rents, Leases and Profits from Turner Adreac, L.C. to American Asset Advisers Trust, Inc., dated March 31, 1995 (included as
                      Exhibit 10 (b) (24) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.24 Lease (the AOneCare Lease@) between Turner Adreac, L.C. and OneCare Health Industries, Inc., a Texas non-profit corporation, dated February 17, 1995 (included as Exhibit 10 (b) (25) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.25 Assignment and Assumption of the OneCare Lease between Turner Adreac, L.C. and American Asset Advisers Trust, Inc., dated September 26, 1995 (included as Exhibit 10 (b) (26) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.26 Assignment of Warranties from Turner Adreac, L.C. to the Company, dated September 26, 1995 (included as Exhibit 10
                      (b) (27) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.27 Agreement for Purchase and Sale of Real Estate between Company and Tucson Oracle Limited Partnership (AZ LP), dated January 19, 1996 (included as Exhibit 10 (b) (28) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.28 First Amendment to Agreement for the Purchase and Sale of Real Estate between Company and Tucson Oracle Limited Partnership (AZ LP), dated June 10, 1996 (included as Exhibit 10 (b) (29) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.29 Lease (the "Just For Feet Lease") between Cumberland America Development Company, Inc. and Just for Feet, Inc., dated August 10, 1995 (included as Exhibit 10 (b) (30) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.30 First Amendment to Just For Feet Lease, dated February 29, 1996 (included as Exhibit 10 (b) (31) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.31 Second Amendment to Just For Feet Lease, dated May 29, 1996 (included as Exhibit 10 (b) (32) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.32 Third Amendment to Just For Feet Lease, dated January, 1997 (included as Exhibit 10 (b) (33) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.33 Joint Venture Agreement between the Company and AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd., dated April 5, 1996 (included as
                      Exhibit 10 (b) (34) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.34 Bill of Sale and Assignment between Tucson Oracle Limited Partnership and AAA Joint Venture 96-1, dated September 6, 1996 (included as Exhibit 10 (b) (35) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.35 Joint Venture Agreement between the Company and AAA Net Realty Fund XI, Ltd., dated August 8, 1996 (included as
                      Exhibit 10 (b) (36) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

              10.36 Revolving Credit Agreement, dated November 6, 1998, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

              11      Computation of earnings per common share.

              21      Subsidiaries of the Company.

              27      Financial Data Schedule.

Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 1999.

(d)           Financial Statements Schedules

              Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 31st of March 1999 by the undersigned, thereunto duly authorized.

                                          AmREIT, Inc.

                                          /s/ H. Kerr Taylor
                                          ------------------
                                          H. Kerr Taylor, President and
                                          Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



/s/ H. Kerr Taylor                                      March 31, 1999
------------------
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                           March 31, 1999
-----------------------------
ROBERT S. CARTWRIGHT, JR., Director


/s/ George A. McCanse, Jr.                              March 31, 1999
--------------------------
GEORGE A. McCANSE, JR., Director


/s/ L. Larry Mangum                                      March 31, 1999
-------------------
L. LARRY MANGUM, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                       ITEMS 7, 13(a)(1) AND (2) AND 13(d)


                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                          AMREIT, INC. AND SUBSIDARIES

                          AMREIT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                 F-3
Consolidated Balance Sheet, December 31, 1998                                F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 1998 and 1997                                               F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 1998 and 1997                           F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998 and 1997                                               F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 1998 and 1997                                       F-8 to F-16



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 1998                       F-17


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AmREIT, Inc.

We have audited the accompanying consolidated balance sheet of AmREIT, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

 ASSETS
 Cash and cash equivalents                                      $        48,520
 Accounts receivable                                                     13,138
 Prepaid expenses                                                        13,534
 Investment in joint venture                                            362,149
 Property:
   Escrow deposits                                                       10,000
   Land                                                              11,663,291
   Buildings                                                         17,832,096
   Furniture, fixtures and equipment                                     68,979
                                                                ---------------
                                                                     29,574,366
   Accumulated depreciation                                            (696,384)
                                                                ---------------
     Total property                                                  28,877,982
                                                                ---------------
 Net investment in direct financing leases                            3,171,670
 Other assets:
   Preacquisition costs                                                 355,623
   Accrued rental income                                                245,588
   Other                                                                 49,342
                                                                ---------------
     Total other assets                                                 650,553
                                                                ---------------
 TOTAL ASSETS                                                   $    33,137,546
                                                                ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Note payable                                                 $    10,580,110
   Accounts payable                                                     201,279
   Security deposit                                                      15,050
                                                                ---------------
     TOTAL LIABILITIES                                               10,796,439
                                                                ---------------
 Minority interest                                                    5,218,999
 Commitments (Note 11)
 Shareholders' equity:
   Preferred stock, $.01 par value,
     10,001,000 shares authorized, none issued
   Common stock, $.01 par value,
     100,010,000 shares authorized,
     2,384,117 shares issued                                             23,841
   Capital in excess of par value                                    21,655,867
   Accumulated distributions in excess of earnings                   (4,451,107)
   Cost of treasury stock, 11,373 shares                               (106,493)
                                                                ---------------
     TOTAL SHAREHOLDERS' EQUITY                                      17,122,108
                                                                ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    33,137,546
                                                                ===============

 See Notes to Consolidated Financial Statements.

 AMREIT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                      1998            1997
                                                      ----            ----
 Revenues:
   Rental income from operating leases          $   2,401,048  $   1,217,187
   Earned income from direct financing leases         340,709        339,628
   Interest income                                     98,692        153,895
   Service fees and other income                      187,577              -
                                                      -------        -------

     Total revenues                                 3,028,026      1,710,710
                                                    ---------      ---------

 Expenses:
   General operating and administrative               562,110        112,464
   Reimbursements and fees to related party            40,607        106,504
   Interest                                           402,707          6,000
   Depreciation                                       355,114        146,015
   Amortization                                        62,754         62,754
   Merger costs (Note 8)                            2,427,658        282,890
   Potential acquisition costs                        464,303              -
                                                      -------        -------

     Total expenses                                 4,315,253        716,627
                                                    ---------        -------

 Income (loss) before minority interest
   in net income of consolidated joint ventures    (1,287,227)       994,083

 Minority interest in net income of
   consolidated joint ventures                       (518,559)      (455,226)
                                                     --------       --------

 Net income (loss)                              $  (1,805,786) $     538,857
                                                =============  =============


 Basic earnings (loss) per share                $       (0.81) $        0.34
                                                =============  =============
 Diluted earnings (loss) per share              $       (0.81) $        0.33
                                                =============  =============

 Weighted average number of common
   shares outstanding                               2,226,403      1,563,048
                                                    =========      =========
 Weighted average number of common
   shares outstanding
   plus dilutive potential common shares            2,226,403      1,624,217
                                                    =========      =========

  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                                            Accumulated
                                                              Capital in    distributions     Cost of
                                           Common Stock        excess of     in excess of    treasury
                                         Number    Amount      par value       earnings       stock          Total
                                         ------    ------      ---------       --------       -----          -----


 Balance at December 31, 1996          1,204,925  $ 12,049   $ 10,780,847   $    (499,194)   $       -    $ 10,293,702

   Net income                                  -         -              -         538,857            -         538,857

   Distributions ($.72 per share)              -         -              -      (1,093,439)           -      (1,093,439)

   Issuance of common stock              663,288     6,633      6,783,642               -            -       6,790,275

   Stock issuance costs                        -         -       (899,189)              -            -        (899,189)
                                        --------  --------       --------        --------     --------        --------

 Balance at December 31, 1997          1,868,213    18,682     16,665,300      (1,053,776)           -      15,630,206

   Net income (loss)                           -         -              -      (1,805,786)           -      (1,805,786)

   Distributions ($.73 per share)              -         -              -      (1,591,545)           -      (1,591,545)

   Issuance of common stock              515,904     5,159      5,252,768               -            -       5,257,927

   Stock issuance costs                        -         -       (262,201)              -            -        (262,201)

   Cost of treasury stock, 11,373 shares       -         -              -               -     (106,493)       (106,493)
                                        --------  --------       --------        --------     --------        --------

 Balance at December 31, 1998          2,384,117  $ 23,841   $ 21,655,867   $ (4,451,107)    $(106,493)    $ 17,122,108
                                       =========  ========   ============   ============     =========     ============






 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                        1998            1997
                                                        ----            ----
 Cash flows from operating activities:
   Net income (loss)                            $   (1,805,786) $       538,857
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Amortization                                     62,754           62,754
       Depreciation                                    355,114          146,015
       Merger costs                                  2,283,322                -
       Decrease (increase) in accounts
         receivable                                    111,462         (119,481)
       Increase in prepaid expenses                    (13,534)               -
       Increase in accounts payable                    106,961           72,588
       Cash receipts from direct
         financing leases less than
         income recognized                             (10,474)          (9,398)
       Decrease in escrow deposits,
         net of minority interest
         partners                                        1,100           27,150
       Increase in accrued rental income               (77,409)         (93,554)
       Increase in other assets                        (22,000)               -
       Increase in minority interest                   518,559          455,226
                                                       -------          -------
         Net cash provided by operating
           activities                                1,510,069        1,080,157
                                                     ---------        ---------
 Cash flows from investing activities:
   Acquisition of real estate                       (7,337,349)     (11,409,725)
   Additions of furniture, fixtures
     and equipment                                      (5,019)               -
   Investment in joint venture                        (362,149)               -
   Change in preacquisition costs                       17,063         (298,350)
                                                        ------         --------
     Net cash used in investing activities          (7,687,454)     (11,708,075)
                                                    ----------      -----------
 Cash flows from financing activities:
   Proceeds from issuance of stock, net              2,480,782        5,891,086
   Common stock repurchases                           (106,493)               -
   Prepaid issuance costs                                    -          101,399
   Proceeds from note payable                        4,601,778        5,981,489
   Distributions paid to shareholders               (1,591,545)      (1,093,439)
   Distributions to minority interest
     partners                                         (560,357)        (467,188)
                                                      --------         --------
     Net cash provided by financing
       activities                                    4,824,165       10,413,347
                                                     ---------       ----------
 Net decrease in cash and cash equivalents          (1,353,220)        (214,571)
 Cash and cash equivalents at beginning
   of year                                           1,401,740        1,616,311
                                                     ---------        ---------
 Cash and cash equivalents at end of year       $       48,520  $     1,401,740
                                                ==============  ===============

 Supplemental disclosure of non-cash
   financing activities:
   Real estate and escrow deposit
     contributed by partners of the
     consolidated joint ventures
     (minority interest)                        $            -  $     1,677,659
                                                ==============  ===============
   Issuance of stock in lieu of note payment    $      270,564  $             -
                                                ==============  ===============
   Issuance of stock in connection with Merger  $    2,244,380  $             -
                                                ==============  ===============

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly-owned subsidiary, the Company also provides advisory services to eleven real estate limited partnerships.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, Inc., its wholly-owned subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Operating Corporation ("AOC"), and AmREIT Opportunity Corporation ("AOP"), and its six joint ventures with related parties. The three subsidiaries were formed in June, July and April 1998, respectively. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

Under the operating method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property. Under the direct financing method, properties are recorded at their net investment (see Note 3). Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Interest of $316,492 and $155,108 was capitalized on properties under construction during 1998 and 1997, respectively.

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

OTHER ASSETS

Other assets include organization costs and loan acquisition costs. Organization costs of $313,768 incurred in the formation of the Company are amortized on a straight-line basis over five years. Accumulated amortization related to organization costs as of December 31, 1998 totaled $286,426. Loan acquisition costs of $24,000 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 1998 totaled $2,000.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

There has been no cash paid for income taxes during 1998 or 1997. During 1998 and 1997, the Company paid interest of $635,177 and $149,108, respectively, of which $316,492 and $149,108 were capitalized on properties under construction.

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

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                 For the Year Ended December 31,
                                                 1998                      1997
                                                 ----                      ----
BASIC EARNINGS (LOSS) PER SHARE
     Weighted average common shares
       outstanding                            2,226,403                1,563,048
                                           ============             ============
         Basic earnings (loss) per share   $       (.81)            $        .34
                                           ============             ============

DILUTED EARNINGS (LOSS) PER SHARE
     Weighted average common shares
       outstanding                            2,226,403                1,563,048
     Shares issuable from assumed
       conversion of warrants                         -                   61,169
                                           ------------             ------------
     Weighted average common shares
       outstanding, as adjusted               2,226,403                1,624,217
                                           ============             ============
       Diluted earnings (loss)
         per share                         $       (.81)            $        .33
                                           ============             ============

EARNINGS (LOSS) FOR BASIC AND DILUTED
  COMPUTATION
    Net income  (loss) to common
      shareholders (basic and diluted
      earnings per share computation)      $ (1,805,786)            $    538,857
                                           ============             ============


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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, which is effective for all Fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

2. OPERATING LEASES

A  summary  of  minimum  future  rentals,   exclusive  of  any  renewals,  under
noncancellable operating leases in existence at December 31, 1998 is as follows:

                           1999          $     2,860,477
                           2000          $     2,885,305
                           2001          $     2,894,342
                           2002          $     2,929,325
                           2003          $     2,948,914
                           2004-2016     $    21,782,827

3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 1998 included:


 Minimum lease payments receivable                          $  6,780,584
 Unguaranteed residual value                                   1,557,904
 Less: Unearned income                                         5,166,818
                                                            ------------
                                                            $  3,171,670
                                                            ============

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows:

                           1999                $      333,165
                           2000                $      336,590
                           2001                $      343,251
                           2002                $      363,233
                           2003                $      363,226
                           2004-2016           $    5,041,100

4. JOINT VENTURES

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

CONSOLIDATED JOINT VENTURES

The Company consolidates its joint ventures listed below due to its ability to control operations. Pursuant to the Joint Venture Agreements that incorporate the provisions to the Texas Revised Partnership Act, the Company as majority owner may make management decisions, such as the sale of the property, without the consent of the minority joint venture interests.

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

5. NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one-year term, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150% (6.938% as of December 31, 1998), set quarterly depending on the Company's leverage ratio. As of December 31, 1998, $10,580,110 was outstanding under the Credit Facility.

As part of the Merger, the Company assumed a 5-year lease agreement for its office telephone system. The lease terminates in September 2000, at which time the Company has the option to purchase the equipment. Monthly lease payments total $313. Future minimum lease payments required under this lease are summarized as follows:

                           1999           $      3,760
                           2000           $      2,820

6. MAJOR TENANTS

The Company's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1998 and 1997 under both operating and direct financing methods of accounting:
                                                          1998            1997
                                                          ----            ----
Tandy Corporation
  (Mesquite, Texas)                                 $    108,900    $    108,900
America's Favorite
  Chicken Company (Smyrna, Georgia)                       98,265          97,931
Blockbuster Music Retail, Inc.
  (Independence, Missouri and
   Wichita, Kansas)                                      377,901         377,901
OneCare Health Industries, Inc.
  (Houston, Texas)                                       202,800         201,638
Just For Feet, Inc.
  (Tucson, Arizona; Baton Rouge, Louisiana;
   The Woodlands, Texas and Sugar Land, Texas)         1,096,233         590,192
Bank United (The Woodlands, Texas and
  Houston, Texas)                                        157,801         157,801
Hollywood Entertainment Corp. (Lafayette,
  Louisiana and Ridgeland, Mississippi                   273,931          22,452
OfficeMax, Inc. (Lake Jackson, Texas
  and Dover, Delaware)                                   406,622               -
D F & R Operating Company, Inc.
  (Peachtree City, Georgia)                                3,288               -
Krispy Kreme Doughnuts of the Gulf
  Coast, Ltd. (Houston, Texas)                            16,016               -
                                                    ------------    ------------
  Total                                             $  2,741,757    $  1,556,815
                                                    ============    ============

7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, to certain organization costs which are amortized for financial reporting purposes only and to merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:
                                             1998                     1997
                                             ----                     ----
Ordinary Income                        $       780,588        $        795,918
Return of capital                              810,957                 297,521
                                       ---------------        ----------------
                                       $     1,591,545        $      1,093,439
                                       ===============        ================

8. MERGER TRANSACTION

On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with AAA, whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915 which was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during 1998 and 1997 of $144,336 and $282,890, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

9.   RELATED PARTY TRANSACTIONS

See Note 8 regarding the Merger and Note 4 regarding joint venture agreements with related parties.

RELATED PARTY TRANSACTIONS SUBSEQUENT TO THE MERGER:

Beginning June 5, 1998, the Company provides property acquisition, leasing, administrative and management services for eleven affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Service fees of $138,340 were paid by the Partnerships to the Company for 1998.

RELATED PARTY TRANSACTIONS PRIOR TO THE MERGER:

Prior to June 5, 1998, the Company was a party to an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. Service fees of $40,607 were incurred and charged to expense for the period beginning January 1, 1998 through June 5, 1998. Service fees of $106,504 were incurred and charged to expense for 1997.

AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $56,164 were incurred by AAA for the period ended June 5, 1998 in connection with the issuance and marketing of the Company's stock. Costs of $164,985 were incurred by AAA during 1997 in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $123,389 were incurred and paid to AAA for the period ended June 5, 1998. Acquisition fees of $1,059,805 were incurred and paid to AAA during 1997. Acquisition fees paid to AAA included $355,623 that was earned prior to purchasing certain properties.

10. PROPERTY ACQUISITIONS IN 1998

On December 18, 1998, the Company acquired a parcel of land for a purchase price of $773,800 upon which the tenant, D F & R Operating Company, Inc., constructed a restaurant building at its cost. At the termination of the lease, the improvements will be owned by the Company. This property is being operated as a Don Pablo's Mexican restaurant on State Highway 54 in Peachtree City, Georgia. The lease agreement extends for ten years, however the tenant has the option to renew the lease for four additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth year of the lease. The Company recorded $3,288 of revenue from this property in 1998.

On November 23, 1998, the Company acquired a newly constructed property on lease to Krispy Kreme Doughnuts of the Gulf Coast, Ltd. for a purchase price of $1,371,742. This property is being operated as a Krispy Kreme restaurant on Westheimer Road in Houston, Texas. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for four additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $16,016 of revenue from this property in 1998.

On July 1, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,928,997. This property is being operated as a Just For Feet retail store on U.S. 59 at First Colony Boulevard in Sugar Land, Texas. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $190,853 of revenue from this property in 1998.

On June 3, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,751,555. This property is being operated as a Just For Feet retail store on Lake Woodlands Drive in The Woodlands, Texas. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $213,851 of revenue from this property in 1998.

On April 14, 1998, the Company acquired a newly constructed property on lease to OfficeMax, Inc. for a purchase price of $2,848,793. This property is being operated as an OfficeMax store on U.S. Route 13 in Dover, Delaware. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for four additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $196,793 of revenue from this property in 1998.

On February 20, 1998, the Company acquired a newly constructed property on lease to OfficeMax, Inc. for a purchase price of $2,405,666. This property is being operated as an OfficeMax store on the northwest corner of State Highway 332 and This Way in Lake Jackson, Texas. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $209,829 of revenue from this property in 1998.

11. COMMITMENT

As part of the Merger, the Company assumed a 3-year lease agreement for its office facilities. The lease terminates in September 2000, however the Company has the option to renew the lease for an additional three years. Rental expense for the year ended December 31, 1998 was $36,256. Future minimum lease payments required under this operating lease, excluding renewal options, are summarized as follows:

                           1999          $      58,635
                           2000          $      43,976

                          AmREIT, INC. AND SUBSIDIARIES
   SCHEDULE III - CONSOLIDATED REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                                                                            LIFE ON
                                                                                                                            WHICH
                                                                                                                            DEPR. IN
                                                                                                                            LATEST
                                                                             COST AT                                        INCOME
    PROPERTY                  ENCUM-                           IMPROVE-    CLOSE OF YEAR      ACCUM.   DATE OF    DATE      STMT. IS
  DESCRIPTION                 BRANCES    BUILDING      LAND     MENTS    BUILDING     LAND     DEPR.    CONSTR.  ACQUIRED   COMPUTED
  -----------                 -------    --------      ----     -----    --------     ----     -----    -------  --------   --------

PROPERTIES INVESTED IN
UNDER OPERATING LEASES



Radio Shack Retail Store,
  Texas                            $0    $788,330    $337,856     $0    $788,330    $337,856   $91,752    N/A    06-15-94   39 Years
Church's Chicken Restaurant,
  Georgia                          $0          $0    $251,071     $0          $0    $251,071       N/A    N/A    07-22-94        N/A
Blockbuster Music Store,
  Missouri                         $0  $1,145,410    $490,747     $0  $1,145,410    $490,747  $121,128    N/A    11-14-94   39 Years
OneCare Health Industries,
  Inc., Texas                      $0  $1,246,199    $534,086     $0  $1,246,199    $534,086  $103,881    N/A    09-26-95   39 Years
Blockbuster Music Store,
  Kansas                           $0  $1,255,774    $538,189     $0  $1,255,774    $538,189  $105,991    N/A    09-12-95   39 Years
Just For Feet Store, Arizona       $0          $0  $1,101,425     $0          $0  $1,101,425       N/A    N/A    09-11-96        N/A
Bank United, Woodlands, Texas      $0          $0    $531,693     $0          $0    $531,693       N/A    N/A    09-23-96        N/A
Bank United, Houston, Texas        $0          $0    $851,973     $0          $0    $851,973       N/A    N/A    12-11-96        N/A
Just For Feet Store, Louisiana     $0  $2,036,150    $872,635     $0  $2,036,150    $872,635   $81,359    N/A    06-09-97   39 Years
Hollywood Video Store, Louisiana   $0    $729,286    $418,156     $0    $729,286    $418,156   $21,816    N/A    10-31-97   39 Years
Hollywood Video Store, Mississippi $0    $835,854    $450,000     $0    $835,854    $450,000   $21,432    N/A    12-30-97   39 Years
OfficeMax, Texas                   $0  $1,914,572    $491,094     $0  $1,914,572    $491,094   $42,224    N/A    02-20-98   39 Years
OfficeMax, Delaware                $0  $1,978,313    $870,480     $0  $1,978,313    $870,480   $29,590    N/A    04-14-98   39 Years
Just For Feet Store, Woodlands,
  Texas                            $0  $2,385,103  $1,366,452     $0  $2,385,103  $1,366,452   $35,675    N/A    06-03-98   39 Years
Just For Feet Store, Sugar Land,
  Texas                            $0  $2,648,954  $1,280,043     $0  $2,648,954  $1,280,043   $33,961    N/A    07-01-98   39 Years
Don Pablo's, Georgia               $0          $0    $773,800     $0          $0    $773,800       N/A    N/A    12-18-98        N/A
Krispy Kreme, Texas                $0    $868,151    $503,591     $0    $868,151    $503,591    $2,351    N/A    11-23-98   39 Years
                                   --    --------    --------     --    --------    --------    ------

      Total                        $0 $17,832,096 $11,663,291     $0 $17,832,096 $11,663,291  $691,160
                                   == =========== ===========     == =========== ===========  ========


PROPERTY INVESTED IN UNDER
DIRECT FINANCING LEASE

Church's Chicken Restaurant,
  Georgia                          $0    $585,345          $0     $0    $585,345          $0      (1)     N/A    07-22-94        N/A

Just For Feet Store, Arizona       $0  $2,586,325          $0     $0  $2,586,325          $0      (1)     N/A    09-11-96        N/A
                                   --  ----------          --     --  ----------          --

      Total                        $0  $3,171,670          $0     $0  $3,171,670          $0      (1)
                                   ==  ==========          ==     ==  ==========          ==

(1) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.
     Consequently, depreciation is not applicable.

(2)  Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996 for operating lease properties are summarized as follows:
                                             Accumulated
                                     Cost    Depreciation
                                     ----    ------------
Balance at December 31, 1995      $6,588,177    $81,512
Acquisitions                      $2,482,477         $0
Depreciation expense                      $0   $113,744
                                 -----------   --------
Balance at December 31, 1996      $9,070,654   $195,256
Acquisitions                      $5,346,024         $0
Depreciation expense                      $0   $146,016
                                 -----------   --------
Balance at December 31, 1997     $14,416,678   $341,272
Acquisitions                     $15,078,709         $0
Depreciation expense                      $0   $349,888
                                 -----------   --------
Balance at December 31, 1998     $29,495,387   $691,160
                                 ===========   ========

(3) The aggregate cost of all properties for Federal Income Tax purposes is $32,667,057 at December 31, 1998.


                                                                      EXHIBIT 11

                         AMREIT, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE




                                                 For the Year Ended December 31,
                                                     1998               1997
                                                     ----               ----
BASIC EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      2,226,403          1,563,048
                                                ===========          =========

NET INCOME (LOSS)                               ($1,805,786)          $538,857
                                                ===========          =========


BASIC EARNINGS (LOSS) PER SHARE                      ($0.81)             $0.34
                                                ===========          =========


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      2,226,403          1,563,048

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                           -             61,169
                                                -----------          ---------

TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED                2,226,403          1,624,217
                                                ===========          =========


NET INCOME (LOSS)                               ($1,805,786)          $538,857
                                                ===========          =========

DILUTED EARNINGS (LOSS) PER SHARE                    ($0.81)             $0.33
                                                ===========          =========

                                                                     Exhibit 21

                                  AMREIT, INC.
                           SUBSIDIARIES OF THE COMPANY


Set forth below is certain information with respect to each of the Company's subsidiaries:


                                                                 STATE OF
SUBSIDIARY                                                       DOMICILE

AmREIT Realty Investment Corporation                               Texas
AmREIT Operating Corporation                                       Texas
AmREIT Opportunity Corporation                                     Texas