Form 10QSB
period 1999-03-31
AMREIT INC
filed 1999-05-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934


For the transition period from ---------- to ----------


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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                      $   1,014,282
 Accounts receivable                                                   90,688
 Notes receivable                                                   1,567,028
 Investment in joint venture                                          348,936
 Property:
   Land                                                            13,624,395
   Buildings                                                       17,832,096
   Furniture, fixtures and equipment                                   69,792
                                                                -------------
                                                                   31,526,283
   Accumulated depreciation                                          (814,053)
                                                                -------------
     Total property                                                30,712,230
                                                                -------------
 Net investment in direct financing leases                          3,173,757
 Other assets:
   Preacquisition costs                                               368,332
   Accrued rental income                                              271,291
   Other                                                               81,397
                                                                -------------
     Total other assets                                               721,020
                                                                -------------
 TOTAL ASSETS                                                   $  37,627,941
                                                                =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                $  15,080,111
   Accounts payable                                                   309,268
   Security deposit                                                    15,050
                                                                -------------
     TOTAL LIABILITIES                                             15,404,429
                                                                -------------
 Minority interest                                                  5,210,538
 Commitments (Note 9)
 Shareholders' equity:
   Preferred stock, $.01 par value,
     10,001,000 shares authorized,
     none issued
   Common stock, $.01 par value,
     100,010,000 shares authorized,
     2,384,117 shares issued and outstanding                           23,841
   Capital in excess of par value                                  21,655,867
   Accumulated distributions in excess of earnings                 (4,560,241)
   Cost of treasury stock, 11,373 shares                             (106,493)
                                                                -------------
     TOTAL SHAREHOLDERS' EQUITY                                    17,012,974
                                                                -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  37,627,941
                                                                =============


See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                         1999           1998
                                                         ----           ----
 Revenues:
   Rental income from operating leases             $    777,760   $    436,009
   Earned income from direct financing leases            85,375         85,103
   Interest income                                       24,975         19,782
   Service fees and other income                        202,012              -
                                                   ------------   ------------

     Total revenues                                   1,090,122        540,894
                                                   ------------   ------------

 Expenses:
   General operating and administrative                 183,019         68,793
   Reimbursements and fees to related party                   -         17,660
   Interest                                             247,974         26,895
   Depreciation                                         117,670         56,949
   Amortization                                          15,688         15,688
   Merger costs (Note 7)                                      -        182,322
   Potential acquisition costs                           20,523              -
                                                   ------------   ------------

     Total expenses                                     584,874        368,307
                                                   ------------   ------------

 Income before federal income taxes and
   minority interest in net income of
   consolidated joint ventures                          505,248        172,587

 Federal income taxes from non-qualified
   REIT subsidiaries                                    (51,940)             -

 Minority interest in net income of
   consolidated joint ventures                         (131,620)      (135,359)
                                                   ------------   ------------

 Net income                                        $    321,688   $     37,228
                                                   ============   ============


 Basic and diluted earnings per share              $       0.14   $       0.02
                                                   ============   ============

 Weighted average number of common shares
   outstanding                                        2,372,744      1,926,132
                                                   ============   ============
 Weighted average number of common shares
   outstanding plus dilutive potential
   common shares                                      2,372,744      1,926,132
                                                   ============   ============

  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                          1999          1998
                                                          ----          ----
 Cash flows from operating activities:
   Net income                                        $   321,688   $    37,228
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization                                       15,688        15,688
       Depreciation                                      117,670        56,949
       (Increase) decrease in accounts receivable        (77,550)       86,554
       Decrease in prepaid expense                        13,534             -
       Increase (decrease)  in accounts payable          107,988       (92,776)
       Cash receipts from direct financing leases
         less than income recognized                      (2,087)       (2,544)
       Decrease in escrow deposits, net of
         minority interest partners                       10,000           100
       Increase in accrued rental income                 (25,703)      (30,242)
       Increase in other assets                          (47,743)            -
       Increase in minority interest                     131,620       135,359
                                                     -----------   -----------
         Net cash provided by operating activities       565,105       206,316
                                                     -----------   -----------

 Cash flows from investing activities:
   Acquisitions of real estate                        (1,961,104)   (3,731,523)
   Additions to furniture, fixtures and equipment           (813)            -
   Investment in joint venture                            13,213             -
   Change in notes receivable                         (1,567,028)            -
   Change in prepaid acquisition costs                   (12,709)      (29,076)
                                                     -----------   -----------
     Net cash used in investing activities            (3,528,441)   (3,760,599)
                                                     -----------   -----------

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                        -     1,142,674
   Proceeds from notes payable                         4,500,001     2,787,395
   Distributions paid to shareholders                   (430,822)     (341,965)
   Distributions to minority interest partners          (140,081)     (140,088)
                                                     -----------   -----------
     Net cash provided by financing activities         3,929,098     3,448,016
                                                     -----------   -----------

 Net increase (decrease) in cash and cash equivalents    965,762      (106,267)
 Cash and cash equivalents at beginning of period         48,520     1,401,740
                                                     -----------   -----------
 Cash and cash equivalents at end of period          $ 1,014,282   $ 1,295,473
                                                     ===========   ===========

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The consolidated financial statements include the accounts of AmREIT, Inc.,
     its  wholly-owned   subsidiaries,   AmREIT  Realty  Investment  Corporation
     ("ARIC"),   AmREIT  Operating   Corporation  ("AOC"),   AmREIT  Opportunity
     Corporation ("AOP"), and AmREIT SPE-1, Inc. ("SPE-1"), and its six joint ventures with related parties. The four subsidiaries were formed in June, July, April 1998 and February 1999, respectively. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

     The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There has been no cash paid for income taxes during 1999 or 1998. For the three months ended March 31, 1999, the Company paid interest of $247,974. There was no other cash paid for interest during the first three months of 1999 or 1998.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 1999 and 1998.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   NOTES RECEIVABLE

     On March 15, 1999, the Company entered into a note agreement with AAA Net Developers, Ltd. in the amount of $700,000 for the construction of a property. As of March 31, 1999, the Company had advanced $700,000 on the note. The note bears interest at the prime lending rate plus one percent and is payable monthly. The note is secured by the land and construction in progress and is due on March 14, 2000.

     On January 19, 1999, the Company entered into a note agreement with KMH Land Development, Inc. in the amount of $1,953,715 for the construction of a property. As of March 31, 1999, the Company had advanced $867,028 on the note. The note bears interest at the prime lending rate plus one percent and is payable monthly. The note is secured by the land and construction in progress and is due on February 1, 2000 and is payable monthly.

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

4.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one-year term, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150% (6.625% as of March 31, 1999), set quarterly depending on the Company's leverage ratio. As of March 31, 1999, $14,080,111 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,259,064, net of $26,790 of accumulated depreciation.

     Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

     1999                      $    68,400
     2000                           91,210
     2001                           91,210
     2002                           91,210
     2003                           91,210
     Thereafter                  1,362,724
                                 ---------
                               $ 1,795,964

     As part of the Merger (Note 7), the Company assumed a 5-year lease agreement for its office telephone system. The lease terminates in September 2000, at which time the Company has the option to purchase the equipment. Monthly lease payments total $313. Future minimum lease payments required under this lease are summarized as follows:

     1999                      $   2,820
     2000                      $   2,820

5.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three months ended March 31, 1999 and 1998:
                                                          Year to Date
                                                     1999              1998
                                                     ----              ----

     Tandy Corporation                          $   27,225       $   27,225
     America's Favorite Chicken Co.                 23,905           24,566
     Blockbuster Music Retail, Inc.                 94,476           94,476
     One Care Health Industries, Inc.               50,409           50,409
     Just For Feet, Inc.                           365,327          184,552
     Bank United                                    39,449           39,449
     Hollywood Entertainment Corp.                  68,291           72,137
     Don Pablos                                     19,612                -
     Krispy Kreme                                   44,819                -
     OfficeMax, Inc.                               129,622           28,298
                                                ----------       ----------
                                                $  863,135       $  521,112
                                                ==========       ==========

6.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                            For the Three Months Ended March 31,
                                                   1999             1998
                                                   ----             ----
     BASIC EARNINGS PER SHARE
       Weighted average common shares
         outstanding                           2,372,744          1,926,132
                                              ==========         ==========
              Basic earnings per share        $      .14         $      .02
                                              ==========         ==========

     DILUTED EARNINGS PER SHARE
       Weighted average common shares
         outstanding                           2,372,744          1,926,132
       Shares issuable from assumed
         conversion of warrants                        -                  -
       Weighted average common shares         ----------         ----------
         outstanding, as adjusted              2,372,744          1,926,132
                                              ==========         ==========
              Diluted earnings per share      $      .14         $      .02
                                              ==========         ==========

     EARNINGS FOR BASIC AND DILUTED COMPUTATION
       Net income to common shareholders
        (basic and diluted Earnings per
        share computation)                    $ 321,688          $   37,228
                                              =========          ==========

 7.   MERGER TRANSACTION

     On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Trust, Inc. ("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were paid and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during the three months ended March 31, 1998 of $182,322, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

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

     Related Party Transactions Prior to the Merger:

     The Company had entered into an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. Reimbursements and fees of $17,660 were incurred and charged to expense for the three months ended March 31, 1998.

     AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. Costs of $18,974 were incurred by AAA for the three months ended March 31, 1998, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

     Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $55,428 were incurred and paid to AAA for the three months ended March 31, 1998. Acquisition fees paid to AAA included $401,762 that were earned prior to purchasing certain properties.

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

9.   COMMITMENTS

     At March 31, 1999, the Company is committed to incur additional costs of approximately $4,466,000, not to exceed $4,761,000, in connection with properties under development.

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

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 warants) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares).

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility") with a borrowing capacity up to $30 million, subject to certain covenants such as the value of unencumbered assets, through November 1999. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio. As of March 31, 1999, $14,080,111 was outstanding under the Credit Facility. These funds were used to acquire properties.

In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures March 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,259,064, net of $26,790 of accumulated depreciation.

As of March 31, 1999, the Company had acquired ten properties directly and six properties through joint ventures with entities with common management and had invested $27,381,424, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until the Company acquires properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 1999, the Company's cash and cash equivalents totaled $1,014,282.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $183,382 or 66% to $459,881 for the three months ended March 31, 1999 from $276,499 for the three months ended March 31, 1998. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three months ended March 31:

                                                        Year to Date
                                                    1999              1998
                                                    ----              ----
Net income                                       $ 321,688        $  37,228
Plus depreciation                                  117,670           56,949
Plus merger costs                                        -          182,322
Plus potential acquisition costs                    20,523                -
                                                 ---------        ---------
Total funds from operations                      $ 459,881        $ 276,499
                                                 =========        =========

Cash distributions paid                          $ 430,822        $ 341,965
Distributions in excess of FFO                   $ (29,059)       $  65,466

Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:
                                                        Year to Date
                                                    1999              1998
                                                    ----              ----
Operating activities                        $    565,105         $    206,316
Investing activities                        $ (3,528,441)        $ (3,760,599)
Financing activities                        $  3,929,098         $  3,448,016

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 to March 31, 1998:

During the three months ended March 31, 1999 and March 31, 1998, the Company owned and leased 16 and 9 properties, respectively. During the three months ended March 31, 1999 and March 31, 1998, the Company earned $863,135 and $521,112, respectively, in rental income from operating leases and earned income from direct financing leases. This 66 percent increase in rental income and earned income is primarily attributable to rental income earned on the seven additional properties owned during 1999.

During the three months ended March 31, 1999 and March 31, 1998, the Company's expenses were $584,874 and $368,307, respectively. The $216,567 increase in expenses is primarily attributable to a $221,079 increase in interest expense as a result of higher average borrowing levels. The increase is also attributable to (i) $20,523 in costs incurred during the first quarter of 1999 related to potential acquisition costs related to the proposed acquisition of properties,
(ii) a $60,721 increase in depreciation as a result of the depreciation of the additional properties owned during 1999, and (iii) a $114,226 increase in general operating and administrative expenses. In addition, there was a decrease of $182,322 in merger costs incurred during the first quarter of 1999 related to the merger with AAA. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

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





                                  AmREIT, Inc.
                                  ------------
                                  (Issuer)




May 14, 1999                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President





May 14, 1999                      /s/ L. Larry Mangum
------------                      -------------------
Date                              L. Larry Mangum (Principal Accounting Officer)

                                                                      EXHIBIT 11

                         AMREIT, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                         1999          1998
                                                         ----          ----
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,372,744     1,926,132
                                                    ===========   ===========

NET INCOME                                          $   321,688   $    37,228
                                                    ===========   ===========


BASIC EARNINGS PER SHARE                            $      0.14   $      0.02
                                                    ===========   ===========


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,372,744     1,926,132

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                               -             -
                                                    -----------   -----------
TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED                    2,372,744     1,926,132
                                                    ===========   ===========


NET INCOME                                          $   321,688   $    37,228
                                                    ===========   ===========

DILUTED EARNINGS PER SHARE                          $      0.14   $      0.02
                                                    ===========   ===========