Form 10QSB
period 1999-06-30
AMREIT INC
filed 1999-08-16
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,372,744 shares of Common Stock as of July 31, 1999.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                    $      1,204,876
 Accounts receivable                                                    75,076
 Note receivable                                                     1,540,485
 Property:
   Land                                                             13,662,625
   Buildings                                                        17,834,384
   Furniture, fixture and equipment                                     91,237
                                                              ----------------
                                                                    31,588,246
   Accumulated depreciation                                           (932,273)
                                                              ----------------
     Total property                                                 30,655,973
                                                              ----------------
 Net investment in direct financing leases 3,175,895 Other assets:
  Prepaid acquisition costs                                            378,700
  Accrued rental income                                                294,134
   Other                                                                78,998
                                                              ----------------
     Total other assets                                                751,832
                                                              ----------------
 TOTAL ASSETS                                                 $     37,404,137
                                                              ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                              $     15,379,489
   Accounts payable                                                    345,252
   Security deposit                                                     15,050
                                                              ----------------
     TOTAL LIABILITIES                                              15,739,791
                                                              ----------------
 Minority interest                                                   5,200,808
 Commitments (Note 8)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,001,000
     shares authorized, none issued
   Common stock, $.01 par value, 100,010,000
     shares authorized, 2,384,117 shares issued
     and outstanding                                                    23,841
   Capital in excess of par value                                   21,657,868
   Accumulated distributions in excess of earnings                  (5,111,678)
   Cost of treasury stock, 11,373 shares                              (106,493)
                                                              ----------------
     TOTAL SHAREHOLDERS' EQUITY                                     16,463,538
                                                              ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     37,404,137
                                                              ================

 See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                        Quarter                      Year to Date

                                                   1999            1998            1999           1998
                                                   ----            ----            ----           ----
 Revenues:
   Rental income from operating leases        $   800,205     $   527,197    $  1,577,965    $   963,206
   Earned income from direct financing leases      85,427          85,151         170,802        170,254
   Interest income                                124,260          20,940         149,235         40,722
   Service fees and other income                  106,914          12,931         308,926         12,931
                                              -----------     -----------    ------------    -----------

     Total revenues                             1,116,806         646,219       2,206,928      1,187,113
                                              -----------     -----------    ------------    -----------

 Expenses:
   General operating and administrative           318,063          92,552         501,082        161,345
   Reimbursements and fees to related party             -          40,140               -         57,800
   Interest                                       267,383          10,936         515,357         37,831
   Depreciation                                   118,220          73,796         235,890        130,745
   Amortization                                    11,654          15,689          27,342         31,377
   Merger costs (Note 6)                                -       2,339,635               -      2,389,918
   Potential acquisition costs                    377,776          50,702         398,299        182,741
                                              -----------     -----------    ------------    -----------

     Total expenses                             1,093,096       2,623,450       1,677,970      2,991,757
                                              -----------     -----------    ------------    -----------

 Income (loss) before federal income taxes
   and minority interest in net income of
   consolidated joint ventures                     23,710      (1,977,231)        528,958     (1,804,644)

 Federal income taxes from non REIT
   subsidiaries                                   (11,656)              -         (63,596)             -

 Minority interest in net income of
   consolidated joint ventures                   (131,651)       (127,709)       (263,271)      (263,068)
                                              -----------     -----------    ------------    -----------

 Net income (loss)                            $  (119,597)    $(2,104,940)   $    202,091    $(2,067,712)
                                              ===========     ===========    ============    ===========


 Basic and diluted earnings (loss)
   per share                                  $      (.05)    $     (0.95)   $       0.09    $     (1.00)
                                              ===========     ===========    ============    ===========

 Weighted average number of common
   shares outstanding                           2,372,744       2,222,662       2,372,744      2,075,216
                                              ===========     ===========    ============    ===========
 Weighted average number of common
   shares outstanding plus dilutive
   potential common shares                      2,372,744       2,222,662       2,372,744      2,075,216
                                              ===========     ===========    ============    ===========





  See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                              Quarter                      Year to Date

                                                         1999            1998            1999           1998
                                                         ----            ----            ----           ----
 Cash flows from operating activities:
   Net income (loss)                               $  (119,597)     $(2,104,940)    $   202,091    $(2,067,712)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Amortization                                     11,654           15,689          27,342         31,377
       Depreciation                                    118,220           73,796         235,890        130,745
       Merger costs                                          -        2,283,322               -      2,283,322
       Increase (decrease) in accounts receivable       15,612         (132,009)        (61,938)       (45,455)
       Increase (decrease) in prepaid expenses          (1,250)               -          12,284              -
       Increase in accounts payable                     35,985          155,528         143,973         62,752
       Cash receipts from direct financing leases
         less than income recognized                    (2,138)          (2,593)         (4,225)        (5,137)
       Decrease (increase) in escrow deposits, net of
         minority interest partners                          -          (24,000)         10,000        (23,900)
       Increase in accrued rental income               (22,843)            (883)        (48,546)       (31,125)
       Increase in other assets                         (8,006)               -         (55,749)             -
       Increase in minority interest                   131,651          127,709         263,271        263,068
                                                   -----------      -----------     -----------    -----------
         Net cash provided by operating activities     159,288          391,619         724,393        597,935
                                                   -----------      -----------     -----------    -----------

 Cash flows from investing activities:
   Acquisition of real estate                          (40,518)        (947,694)     (2,001,622)    (4,679,217)
   Acquisition of furniture, fixtures and equipment    (21,445)               -         (22,258)             -
   Investments in joint venture                        348,936                -         362,149              -
   Change in notes receivable                           26,543                -      (1,540,485)             -
   Change in prepaid acquisition costs                 (10,368)         (29,210)        (23,077)       (58,286)
                                                   -----------      -----------     -----------    -----------
     Net cash provided by (used in) investing
       activities                                      303,148         (976,904)     (3,225,293)    (4,737,503)
                                                   -----------      -----------     -----------    -----------

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                  2,000        1,337,108           2,000      2,479,782
   Proceeds from (reduction of) notes payable          299,378         (134,141)      4,799,379      2,653,254
   Distributions paid to shareholders                 (431,839)        (387,634)       (862,661)      (729,599)
   Distributions to minority interest partners        (141,381)        (147,761)       (281,462)      (287,849)
                                                   -----------      -----------     -----------    -----------
     Net cash provided by (used in) financing
       activities                                     (271,842)         667,572       3,657,256      4,115,588
                                                   -----------      -----------     -----------    -----------

 Net increase (decrease) in cash and cash
   equivalents                                         190,594           82,287       1,156,356        (23,980)
 Cash and cash equivalents at beginning of period    1,014,282        1,295,473          48,520      1,401,740
                                                   -----------      -----------     -----------    -----------
 Cash and cash equivalents at end of period        $ 1,204,876      $ 1,377,760     $ 1,204,876    $ 1,377,760
                                                   ===========      ===========     ===========    ===========


 Supplemental disclosure of non-cash financing activities:

   Issuance of stock in lieu of note payment       $         -      $   170,000     $         -    $   170,000

   Issuance of stock in connection with Merger     $         -      $ 2,244,380     $         -    $ 2,244,380



 See Notes to Consolidated Financial Statements.





                         AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the
     "Company"),  was  incorporated in the state of Maryland on August 17, 1993.
     The Company is a real estate  investment  trust (a "REIT")  that  acquires, develops, owns and manages high-quality,  retail properties leased to major
     retail  businesses  under  long-term  commercial  net  leases.   Through  a
     wholly-owned  subsidiary,  the Company also provides  advisory  services to eleven real estate limited partnerships.

     The consolidated financial statements include the accounts of AmREIT, Inc.,
     its  wholly-owned   subsidiaries,   AmREIT  Realty  Investment  Corporation
     ("ARIC"),  AmREIT Securities Company ("ASC"),  AmREIT Operating Corporation
     ("AOC"),  AmREIT Opportunity  Corporation  ("AOP"),  and AmREIT SPE 1, Inc.
     ("SPE 1"),  and its six joint  ventures  with  related  parties.  The three subsidiaries were formed in June, July and April 1998,  respectively.  ARIC was  organized  to  acquire,  develop,  hold and sell  real  estate  in the short-term  for capital gains and/or  receive fee income.  The Company owns
     100% of the  outstanding  preferred  shares of ARIC and AOP. The  preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows,  if any.  AOC and AOP were formed with the intention to qualify and to operate as a real estate  investment  trust
     under  federal  tax  laws.  All  significant   intercompany   accounts  and
     transactions  have been  eliminated  in  consolidation.  The  Company  owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

     The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. $6,096 and $0 have been paid for income taxes during 1999 and 1998, respectively, for the Company's non REIT subsidiary.
     For the three and six months ended June 30, 1999, the Company paid interest of $267,285 and $515,259, respectively. There was no other cash paid for interest during the first six months of 1999 or 1998.

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

     The Company believes the carrying value of financial instruments consisting of cash, cash equivalents, accounts receivable, notes receivable and accounts and notes payable approximate their fair value.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 1999 and 1998.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.





2.   NOTES RECEIVABLE

     On January 19, 1999,  the Company  entered into a note  agreement  with KMH
     Land Development, Inc. in the amount of $1,953,715 for the construction of a property. As of June 30, 1999, the Company had advanced $1,540,485 on the note. The note bears interest at the prime lending rate plus one percent with principal and interest payable monthly. The note is secured by the land and construction in progress and is due on February 1, 2000.

3.   NOTES PAYABLE

     In November 1998,  the Company  entered into an unsecured  credit  facility
     (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit
     Facility, which has a one-year original term and was extended under the same terms and covenants through February 2000, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit
     Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit
     Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150% (6.625% as of June 30, 1999), set quarterly depending on the Company's leverage ratio. As of June 30, 1999, $14,380,110 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 with $999,379 being outstanding at June 30, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,253,706, net of $32,148 of accumulated depreciation.

     Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

          1999                                                $     48,920
          2000                                                      71,068
          2001                                                      77,253
          2002                                                      83,978
          2003                                                      91,287
          Thereafter                                               626,873
                                                               -----------
                                                              $    999,379

     As part of the Merger (Note 7), the Company assumed a 5-year lease agreement for its office telephone system. The lease terminates in September 2000, at which time the Company has the option to purchase the equipment. Monthly lease payments total $313. Future minimum lease payments required under this lease are summarized as follows:

          1999                                                $      1,880
          2000                                                $      2,820



4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and six months ended June 30, 1999 and 1998:




                                                 Quarter                  Year to Date

                                             1999         1998         1999         1998
                                             ----         ----         ----         ----

     Tandy Corporation                  $   27,225   $   27,225   $   54,450   $   54,450
     America's Favorite Chicken Co.         23,903       24,566       47,808       49,132
     Blockbuster Music Retail, Inc.         94,475       94,476      188,951      188,952
     One Care/Memorial Hermann Hospital     50,411       50,409      100,818      100,818
     Just For Feet, Inc.                   365,385      188,847      730,712      373,399
     Bank United                            39,447       39,449       78,898       78,898
     Hollywood Entertainment Corp.          68,290       68,290      136,581      140,427
     Don Pablos                             19,612            -       39,224            -
     Krispy Kreme                           40,441            -       85,260            -
     OfficeMax, Inc.                       129,623      119,086      259,245      147,384
     IHOP Properties, Inc.                  26,820            -       26,820            -
                                        ----------   ----------   ----------   ----------

                                        $  885,632   $  612,348   $1,748,767   $1,133,460
                                        ==========   ==========   ==========   ==========

5.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share has been  computed by dividing net income
     (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net income (loss)
     (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:




                                                                         Quarter To Date                Year To Date
                                                                         ---------------                ------------
                                                                       1999          1998          1999            1998
                                                                       ----          ----          ----            ----

BASIC EARNINGS (LOSS) PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,222,662     2,372,744     2,075,216
                                                                  ===========   ===========   ===========   ===========
               Basic earnings (loss) per share                    $     (0.05)  $     (0.95)  $      0.09   $     (1.00)
                                                                  ===========   ===========   ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,222,662     2,372,744     2,075,216
     Shares issuable from assumed conversion of warrants                    -             -             -             -
     Weighted average common shares outstanding, as
     adjusted                                                       2,372,744     2,222,662     2,372,744     2,075,216
                                                                  ===========   ===========   ===========   ===========
               Diluted earnings (loss) per share                  $     (0.05)  $     (0.95)  $      0.09   $     (1.00)
                                                                  ===========   ===========   ===========   ===========
EARNINGS (LOSS) FOR BASIC AND DILUTED
COMPUTATION
     Net income  (loss) to common shareholders (basic
     and diluted Earnings (loss) per share computation)           $  (119,597)  $(2,104,940)  $   202,091   $(2,067,712)
                                                                  ===========   ============  ===========   ===========


 6.   MERGER TRANSACTION

     On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Realty Corporation ("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were paid and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during the six months ended June 30, 1998 of $182,741, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated.

7.   RELATED PARTY TRANSACTIONS

     See Note 6 regarding the Merger.

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

     Related Party Transactions Prior to the Merger:

     The Company had entered into an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. There were no reimbursements and fees incurred or charged to expense for the three and six months ended June 30, 1999. Reimbursements and fees of $40,140 and $57,800 were incurred and charged to expense for the three and six months ended June 30, 1998, respectively

     AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. There were no costs incurred by AAA for the three and six months ended June 30, 1999, in connection with the issuance and marketing of the Company's stock. Costs of $37,190 and $56,164 were incurred by AAA for the three and six months ended June 30, 1998, respectively, in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

     Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. There were no acquisition fees incurred or paid to AAA for the three and six months ended June 30, 1999. Acquisition fees of $67,961 and $123,389 were incurred and paid to AAA for the three and six months ended June 30, 1998, respectively. Acquisition fees paid to AAA included $430,972 that was earned prior to purchasing certain properties.

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

8.   COMMITMENTS

     At June 30, 1999, the Company is committed to incur additional costs of approximately $4,466,000, not to exceed $4,761,000, in connection with properties under development.

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

The Company filed an S-4 registration document with the Securities Exchange Commission ("SEC") on June 29, 1999. As of June 30, 1999, this registration document is under the review process of the SEC. This registration document proposes the merger of 10 affiliated partnerships into the Company.

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

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company has spent approximately $7,000 in order to upgrade its accounting software and for information technology consulting fees paid to third parties in order to evaluate the Company's systems. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

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

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with cash flow from operating results and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

The initial capitalization of the Company, formerly American Asset Advisers Trust, Inc., on August 17, 1993 was with the issuance of 20,001 shares of stock for $200,010 to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one
(1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 warrants)
was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares).

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility") with a borrowing capacity up to $30 million, subject to certain covenants such as the value of unencumbered assets, through November 1999. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio. As of June 30, 1999, $14,380,110 was outstanding under the Credit Facility. These funds were used to acquire properties.

In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 with $999,379 being outstanding at June 30, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,253,706, net of $32,148 of accumulated depreciation.

As of June 30, 1999, the Company had acquired ten properties directly and six properties through joint ventures with entities with common management and had invested $27,421,942, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until the Company acquires properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 1999, the Company's cash and cash equivalents totaled $1,204,876.

As of June 30,  1999,  the Company is  committed  to incur  additional  costs of approximately $4,466,000, not to exceed $4,761,000, in connection with properties under development. The Company intends to fund these commitments through a combination of existing cash, proceeds from payment of notes receivable of approximately $1,800,000, and by utilizing the Company's unsecured credit facility.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $200,588 or 32% to $836,280 for the six months ended June 30, 1999 from $635,692 for the six months ended June 30, 1998. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. However, FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income (loss) to funds from operations for the three and six months ended June 30:



                                                 Quarter                            Year to Date
                                           1999             1998                1999              1998
                                           ----             ----                ----              ----
Net income (loss)                  $    (119,597)    $  (2,104,940)     $      202,091     $  (2,067,712)
Plus depreciation                        118,220            73,796             235,890           130,745
Plus merger costs                              -         2,339,635                   -         2,389,918
Plus potential acquisition costs         377,776            50,702             398,299           182,741
                                   -------------    --------------      --------------    --------------
Total funds from operations        $     376,399    $      359,193      $      836,280    $      635,692
                                   =============    ==============      ==============    ==============



Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                  Quarter                    Year to Date
                             1999          1998           1999           1998
                             ----          ----           ----           ----
Operating activities   $   159,288    $   391,619    $   724,393    $   597,935
Investing activities   $   303,148    $  (976,904)   $(3,225,293)   $(4,737,503)
Financing activities   $  (271,842)   $   667,572    $ 3,657,256    $ 4,115,588

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1999 to June 30, 1998:

During the three months ended June 30, 1999 and 1998, the Company owned and leased 16 and 14 properties, respectively. During the three months ended June
30, 1999 and 1998, the Company earned $885,632 and $612,348, respectively, in rental income from operating leases and earned income from direct financing leases. This 45 percent increase in rental income and earned income is primarily attributable to rental income earned on the two additional properties owned during 1999.

During the three months ended June 30, 1999 and 1998, the Company's expenses were $1,093,096 and $2,623,450, respectively. The $1,530,354 decrease in expenses is primarily attributable to a $2,339,635 decrease in merger costs as a result of the completion of the adviser merger in 1998. The change is also attributable to an increase in (i) potential acquisition costs of $327,074 related to the acquisition of properties, (ii) interest expense of $256,447 due to higher borrowing levels on the line of credit related to the addition of seven properties, and (iii) general operating and administrative of $225,511 related to the Merger with the adviser, AAA, whereby salaries and other corporate overhead of the Company is now paid by the Company as opposed to the adviser. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with actual personnel and other operating costs associated with being internally managed.

Comparison of the Six Months Ended June 30, 1999 to June 30, 1998:

During the six months ended June 30, 1999 and 1998, the Company owned and leased
16 and 14 properties, respectively. During the six months ended June 30 1999 and 1998, the Company earned $1,748,767 and $1,133,460, respectively, in rental income from operating leases and earned income from direct financing leases.
This 54 percent increase in rental income and earned income from direct financing leases is primarily due to rental income earned on the two additional properties owned during 1999.

During the six months ended June 30, 1999 and 1998, the Company's expenses were $1,677,970 and $2,991,757, respectively. The $1,313,787 decrease in expenses is primarily attributable to a $2,389,918 decrease in merger costs as a result of the completion of the adviser merger in 1998. The change is also attributable to an increase in (i) potential acquisition costs of $215,558 related to the acquisition of properties, (ii) interest expense of $477,526 due to higher borrowing levels on the line of credit related to the addition of seven properties, and (iii) general operating and administrative of $339,737 related to the Merger with the adviser, AAA, whereby salaries and other corporate overhead of the Company is now paid by the Company as opposed to the adviser.
Pursuant to the Merger, the Company acquired AAA and became internally  managed.
Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with actual personnel and other operating costs associated with being internally managed.



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






                                  AmREIT, Inc.
                                  (Issuer)




August 16, 1999                   /s/ H. Kerr Taylor
Date                              H. Kerr Taylor, President





August 16, 1999                   /s/ L. Larry Mangum
Date                              L. Larry Mangum (Principal Accounting Officer)








                                                                    EXHIBIT 11

                                  AMREIT, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998





                                               Quarter                   Year to Date
                                          1999          1998          1999          1998
                                          ----          ----          ----          ----
BASIC EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         2,372,744      2,222,662     2,372,744     2,075,216
                                   ===========   ============   ===========   ===========

NET INCOME (LOSS)                  $  (119,597)  $ (2,104,940)  $   202,091   $ (2,067,712)
                                   ===========   ============   ===========   ============


BASIC EARNINGS (LOSS) PER SHARE    $     (0.05)  $      (0.95)  $      0.09   $      (1.00)
                                   ===========   ============   ===========   ============


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING         2,372,744      2,222,662     2,372,744      2,075,216

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS              -              -             -              -
                                   -----------   ------------   -----------   ------------
TOTAL WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   AS ADJUSTED                       2,372,744      2,222,662     2,372,744      2,075,216
                                   ===========   ============   ===========   ============


NET INCOME (LOSS)                  $  (119,597)  $ (2,104,940)  $   202,091   $ (2,067,712)
                                   ===========   ============   ===========   ============

DILUTED EARNINGS (LOSS) PER SHARE  $     (0.05)  $      (0.95)  $      0.09   $      (1.00)
                                   ===========   ============   ===========   ============



