Form 10QSB
period 1999-09-30
AMREIT INC
filed 1999-11-15
CIK 913957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to___________


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

      X   Yes            _____ No

Issuer's revenues for its most recent fiscal year:  $3,028,026

Aggregate market value of the voting stock held by non-affiliates of the issuer:
No Established Trading Market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,372,744 shares of Common Stock as of October 31, 1999

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                         AMREIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)

ASSETS
Cash and cash equivalents                                                       $  1,673,437
Accounts receivable                                                                   88,771
Property:
  Land                                                                            12,897,732
  Buildings                                                                       19,609,255
  Furniture, fixture and equipment                                                   100,737
                                                                                ------------
                                                                                  32,607,724
  Accumulated depreciation                                                        (1,032,201)
                                                                                ------------
    Total property                                                                31,575,523
                                                                                ------------
Net investment in direct financing leases                                          3,178,073
Other assets:
  Prepaid acquisition costs                                                          262,585
  Accrued rental income                                                              304,229
  Other                                                                               66,105
                                                                                ------------
    Total other assets                                                               632,919
                                                                                ------------
TOTAL ASSETS                                                                    $ 37,148,723
                                                                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable                                                                 $ 15,377,597
  Accounts payable                                                                   348,652
  Security deposit                                                                    15,050
                                                                                ------------
    TOTAL LIABILITIES                                                             15,741,299
                                                                                ------------
Minority interest                                                                  5,190,452
Commitments (Note 7)
Shareholders' equity:
  Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued
  Common stock, $.01 par value, 100,010,000 shares authorized,
    2,384,117 shares issued and outstanding                                           23,841
  Capital in excess of par value                                                  21,657,868
  Accumulated distributions in excess of earnings                                 (5,358,244)
  Cost of treasury stock, 11,373 shares                                             (106,493)
                                                                                ------------
    TOTAL SHAREHOLDERS' EQUITY                                                    16,216,972
                                                                                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 37,148,723
                                                                                ============

See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)

                                                                        Quarter                     Year to Date
                                                                   1999          1998             1999          1998
                                                                ----------    ----------       ----------    -----------
Revenues:
  Rental income from operating leases                           $  818,405    $  715,227       $2,396,370    $ 1,678,433
  Earned income from direct financing leases                        85,484        85,200          256,286        255,454
  Interest income                                                   28,945        49,240          178,180         89,962
  Gain on sale of property                                         261,776             -          261,776              -
  Service fees and other income                                    119,228        78,554          428,154         91,485
                                                                ----------    ----------       ----------    -----------
    Total revenues                                               1,313,838       928,221        3,520,766      2,115,334
                                                                ----------    ----------       ----------    -----------
Expenses:
  General operating and administrative                             341,659       195,653          842,741        356,998
  Reimbursements and fees to related party                               -             -                -         57,800
  Interest                                                         314,480       164,676          829,837        202,507
  Depreciation                                                     115,260       110,970          351,150        241,715
  Amortization                                                           -        15,689           27,342         47,066
  Merger costs (Note 5)                                                  -        37,740                -      2,427,658
  Potential acquisition costs                                      225,019       112,711          623,318        295,452
                                                                ----------    ----------       ----------    -----------
    Total expenses                                                 996,418       637,439        2,674,388      3,629,196
                                                                ----------    ----------       ----------    -----------
Income (loss) before federal income taxes and minority
  interest in net income of consolidated joint ventures            317,420       290,782          846,378     (1,513,862)

Federal income taxes from  non REIT subsidiaries                         -             -          (63,596)             -

Minority interest in net income of consolidated joint ventures    (131,675)     (131,571)        (394,946)      (394,639)
                                                                ----------    ----------       ----------    -----------
Net income (loss)                                               $  185,745    $  159,211       $  387,836    $(1,908,501)
                                                                ==========    ==========       ==========    ===========

Basic and diluted earnings (loss) per share                     $     0.07    $     0.07       $     0.16    $     (0.88)
                                                                ==========    ==========       ==========    ===========
Weighted average number of common shares outstanding             2,372,744     2,377,505        2,372,744      2,177,086
                                                                ==========    ==========       ==========    ===========
Weighted average number of common shares outstanding
  plus dilutive potential common shares                          2,372,744     2,377,505        2,372,744      2,177,086
                                                                ==========    ==========       ==========    ===========

See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)



                                                                         Quarter                         Year to Date
                                                                  1999             1998           1999              1998
                                                                 -------          -------        -------           -------
Cash flows from operating activities:
    Net income (loss)                                           $ 185,745         $ 159,211      $ 387,836        $(1,908,501)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
            Amortization                                                -            15,689         27,342             47,066
            Depreciation                                          115,260           110,970        351,150            241,715
            Gain on sale of property                             (261,776)                -       (261,776)                 -
            Merger costs                                                -                 -              -          2,283,322
            Increase (decrease) in accounts receivable            (13,695)          157,055        (75,633)           111,600
            Increase in prepaid expenses                            1,250                 -         13,534                  -
            Increase (decrease) in accounts payable                 3,399           (69,601)       147,372             (6,849)
            Cash receipts from direct financing leases
                  less than income recognized                      (2,178)           (2,644)        (6,403)            (7,782)
            Decrease in escrow deposits, net of
                  minority interest partners                            -            34,000         10,000             10,100
            Increase in accrued rental income                     (17,467)          (25,121)       (66,013)           (56,246)
            Decrease (increase) in other assets                    11,644            (8,614)       (44,105)            (8,614)
            Increase in minority interest                         131,675           131,571        394,946            394,639
                                                                ---------         ---------      ---------        -----------
                 Net cash provided by operating activities        153,857           502,516        878,250          1,100,450
                                                                ---------         ---------      ---------        -----------
 Cash flows from investing activities:
    Acquisition of real estate                                 (3,542,972)       (1,288,232)    (5,544,594)        (5,967,449)
    Acquisition of furniture, fixtures and equipment               (9,500)           (2,473)      (31,758)             (2,473)
    Proceeds from sale of property                              2,786,809                 -      2,786,809                  -
    Investments in joint venture                                        -          (368,584)       362,149           (368,584)
    Change in notes receivable                                  1,540,485          (732,226)             -           (732,226)
    Change in prepaid acquisition costs                           116,116            86,429         93,039             28,143
                                                                ---------         ---------      ---------        -----------
            Net cash provided by (used in) investing activities   890,938        (2,305,086)    (2,334,355)        (7,042,589)
                                                                ---------         ---------      ---------        -----------

 Cash flows from financing activities:
    Proceeds from issuance of stock, net                               -              1,000          2,000          2,480,782
    Common stock repurchases                                           -             (3,075)             -             (3,075)
    Proceeds from (reduction of) notes payable                    (1,892)         1,237,298      4,797,487          3,890,552
    Distributions paid to shareholders                          (432,311)          (431,108)    (1,294,972)        (1,160,707)
    Distributions to minority interest partners                 (142,031)          (140,089)      (423,493)          (427,937)
                                                                ---------         ---------      ---------        -----------
           Net cash provided by (used in) financing activities  (576,234)           664,026      3,081,022          4,779,615
                                                                ---------         ---------      ---------        -----------

 Net increase (decrease) in cash and cash equivalents            468,561         (1,138,544)     1,624,917         (1,162,524)
 Cash and cash equivalents at beginning of period              1,204,876          1,377,760         48,520          1,401,740
                                                             -----------        -----------    -----------        -----------
 Cash and cash equivalents at end of period                  $ 1,673,437        $   239,216    $ 1,673,437        $   239,216
                                                             ===========        ===========    ===========        ===========

 Supplemental disclosure of non-cash financing activities:
    Issuance of stock in lieu of note payment                                   $   100,564                       $   270,564
                                                                                ===========                       ===========
    Issuance of stock in connection with Merger                                 $         -                       $ 2,244,380
                                                                                ===========                       ===========


                         AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


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

  The consolidated financial statements include the accounts of AmREIT, Inc., its wholly-owned subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT Opportunity Corporation ("AOP"), and AmREIT SPE 1, Inc. ("SPE 1"), and its six joint ventures with related parties. ARIC, AOC, and AOP were formed in June, July and April 1998, respectively. ASC and SPE1 were both formed in February 1999. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC and AOP. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

  The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. $6,096 and $0 have been paid for income taxes during 1999 and 1998, respectively, for the Company's non-qualified REIT subsidiary. For the three and nine months ended September 30, 1999 and 1998, the Company paid interest of $137,989 and $653,346, and $202,480 and $518,998,
  respectively. There was no other cash paid for interest during the first nine months of 1999 or 1998.

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

  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 1999 and 1998.

  The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.  NOTES PAYABLE

  In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which has a one-year original term and was extended under the same terms and covenants through January 2000, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150% (7.3125% as of September 30, 1999), set quarterly depending on the Company's leverage ratio. As of September 30, 1999, $14,380,110 was outstanding under the Credit Facility.

  In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 with $997,487 being outstanding at September 30, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,248,348, net of $37,506 of accumulated depreciation.

  Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

          1999                    $ 47,028
          2000                      71,068
          2001                      77,253
          2002                      83,978
          2003                      91,287
          Thereafter               626,873
                                  --------
                                  $997,487
                                  ========


  As part of the Merger (Note 5), the Company assumed a 5-year lease agreement for its office telephone system. The lease terminates in September 2000, at which time the Company has the option to purchase the equipment. Monthly lease payments total $313. Future minimum lease payments required under this lease are summarized as follows:

          1999                           $   941
          2000                           $ 2,820

  3. MAJOR TENANTS

  The following schedule summarizes rental income by lessee for the three and nine months ended September 30, 1999 and 1998:

                                                 Quarter                Year to Date
                                            1999        1998         1999          1998

  Tandy Corporation                        $ 27,225    $ 27,225    $   81,675    $   81,675
  America's Favorite Chicken Co.             25,860      24,566        73,668        73,698
  Blockbuster Music Retail, Inc.             94,474      94,475       283,425       283,427
  One Care/Memorial Hermann Hospital         50,412      51,572       151,230       152,390
  Just For Feet, Inc.                       365,433     365,225     1,096,145       738,624
  Bank United                                39,451      39,458       118,349       118,356
  Hollywood Entertainment Corp.              68,293      68,282       204,874       208,709
  Don Pablos                                 19,612           -        58,836             -
  Krispy Kreme                               12,148           -        97,408             -
  OfficeMax, Inc.                           129,623     129,624       388,868       277,008
  IHOP Properties, Inc.                      71,358           -        98,178             -
                                           --------    --------    ----------    ----------
                                           $903,889    $800,427    $2,652,656    $1,933,887
                                           ========    ========    ==========    ==========

  On November 4, 1999, Just For Feet, Inc. ("Just For Feet") filed a petition for relief under Chapter 11 of the Bankruptcy Code. Rental income from Just For Feet amounted to 40% and 41% of the Company's total rental income for the three and nine months ended September 30, 1999, respectively. Although management does not expect for Just For Feet's bankruptcy to have a materially negative long-term impact on the financial condition of the Company, it is too early to determine the consequences at this time.

4.  EARNINGS (LOSS) PER SHARE

  Basic earnings (loss) per share has been computed by dividing net income
  (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net income (loss) (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

  The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                                                Quarter To Date                   Year To Date
                                                           -------------------------         --------------------------
                                                            1999              1998             1999               1998
                                                           ------            ------           ------             ------
BASIC EARNINGS (LOSS) PER SHARE
    Weighted average common shares outstanding              2,372,744         2,377,505        2,372,744          2,177,086
                                                           ==========        ==========       ==========        ===========
             Basic earnings (loss) per share               $      .07        $      .07       $      .16        $      (.88)
                                                           ==========        ==========       ==========        ===========
DILUTED EARNINGS (LOSS) PER SHARE
    Weighted average common shares outstanding              2,372,744         2,377,505         2,372,744         2,177,086
    Shares issuable from assumed conversion of warrants             -                 -                 -                 -
                                                           ----------        ----------        -----------      -----------
    Weighted average common shares outstanding, as
      adjusted                                              2,372,744         2,377,505          2,372,744        2,177,086
                                                           ----------        ----------         ----------      -----------
              Diluted earnings (loss) per share            $      .07        $      .07         $      .16      $      (.88)
                                                           ==========        ==========         ==========      ===========
EARNINGS (LOSS) FOR BASIC AND DILUTED COMPUTATION
    Net income (loss) to common shareholders (basic
       and diluted Earnings (loss) per share computation)  $  185,745        $  159,211         $  387,836      $(1,908,501)
                                                           ==========        ==========         ==========      ===========

5.   MERGER TRANSACTION

  On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Realty Corporation ("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company.
  As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were paid and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915 was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during the three and nine months ended September 30, 1998 of $37,740 and $300,208, respectively, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and was no longer obligated to pay fees under the advisor agreement between the Company and AAA. The Company assumed/took over AAA's existing management contracts. This transaction was not accounted for as a contract termination because the contracts AAA had with the various entities were not terminated, but rather assumed by the Company.

6.  RELATED PARTY TRANSACTIONS

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

  RELATED PARTY TRANSACTIONS PRIOR TO THE MERGER:

  The Company had entered into an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. There were no reimbursements and fees incurred or charged to expense for the three and nine months ended September 30, 1999. Reimbursements and fees of $57,800 were incurred and charged to expense for the period ended June 5, 1998.

  AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. There were no costs incurred by AAA for the three and nine months ended September 30, 1999, in connection with the issuance and marketing of the Company's stock. Costs of $56,164 were incurred by AAA for the period ended June 5, 1998 in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

  Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. There were no acquisition fees incurred or paid to AAA for the three and nine months ended September 30, 1999. Acquisition fees of $123,389 were incurred and paid to AAA for the period ended June 5, 1998. Acquisition fees paid to AAA included $344,543 that was earned prior to purchasing certain properties.

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

7.   COMMITMENTS

  At September 30, 1999, the Company is committed to incur additional costs of approximately $1,721,000, not to exceed approximately $1,884,000, in connection with properties under development.

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

The Company filed an S-4 registration document with the Securities Exchange Commission ("SEC") on June 29, 1999. As of September 30, 1999, this registration document is under the review process of the SEC. This registration document proposes the merger of 10 affiliated partnerships into the Company.

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

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company has spent approximately $7,000 in order to upgrade its accounting software and for information technology consulting fees paid to third parties in order to evaluate the Company's systems. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by December 31, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $10,000.

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

On November 4, 1999, Just For Feet, Inc. ("Just For Feet") filed a petition for relief under Chapter 11 of the Bankruptcy Code. The Company owns two Just For Feet properties directly and two properties through joint ventures with entities with common management. Rental income from these Just For Feet properties amounted to 40% and 41% of the Company's total rental income for the three and nine months ended September 30, 1999, respectively. Although management does not expect for Just For Feet's bankruptcy to have a materially negative long-term impact on the financial condition of the Company, it is too early to determine the consequences at this time. The Company has implemented an aggressive contingency plan to re-lease these properties.

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

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility") with a borrowing capacity up to $30 million, subject to certain covenants such as the value of unencumbered assets, through November 1999. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. The Credit Facility bears interest at an annual rate of LIBOR plus a spread ranging from 1.625% to 2.150%, set quarterly depending on the Company's leverage ratio. As of September 30, 1999, $14,380,110 was outstanding under the Credit Facility. These funds were used to acquire properties.

In March 1999, the Company entered into a ten year mortgage note payable with NW L.L.C. for $1,000,000 with $997,487 being outstanding at September 30, 1999.
The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,248,348, net of $37,506 of accumulated depreciation.

As of September 30, 1999, the Company owned thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,494,608, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until the Company acquires properties, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 1999, the Company's cash and cash equivalents totaled $1,673,437.

As of September 30, 1999, the Company is committed to incur additional costs of approximately $1,721,000, not to exceed approximately $1,884,000, in connection with properties under development. The Company intends to fund these commitments through a combination of existing cash and by utilizing the Company's unsecured credit facility.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $305,980 or 29% to $1,362,304 for the nine months ended September 30, 1999 from $1,056,324 for the nine months ended September 30, 1998. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis. However, FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income (loss) to funds from operations for the three and nine months ended September 30:

                                                 Quarter                  Year to Date
                                           1999          1998          1999           1998
                                          ------        ------        ------         ------
Net income (loss)                        $ 185,745      $ 159,211    $  387,836    $(1,908,501)
Plus depreciation                          115,260        110,970       351,150        241,715
Plus merger costs                                -         37,740             -      2,427,658
Plus potential acquisition costs           225,019        112,711       623,318        295,452
                                         ---------      ---------    ----------    -----------
Total funds from operations              $ 526,024      $ 420,632    $1,362,304    $ 1,056,324
                                         =========      =========    ==========    ===========

Cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below:

                                    Quarter                    Year to Date
                             1999           1998            1999            1998
                            ------         ------          ------          ------
Operating activities       $ 153,857     $   502,516     $   878,250     $ 1,100,450
Investing activities       $ 890,938     $(2,305,086)    $(2,334,355)    $(7,042,589)
Financing activities       $(576,234)    $   664,026     $ 3,081,022     $ 4,779,615


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998:

During the three months ended September 30, 1999 and 1998, the Company owned and leased 22 and 16 properties, respectively. During the three months ended September 30, 1999 and 1998, the Company earned $903,889 and $800,427, respectively, in rental income from operating leases and earned income from direct financing leases. This 13 percent increase in rental income and earned income is primarily attributable to rental income earned on the six additional properties owned during 1999.

During the three months ended September 30, 1999 and 1998, the Company's expenses were $996,418 and $637,439, respectively. The $358,979 increase in expenses is primarily attributable to an increase in (i) potential acquisition costs of $112,308 related to the acquisition of properties, (ii) interest expense of $149,804 due to higher borrowing levels on the line of credit, and
(iii) general operating and administrative of $146,006 related to the Merger with the adviser, AAA, whereby salaries and other corporate overhead of the Company is now paid by the Company as opposed to the adviser. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with actual personnel and other operating costs associated with being internally managed.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998:

During the nine months ended September 30, 1999 and 1998, the Company owned and leased 22 and 16 properties, respectively. During the nine months ended September 30, 1999 and 1998, the Company earned $2,652,656 and $1,933,887, respectively, in rental income from operating leases and earned income from direct financing leases. This 37 percent increase in rental income and earned income from direct financing leases is primarily due to rental income earned on the six additional properties owned during 1999.

During the nine months ended September 30, 1999 and 1998, the Company's expenses were $2,674,388 and $3,629,196, respectively. The $954,808 decrease in expenses is primarily attributable to a $2,427,658 decrease in merger costs as a result of the completion of the adviser merger in 1998. The change is also attributable to an increase in (i) potential acquisition costs of $327,866 related to the acquisition of properties, (ii) interest expense of $627,330 due to higher borrowing levels on the line of credit, and (iii) general operating and administrative of $485,743 related to the Merger with the adviser, AAA, whereby salaries and other corporate overhead of the Company is now paid by the Company as opposed to the adviser. Pursuant to the Merger, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with actual personnel and other operating costs associated with being internally managed.

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



                                       AmREIT, Inc.
                                       ----------------------------------
                                       (Issuer)



November 15, 1999                      /s/ H. Kerr Taylor
-----------------                      ----------------------------------
Date                                   H. Kerr Taylor, President



November 15, 1999                      /s/ L. Larry Mangum
-----------------                      -------------------------------------
Date                                   L. Larry Mangum (Principal Accounting
                                       Officer)