Form 10KSB
period 1999-12-31
AMREIT INC
filed 2000-03-30
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
               [X] Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                       or
             [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Issuer's revenues for its most recent fiscal year:    $4,603,325

Aggregate market value of the voting stock held by non-affiliates of the issuer:
                       No Established Trading Market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,372,744 shares of Common Stock as of March 24, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (check one): Yes    No  X

                                     PART I

Item 1.    Description of Business

General

AmREIT, Inc., which changed its name from American Asset Advisers Trust, Inc. in conjunction with the Merger (as described below) which was completed in June 1999 ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly-owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

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

The Company has been successful in attracting tenants that operate in different retail segments, including Radio Shack (leased to the Tandy Corporation), Blockbuster Music (lease guaranteed by Viacom, Inc.), Popeye's Famous Chicken (lease guaranteed by AFC, Inc.), OfficeMax, Inc.,International House of Pancakes Hollywood Video ( leased to Hollywood Entertainment Corp.) and Bank United, a Federal Savings Bank.

The Company owns four Just For Feet properties in fee simple. Two of these properties are wholly-owned by the Company and two of these properties, located in Baton Rouge, Louisiana and Tucson, Arizona, are owned in joint venture with the Company owning a 51% and 51.9% majority. On November 4, 1999 Just For Feet, Inc. filed a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet,Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. were the two properties that are owned by the Company through a joint venture. The two wholly-owned properties were rejected by Just For Feet on March 5, 2000. ( the "Bankruptcy" ). The company has both wholly-owned properties currently listed for re-lease with local retail brokers. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure and pay any deficiencies under the lease prior to the assumption of the two leases by Footstar, Inc. These deficiencies include rent, property taxes and property insurance. Footstar, the second largest retailer of athletic footwear and apparel, is a public company, whose common stock is traded on the New York Stock Exchange.

Properties acquired by the Company are generally newly constructed or recently constructed as of the time of acquisition. To date, the Company has acquired only properties that are subject to a lease in order to avoid the risks inherent in initial leasing. The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation such as utilities, property taxes and insurance. Some of the tenants' leases require that the Company is responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases.

The Company's leases typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered "full-credit" leases.

A further description of the Company's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 6 of this Form 10-KSB.

The objectives of the Company are:

         (1) to provide regular distributions to shareholders. The Company has paid quarterly distributions to shareholders since July 1994 with the exception of December 31, 1999 distribution which was eliminated primarily due to the Just For Feet Bankruptcy. The Company reinstated its dividend as of March 31, 2000 and intends to continue paying quarterly distributions to shareholders. Distribution payments may fluctuate during the life of the Company.

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

Historically, the Company did not have a large enough asset base to provide the economies of scale needed to efficiently support the extensive general and administrative expenses of an in-house management team. As a result, AAA had incurred the full expense of a management and acquisition team while receiving advisory and acquisition fees that have offset this expense. In 1997, however, due to the Company's historical and anticipated growth, management believed that the efficiencies derived from being externally advised had diminished and that it would be more cost effective to become self-administered. As a result, at a special meeting of the Company's Board of Directors held on December 31, 1997, the Board of Directors, other than Mr. H. Kerr Taylor, who abstained from the vote due to his interest in the transaction, approved an agreement and plan of merger with AAA, which when approved by the shareholders of the Company on June 5, 1998 at a special meeting, resulted in the Company becoming a self-administered and self-managed real estate investment trust. The Agreement and Plan of Merger provided for the merger of AAA into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of AAA was exchanged for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. The 213,260 shares issued on June 5, 1999 were appropriately accounted for as an expense in the Company's statement of operations. During 1999, no additional shares have been earned, paid or expensed. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and AAA was terminated and the Company assumed/took over AAA's existing management contracts.

Properties

At December 31, 1998, the Company owned nineteen properties, thirteen directly and six through joint ventures, all in fee simple. Eight of these properties are located in Texas, two each are located in Louisiana, Kansas and Georgia and one each in Arizona, Delaware, Nevada, Mississippi and Missouri. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty-five years. Sixteen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases under which the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $403,409. Seventeen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 1999, three of the Company's properties each accounted for more than 10% of the Company's total assets. Summarized as follows are the significant items pertaining to each of these leases:

On July 1, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,928,997. This 1.59 acre property is being operated as a Just For Feet retail store on U.S. 59 at First Colony Boulevard in Sugar Land, Texas. The improvements are a single-tenant retail building that contains approximately 16,900 square feet. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $381,705 of revenue from this property in 1999. This lease was rejected by Just For Feet on March 5, 2000 in connection with the bankruptcy.

On June 3, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,751,555. This 2.561 acre property is being operated as a Just For Feet retail store on Lake Woodlands Drive in The Woodlands, Texas. The improvements are a single-tenant retail building that contains approximately 16,900 square feet. The lease agreement extends for fifteen years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth and tenth years of the lease. The Company recorded $371,914 of revenue from this property in 1999. This lease was rejected by Just For Feet on March 5, 2000 in connection with the bankruptcy.

On September 11, 1996, the Company acquired a 51.9% interest in a newly constructed property on lease to Just For Feet, Inc. through a joint venture with two entities with common management for the combined purchase price of $3,680,383. This 2.938 acre property is being operated as a Just For Feet retail store on the northwest corner of North Oracle Road and Old Tucson Florence Highway in Tucson, Arizona. The improvements are a single-tenant retail building that contains approximately 15,200 square feet. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease. The Company recorded $403,409 of revenue from this property in 1999. This lease was assumed by Just For Feet on February 16, 2000 in connection with the bankruptcy.

For information regarding the results of operations and financial condition of Just For Feet, Inc. or Footstar, Inc., refer to their Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended January 31, 1999 and December 31, 1999, respectively.

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

Employees

At December 31, 1999, the Company had 13 employees, of which all were full-time employees.

Item 2.     Description of Property

At December 31, 1999, the Company owned nineteen properties in fee simple, thirteen directly and six through joint ventures with related parties. Properties are located in Texas, Georgia, Arizona, Missouri, Louisiana, Delaware, Mississippi, Nevada and Kansas. Reference is made to the Schedule III
- Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

Land - The Company's property sites range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are all single tenant and are generally rectangular. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,350 to 24,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations. The Company anticipates improvements costing between $200,000 and $500,000 being required at each of the two Just For Feet stores located in Sugarland, Texas and The Woodlands, Texas, in order to accomodate a new tenant(s).

Leases - The primary term of the leases ranges from ten to twenty-five years. Sixteen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $406,648. Seventeen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

Geographic Location - The properties are generally located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000. For additional information, see Note 6 to the financial statements included in this Form 10-KSB.

As of December 31, 1999, a total of $35,816,828 has been invested in properties by the Company on a consolidated basis. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1
"Properties" and in Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

As of March 24, 2000, there were approximately 1,065 record holders of 2,372,744 shares of the Company's common stock, net of 11,373 shares held in treasury. No established public trading market currently exists for the stock.

For the years ended December 31, 1999 and 1998, the Company paid distributions of $1,294,972 and $1,591,545 respectively. A summary of the distributions by quarter is as follows:

      Quarter Ended                                1999                1998
      -------------                                ----                ----
      March 31                                  $ 430,822           $ 341,965
      June 30                                     431,839             387,634
      September 30                                432,311             428,990
      December 31                                       -             432,956

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The Company eliminated its quarterly dividend for the quarter ended December 31, 1999 primarily due to the bankruptcy of Just For Feet. The Company has reinstated its dividend for the first quarter 2000. The Company intends to continue the payment of regular quarterly distributions. Other than loan covenants, which have been waived by the Company's lender, there are currently no material legal restrictions that would limit the Company's ability to pay distributions.

For every two shares of stock acquired pursuant to the Company's initial public offering, an investor also received one warrant. These warrants were exercisable at $9 per share between March 17, 1997 and March 15, 1998. A total of 57,316 shares were issued from the exercise of the Warrants. At December 31, 1999 and 1998, the Company had no obligation for the warrants which are expired.

On June 5, 1998, the Company issued 213,260 shares of common stock to Mr. H. Kerr Taylor in connection with the Company's merger with AAA. The 213,260 shares were appropriately accounted for as an expense in the statement of operations for the year ended December 31, 1998. This represents approximately 8.99% of the Company's outstanding common stock at December 31, 1999.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a fully integrated, self-administered real estate investment trust. The Company was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease on a net-lease basis to major retail businesses and to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its shareholders. Through a wholly-owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth.

Net cash provided by operating activities decreased by ($1,041,369) when compared to 1998. This decrease in cash provided by operating activities was due to the following components: (1) The decrease in merger costs of $2,283,322 related to the acquisition of American Asset Advisers Realty Corporation on June 5, 1998; (2) The gain on sale of assets of $278,000 in 1999 related to the sale of certain real estate properties and (3) an increase in accounts receivable of $530,506 primarily due to amounts due on the Just For Feet properties. This overall decrease was partially offset by the increase in accounts payable of $244,698 and the decrease in the net loss from $1,805,786 in 1998 to $37,862 in 1999.

Net cash used in investing activities decreased by $5,248,192 to $2,439,262 in 1999 when compared to 1998. This decrease was primarily due to proceeds from sales of real estate properties of $3,646,821, the return on investment in joint venture of $362,149 and the overall decrease in real estate acquisitions of $859,842. Additionally, pre-acquisition costs increased by $321,596.

Net cash provided by financing activities decreased by $1,784,377 when compared to 1998. The decrease was primarily due to the proceeds from the sale of common stock in 1998 of $2,480,782. This decrease was partially offset by an increase in proceeds from notes payable of $303,586 and a decrease in the distributions paid to shareholders of $296,573.

In order to continue to expand and develop its portfolio of properties and other investments, The Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At December 31, 1999, the Company did not have any public or private equity or debt offerings on registration with the SEC or any other regulatory agency. The Company has approximately $5,316,000 availability under its Line Of Credit, subject to use of proceeds approval by the lender.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Some of the tenants' leases require that the Comapny is responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 shares) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares). At December 31, 1999 and 1998 all Warrants that were issued in connection with the above Securities issuance were expired.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through June 2000, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At December 31, 1999, these covenants on the Credit Facility have been waived. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of December 31, 1999, $14,485,474 was outstanding under the Credit Facility.

As of December 31, 1999, the Company had acquired Thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,358,269, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 1999, the Company's cash and cash equivalents totaled $1,118,746.

The Company made cash distributions to the Shareholders during each quarter of 1999 and 1998, distributing a total of $1,294,972 and $1,591,545, respectively, for each such fiscal year.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Funds From Operations

Funds from operations (FFO) increased $169,028 or 11.8% to $1,605,091 in 1999 from $1,436,063 in 1998. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income ( computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and nonrecurring items of income or expense. For purposes of the table below, FFO excludes nonrecurring merger costs, bad debt expense related to the Just For Feet bankruptcy, pre-paid merger acquisition costs and potential acquisition costs. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations:

                                                  1999                    1998
                                                  ----                    ----
Net income (loss)                             $   (37,862)          $(1,805,786)
Plus depreciation of real estate assets           447,967               349,888
Plus bad debt related to Just For Feet            189,490                     -
Plus pre-paid merger acquisition costs            262,495                     -
Plus merger costs                                       -             2,427,658
Plus potential acquisition costs                  743,001               464,303
                                              -----------           -----------
Total funds from operations                   $ 1,605,091           $ 1,431,063
                                              ===========           ===========

Cash distributions paid                       $ 1,294,972           $ 1,591,545
Distributions in excess of FFO                $  (310,119)          $   155,482

Cash flows from operating activities, investing activities, and financing activities are presented below:

                                                  1999                   1998
                                                  ----                   ----
Operating activities                        $    468,700           $  1,510,069
Investing activities                        $ (2,439,262)          $ (7,687,454)
Financing activities                        $  3,040,788           $  4,824,165

Results of Operations

Years Ended December 31, 1999 and 1998:

During the years ended December 31, 1999 and 1998, the Company owned and leased nineteen and seventeen properties, respectively. During the years ended December 31, 1999 and 1998, the Company earned $3,649,818 and $2,741,757, respectively, in rental income from operating leases and earned income from direct financing leases. The 33 percent increase in rental income and earned income during 1999, as compared to 1998, is primarily attributable to rental income earned on the three IHOP properties acquired during 1999. In addition, rental and earned
                                       10
income increased during 1999 as a result of the fact that the five properties acquired during 1998 were operational for a full fiscal year in 1999.

The Company bought and sold three properties during 1999; an IHOP in Wichita, Kansas, an IHOP in Visalia, California, and a Krispy Kreme in Houston, Texas. The Company purchased these properties in ARIC, its consolidated affiliate, with the intention to sell. The Company realized a gain on sale of these properties of approximately $278,000.

No Merger costs for 1999 were incurred compared to Merger costs of $2,427,658 in 1998. These Merger costs were related to the merger of AAA. This merger was finalized on June 5, 1998 and accordingly, no additional expense was recorded in 1999.

General and administrative costs were $1,290,433 in 1999 compared to $562,110 in 1998. Pursuant to the Merger with AAA, the Company acquired AAA and became internally managed. Effective June 5, 1998, the reimbursements and fees paid to AAA were replaced with the actual personnel and other operating costs associated with being internally managed.

Potential acquisition costs for 1999 were $743,001 compared to only $464,303 in 1998. These potential acquisition costs are related to the proposed acquisition of the ten affiliated limited partnerships. These potential acquisition costs are primarily due to transaction related legal fees,
appraisals,   accounting   fees  and   underwriting/fairness  fees.

Bad debt expense was $189,490 in 1999 compared to no amounts in 1998. This bad debt expense is related to the Bankruptcy of Just For Feet. This represents back rent, property taxes and property insurance for the properties located in The Woodlands, Texas and Sugar Land, Texas. The Company has both properties listed with local retail brokers and is working with brokers and tenants to re-lease these properties.

Pre-paid merger related acquisition costs were $262,495 in 1999 compared to no amounts in 1998. These costs are related to acquisition costs paid to AAA in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties. As additional properties were acquired, these costs were capitalized into the basis of the property. At December 31, 1999 all properties and relationships with which AAA was involved have been accounted for and the appropriate acquisition costs capitalized into the basis of the property As such, AmREIT expensed the remaining balance as of December 31, 1999.

Interest expense was $1,134,919 in 1999 compared to $402,707 in 1998. This is due to an increase in the interest rates and the advancement of additional funds on the Company's line of credit. The interest rate at December 31, 1999 was 8.375% compared to December 31, 1998 of 6.938%. Additionally, the amount outstanding at December 31, 1999 was $14,485,474 compared to $10,580,110 at December 31, 1998. The advancement of funds was primarily due to the purchase of the three IHOP's located in Topeka, Kansas, Sugar Land, Texas and Reno, Nevada.

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

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team contacted the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team also requested and evaluated documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Company did not encounter any material Y2K impact of third parties nor did they have a materially adverse effect on its results of operation or financial position.

The Company has identified and has implemented upgrades for certain hardware equipment and software applications. The Company did not incur more than $2,500 in Year 2000 remedial measures.

Through March 30, 2000, the Company has not experienced any significant issues related to the Year 2000. Based on this, the Company does not forsee significant risks associated with the Year 2000.

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

              Independent Auditors' Report
              Consolidated Balance Sheet, December 31, 1999 Consolidated Statements of Operations for the Years Ended
                December 31, 1999 and 1998
              Consolidated  Statements of Shareholders' Equity
                for the  Years  Ended  December  31, 1999 and 1998
              Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1999 and 1998
              Notes to Consolidated Financial Statements for the Years
                Ended December 31, 1999 and 1998

       (2)    Financial Statement Schedules: See (d) below

       (3)    Exhibits   See (c) below

(b)           Reports on Form 8-K filed after September 30, 1999:

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

              10.24 Lease (the "OneCare Lease") between Turner Adreac, L.C. and OneCare Health Industries, Inc., a Texas non-profit corporation, dated February 17, 1995 (included as Exhibit 10 (b) (25) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

              10.27 Agreement for Purchase and Sale of Real Estate between Company and Tucson Oracle Limited Partnership (AZ
                      LP),  dated  January  19, 1996 included  as Exhibit 10 (b)
                      (28) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

              10.28 First Amendment to Agreement for the Purchase and Sale of Real Estate between Company and Tucson Oracle Limited Partnership (AZ LP), dated June 10, 1996 ( included as
                      Exhibit 10 (b) (29) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

(d)           Financial Statements Schedules

              Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 30th of March 2000 by the undersigned, thereunto duly authorized.

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



/s/ H. Kerr Taylor                                      March 30, 2000
------------------
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                           March 30, 2000
-----------------------------
ROBERT S. CARTWRIGHT, JR., Director


/s/ George A. McCanse, Jr.                              March 30, 2000
--------------------------
GEORGE A. McCANSE, JR., Director


/s/ Chad C. Braun                                       March 30, 2000
-------------------
CHAD C. BRAUN, Vice President - Financial and
Secretary (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                       ITEMS 7, 13(a)(1) AND (2) AND 13(d)


                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                          AMREIT, INC. AND SUBSIDARIES

                          AMREIT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                 F-3
Consolidated Balance Sheet, December 31, 1999                                F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 1999 and 1998                                               F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 1999 and 1998                           F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999 and 1998                                               F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 1999 and 1998                                       F-8 to F-16



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 1999                       F-17


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AmREIT, Inc.

We have audited the accompanying consolidated balance sheet of AmREIT, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 23, 2000

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

 ASSETS
 Cash and cash equivalents                                      $     1,118,746
 Accounts receivable, net of $189,490
   in allowance for doubtful accounts                                   432,182
 Prepaid expenses                                                        20,825
 Property:
   Land                                                              12,897,732
   Buildings                                                         16,963,946
   Furniture, fixtures and equipment                                    126,087
                                                                ---------------
                                                                     29,987,765
   Accumulated depreciation                                          (1,148,503)
                                                                ---------------
     Total property, net                                             28,839,262
                                                                ---------------
 Net investment in direct financing leases                            5,955,150
 Other assets:
   Preacquisition costs                                                   9,964
   Accrued rental income                                                333,168
   Investment in non-consolidating subsidiary                           249,981
   Other                                                                 58,908
                                                                ---------------
     Total other assets                                                 652,021
                                                                ---------------
 TOTAL ASSETS                                                   $    37,018,186
                                                                ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Note payable                                                 $    15,480,378
   Accounts payable                                                     552,938
   Security deposit                                                      15,050
                                                                ---------------
     TOTAL LIABILITIES                                               16,048,366
                                                                ---------------

 Commitments and contingencies                                                -
 Minority interest                                                    5,180,546
 Shareholders' equity:
   Preferred stock, $.01 par value,
     10,001,000 shares authorized, none issued
   Common stock, $.01 par value,
     100,010,000 shares authorized,
     2,384,117 shares issued                                             23,841
   Capital in excess of par value                                    21,655,867
   Accumulated distributions in excess of earnings                   (5,783,941)
   Cost of treasury stock, 11,373 shares                               (106,493)
                                                                ---------------
     TOTAL SHAREHOLDERS' EQUITY                                      15,789,274
                                                                ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    37,018,186
                                                                ===============

 See Notes to Consolidated Financial Statements.

 AMREIT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Years Ended December 31,
                                                      1999            1998
                                                      ----            ----
 Revenues:
   Rental income from operating leases          $   3,119,594  $   2,401,048
   Earned income from direct financing leases         530,224        340,709
   Interest income                                    199,448         98,692
   Gain on sale of assets                             278,000              -
   Service fees and other income                      476,059        187,577
                                                      -------        -------

     Total revenues                                 4,603,325      3,028,026
                                                    ---------      ---------

 Expenses:
   General operating and administrative             1,290,433        562,110
   Reimbursements and fees to related party                 -         40,607
   Interest                                         1,134,919        402,707
   Depreciation                                       467,455        355,114
   Amortization                                        27,342         62,754
   Merger related acquisition costs                   262,495              -
   Bad debt                                           189,490              -
   Merger costs (note 8)                                    -      2,247,658
   Potential acquisition costs                        743,001        464,303
                                                      -------        -------

     Total expenses                                 4,115,135      4,315,253
                                                    ---------        -------

 Income (loss) before minority interest
   in net income of consolidated joint ventures       488,190     (1,287,227)

 Minority interest in net income of
   consolidated joint ventures                       (526,052)      (518,559)
                                                     --------       --------

 Net (loss)                                     $     (37,862) $  (1,805,786)
                                                =============  =============


 Basic (loss) per share                         $       (0.02) $       (0.81)
                                                =============  =============
 Diluted (loss) per share                       $       (0.02) $       (0.81)
                                                =============  =============

 Weighted average number of common
   shares outstanding                               2,372,744      2,226,403
                                                    =========      =========
 Weighted average number of common
   shares outstanding
   plus dilutive potential common shares            2,372,744      2,226,403
                                                    =========      =========

  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                            Accumulated
                                                              Capital in    distributions     Cost of
                                           Common Stock        excess of     in excess of    treasury
                                         Number    Amount      par value       earnings       stock          Total
                                         ------    ------      ---------       --------       -----          -----


 Balance at December 31, 1997          1,868,213  $ 18,682   $ 16,665,300   $  (1,053,776)   $       -    $ 15,630,206

   Net loss                                    -         -              -      (1,805,786)           -      (1,805,786)

   Distributions ($.73 per share)              -         -              -      (1,591,545)           -      (1,591,545)

   Issuance of common stock              515,904     5,159      5,252,768               -            -       5,257,927

   Stock issuance costs                        -         -       (262,201)              -            -        (262,201)

   Cost of treasury stock, 11,373 share        -         -              -               -     (106,493)       (106,493)

                                        --------  --------       --------        --------     --------        --------

 Balance at December 31, 1998          2,384,117    23,841     21,665,867      (4,451,107)    (106,493)     17,122,108

   Net loss                                    -         -              -         (37,862)           -         (37,862)

   Distributions ($.55 per share)              -         -              -      (1,294,972)           -      (1,294,972)

                                        --------  --------       --------        --------     --------        --------
Balance at December 31,1999           $2,384,117   $23,841    $21,665,867     $(5,783,941)   $(106,493)    $15,789,274




 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended December 31,
                                                        1999            1998
                                                        ----            ----
 Cash flows from operating activities:
   Net (loss)                                   $      (37,862) $    (1,805,786)
   Adjustments to reconcile net (loss)
     to net cash provided by
     operating activities:
       Amortization                                     27,342           62,754
       Depreciation                                    467,455          355,114
       Gain on sale of property                       (278,000)               -
       Merger costs                                          -        2,283,322
      (Increase) decrease in accounts
         receivable                                   (419,044)         111,462
       Increase in prepaid expenses                     (7,291)         (13,534)
       Increase in accounts payable                    351,659          106,961
       Cash receipts from direct
         financing leases less than
         income recognized                             (35,093)         (10,474)
       Decrease in escrow deposits,
         net of minority interest
         partners                                       10,000            1,100
       Increase in accrued rental income               (94,952)         (77,409)
       Increase in other assets                        (41,566)         (22,000)
       Earnings of minority interest                   527,052          518,559
                                                       -------          -------
         Net cash provided by operating
           activities                                  469,700        1,510,069
                                                     ---------        ---------
 Cash flows from investing activities:
   Acquisition of real estate                       (3,729,122)      (7,337,349)
   Acquisition of property under direct
     financing lease                                (2,748,385)               -
   Proceeds from property sales                      3,646,821                -
   Additions of furniture, fixtures
     and equipment                                     (57,108)          (5,019)
   Investment in non consolidating
     subsidiary                                       (249,981)               -
   Investment in joint venture                         362,149         (362,149)
       -
   Preacquisition costs                                338,659           17,063
   Short term investments                               (2,295)               -
                                                        ------         --------
     Net cash used in investing activities          (2,439,262)      (7,687,454)
                                                    ----------      -----------
 Cash flows from financing activities:
   Proceeds from issuance of stock, net                      -        2,480,782
   Common stock repurchases                                  -         (106,493)
   Proceeds from note payable                        4,905,364        4,601,778
   Payments of notes payable                            (5,096)               -
   Distributions paid to shareholders               (1,294,972)      (1,591,545)
   Distributions to minority interest
     partners                                         (564,508)        (560,357)
                                                      --------         --------
     Net cash provided by financing
       activities                                    3,039,788        4,824,165
                                                     ---------       ----------
 Net Increase (decrease) in cash and
   cash equivalents                                  1,070,226       (1,353,220)
 Cash and cash equivalents at beginning
   of year                                              48,520        1,401,740
                                                     ---------        ---------
 Cash and cash equivalents at end of year       $    1,118,746  $        48,520
                                                ==============  ===============

 Supplemental disclosure of non-cash
   financing activities:

   Issuance of stock in lieu of note payment    $            -  $       270,564
                                                ==============  ===============
   Issuance of stock in connection with Merger  $            -  $     2,244,380
                                                ==============  ===============

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly-owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE 1 Inc. ("SPE 1") and AmREIT Opportunity Corporation ("AOP"), and its six joint ventures with related parties. ARIC, AOC, and AOP were formed in June, July and April 1998, respectively. ASC and SPE 1 were both formed in February 1999. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lenders request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC and AOP. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. H Kerr Taylor ownes 100% of the outstanding common shares of ARIC and AOP. The common shares are entitled to receive dividends equal to 5% of the net income and are expected to be paid from cash flows, if any, and are accounted for as minority interest on the balance sheet at December 31, 1999. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

PROPERTY

Property is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method.

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

Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time the Company expenses these costs as acquisition expense. Interest of $316,492 was capitalized on properties under construction during 1998 and no interest costs were capitalized for 1999.

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

INVESTMENT IN NON CONSOLIDATED SUBSIDIARY

AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. that is accounted for using the cost method. The limited partners have the right to remove and replace the general partner
(AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 15 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and or resell property and to make or invest in loans for the development or construction of property.

OTHER ASSETS

Other assets include loan acquisition costs. Loan acquisition costs of $61,757 incurred in obtaining property financing are amortized to interest expense on a straight - line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 1999 totaled $5,146.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

There has been no cash paid for income taxes during 1999 or 1998. During 1999 and 1998, the Company paid interest of $1,143,310 and $635,177, respectively, of which none was capitalized for 1999 and $316,492 was capitalized on properties under construction for 1998.

REVENUE RECOGNITION

Properties are leased on a triple-net basis. Revenue is recognized on a straight -line basis over the terms of the individual leases. Percentage rents are recognized when received.

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                For the Years Ended December 31,
                                                 1999                      1998
                                                 ----                      ----
BASIC EARNINGS (LOSS) PER SHARE
     Weighted average common shares
       outstanding                            2,372,744               2,226,403
                                           =============           =============
         Basic earnings (loss) per share   $       (.02)           $       (.81)
                                           =============           =============

DILUTED EARNINGS (LOSS) PER SHARE
     Weighted average common shares
       outstanding                            2,372,744               2,226,403
                                           =============           =============
       Diluted earnings (loss)per share    $       (.02)           $       (.81)
                                           =============           =============

EARNINGS (LOSS) FOR BASIC AND DILUTED
  COMPUTATION
    Net income  (loss) to common
      shareholders (basic and diluted
      earnings per share computation)      $    (37,862)           $ (1,805,786)
                                           =============           =============


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short - term maturity of these instruments. The fair value of the Company's debt obligations is representative of its carrying value based upon the variable rate terms of the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" which deferred the effective date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as ammended by SFAS 137, establishes a new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating what impact, if any, adoption of this statement will have on the Comapny's consolidated financial statements.

2. OPERATING LEASES

A summary of minimum future rentals to be received, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 1999 is as follows:

                           2000                $   2,388,120
                           2001                    2,271,553
                           2002                    2,306,537
                           2003                    2,327,109
                           2004                    2,217,489
                           2005-2024              14,512,504
                                               -------------
                                               $  26,023,312
                                               =============

3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 1999 included:


 Minimum lease payments receivable             $   15,484,758
 Unguaranteed residual value                        2,811,998
 Less: Unearned income                             12,341,606
                                               --------------
                                               $    5,955,150
                                               ==============

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows:

                           2000                $      641,861
                           2001                       648,523
                           2002                       668,508
                           2003                       668,508
                           2004                       684,222
                           2005-2016               12,173,137
                                               --------------
                                               $   15,484,759
                                               ==============

4. JOINT VENTURES

CONSOLIDATED JOINT VENTURES

The Company consolidates its joint ventures listed below due to its ability to control operations. Pursuant to the Joint Venture Agreements that incorporate the provisions to the Texas Revised Partnership Act, the Company as majority owner may make management decisions, such as the sale of the property, without the consent of the minority joint venture interests.

On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is 15%.

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

On February 11,  1997,  the Company  entered  into a joint  venture with AAA Net
Realty XI, Ltd. The joint venture was formed for the purchase of a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%. On November 4, 1999 Just For Feet, Inc. filed for a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet property located in Baton Rouge, Louisiana. The bankruptcy court in Delaware has ordered Just For Feet, Inc.to cure and pay any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies include rent, property taxes and property insurance. Footstar, Inc.is the second largest retailer of athletic footwear and apparel. Footstar Inc. is a publicly owned company whose common stock is traded on the New York Stock Exchange.

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

On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. As part of the Just For Feet, Inc. bankruptcy Footstar, Inc. has agreed to purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. The bankruptcy court has ordered Just For Feet, Inc. to cure and pay any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies include rent, property taxes and property insurance. Footstar, Inc. is the second largest retailer of athletic footwear and apparel. Footstar Inc. is a publicly owned company whose common stock is traded on the New York Stock Exchange.

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

5. NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year and has been extended through June 2000, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At Decenber 31, 1999, these covenants on the Credit Facility have been waived.The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (8.375% as of December 31, 1999), set quarterly depending on the Company's leverage ratio. As of December 31, 1999, $14,485,474 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten year mortgage, amortized over 30 years, note payable with NW L. L. C. for $1,000,000 with $994,904 being outstanding at December 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of December 31, 1999 the Company is in compliance with all terms of the agreement.The note is collateralized by a first lein mortgage on propert with an aggregate carrying value of approximately $1,242,990.

Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

                           2000           $      8,138
                           2001                  8,847
                           2002                  9,617
                           2003                 10,454
                           2004                 11,364
                     Thereafter                946,484
                                          ------------
                                          $    994,904
                                          ============

The Company assumed a 5-year lease agreement for its office telephone system. The lease, which is treated as a capital lease, terminates in September 2000, at which time the Company has the option to purchase the equipment. The assumed lease and a telephone equipment lease entered into in May 1999 combine for monthly lease payments totaling $313. Monthly lease payments total $313. Future minimum lease payments required under these leases are summarized as follows:

                           2000           $      5,068
                           2001                  1,308
                           2002                    545
                                          ------------
                                          $      6,921
                                          ============

6. MAJOR TENANTS

The Company's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 1999 and 1998 under both operating and direct financing methods of accounting:
                                                          1999            1998
                                                          ----            ----
Tandy Corporation
  (Mesquite, Texas)                                 $    108,900    $    108,900
America's Favorite
  Chicken Company (Smyrna, Georgia)                       98,896          98,265
Blockbuster Music Retail, Inc.
  (Independence, Missouri and
   Wichita, Kansas)                                      376,682         377,901
OneCare Health Industries, Inc.
  (Houston, Texas)                                       201,637         202,800
Just For Feet, Inc.
  (Tucson, Arizona; Baton Rouge, Louisiana;
   The Woodlands, Texas and Sugar Land, Texas)(1)      1,461,584       1,096,233
Bank United (The Woodlands, Texas and
  Houston, Texas)                                        157,801         157,801
Hollywood Entertainment Corp. (Lafayette,
  Louisiana and Ridgeland, Mississippi)                  273,163         273,931
OfficeMax, Inc. (Lake Jackson, Texas
  and Dover, Delaware)                                   518,493         406,622
D F & R Operating Company, Inc.
  (Peachtree City, Georgia)                               78,447           3,288
Krispy Kreme Doughnuts of the Gulf
  Coast, Ltd. (Houston, Texas)                            97,408          16,016
International House of Pancakes ( Reno, Nevada;
  Topeka and Wichita, Kansas; Visalia, California
  and Houston, Texas)                                    276,807               -
                                                    ------------    ------------
  Total                                             $  3,649,818    $  2,741,757
                                                    ============    ============

(1) The Woodlands, Texas and Sugar Land, Texas Just For Feet stores are vacant due to the Just For Feet bankruptcy. The Company is in the process of re-leasing these properties.

7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, and to merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:
                                             1999                     1998
                                             ----                     ----
Ordinary Income                        $       689,996        $        780,588
Return of capital                              604,976                 810,957
                                       ---------------        ----------------
                                       $     1,294,972        $      1,591,545
                                       ===============        ================

8. MERGER TRANSACTION

On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Realty Corporation ("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915 which was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred no costs during 1999 and costs of $144,336 during 1998, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and the Company was no longer obligated to pay fees under the advisor agreement between the Company and AAA. The Company assumed / took over AAA's existing management contracts. This transaction was not accounted for as a contract termination because the contracts AAA had with the various entities were not terminated, but rather assumed by the Company.

9.   RELATED PARTY TRANSACTIONS

See Note 8 regarding the Merger and Note 4 regarding joint venture agreements with related parties.

RELATED PARTY TRANSACTIONS SUBSEQUENT TO THE MERGER:

Beginning June 5, 1998, the Company provides property acquisition, leasing, administrative and management services for eleven affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Service fees of $259,871 and $138,340 were paid by the Partnerships to the Company for 1999 and 1998 respectively.

On May 20, 1999, the Company entered into a partnership agreement with various individual investors to form AmREIT Opportunity Fund, Ltd. The partnership was formed to develop, own, manage, hold for investment and or resell property to make and or invest in loans for the development or construction of property. The Company invested $250,000 as a Limited Partner and $1,000 as the General Partner.

RELATED PARTY TRANSACTIONS PRIOR TO THE MERGER:

Prior to June 5, 1998, the Company was a party to an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company. Service fees of $40,607 were incurred and charged to expense for the period beginning January 1, 1998 through June 5, 1998.

AAA had incurred certain costs in connection with the organization and syndication of the Company. Reimbursement of these costs become obligations of the Company in accordance with the terms of the offering. AAA incurred Costs of $56,164 for the period ended June 5, 1998 in connection with the issuance and marketing of the Company's stock. These costs are reflected as issuance costs and are recorded as a reduction to capital in excess of par value.

Acquisition fees, including real estate commissions, finders fees, consulting fees and any other non-recurring fees incurred in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties are included in the basis of the properties. Acquisition fees of $123,389 were incurred and paid to AAA for the period ended June 5, 1998.

10. PROPERTY ACQUISITIONS AND DISPOSITIONS IN 1999

On September 30, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,409,959. This property is being operated as an IHOP restaurant on Wanamaker Road in Topeka, Kansas. The lease agreement extends for twenty five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for an escalation in the rent every the fifth year of the lease. The Company recorded $62,076 of revenue from this property in 1999.

On September 30, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,703,634. This property is being operated as an IHOP restaurant on U.S. 59 frontage road in Sugar Land, Texas. The lease agreement extends for twenty five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for an escalation in the rent every fifth year of the lease The Company recorded $75,427 of revenue from this property in 1999.

On September 22, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,372,825. This property is being operated as an IHOP restaurant on North McCarren in Reno, Nevada. The lease agreement extends for twenty five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for an escalation in the rent every fifth year of the lease. The Company recorded $61,552 of revenue from this property in 1999.

In November of 1998, the Company acquired a newly constructed property in Houston, Texas leased to KK Shadowlake, Ltd. for a purchase price of $1,371,459. This property is being operated as a Krispy Kreme doughnut shop. In July of 1999, the Company disposed of this property for $1,577,287 resulting in a gain on sale of $136,576 after selling expenses. The Company recorded $97,408 of rental income from this property in 1999.

In October of 1999, the Company acquired newly constructed property located on a ground lease in Visalia, California leased to IHOP Properties, Inc. for a purchase price of $825,603. This property is being operated as an IHOP restaurant. In December of 1999, the Company disposed of this property for $973,575 resulting in a gain on sale of $16,953 after selling expenses. The Company recorded $75,453 of rental income from this property in 1999.

In July of 1999, the Company finalized an acquisition of a newly constructed property in Wichita, Kansas leased to IHOP Properties, Inc. for a total purchase price of $1,124,749. This property is being operated as an IHOP restaurant. In August of 1999, the Company disposed of this property for $1,334,000 resulting in a gain on sale of $125,200 after selling expenses. The Company recorded $2,299 of rental income from this property in 1999.


11. COMMITMENT

As part of the Merger, the Company assumed a 3-year lease agreement for its office facilities. The lease terminates in September 2000, however the Company has the option to renew the lease for an additional three years. Rental expense for the years ended December 31, 1999 and 1998 was $63,520 and $36,256 respectively. Future minimum lease payments required under this operating lease, excluding renewal options, are summarized as follows:

                           2000          $      43,976

                          AmREIT, INC. AND SUBSIDIARIES
   SCHEDULE III - CONSOLIDATED REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                                                                            LIFE ON
                                                                                                                            WHICH
                                                                                                                            DEPR. IN
                                                                                                                            LATEST
                                                                             COST AT                                        INCOME
    PROPERTY                   ENCUM-                          IMPROVE-    CLOSE OF YEAR      ACCUM.    DATE OF   DATE      STMT. IS
  DESCRIPTION                 BRANCES    BUILDING      LAND     MENTS    BUILDING     LAND     DEPR.    CONSTR.  ACQUIRED   COMPUTED
  -----------                 -------    --------      ----     -----    --------     ----     -----    -------  --------   --------

PROPERTIES INVESTED IN
UNDER OPERATING LEASES



Radio Shack Retail Store, Tx.     $0    $788,330    $337,856     $0    $788,330    $337,856   $111,965    N/A    06-15-94   39 Years
Church's Chicken Restaurant, Ga.  $0          $0    $251,071     $0          $0    $251,071        N/A    N/A    07-22-94        N/A
Blockbuster Music Store, Mo.      $0  $1,145,410    $490,747     $0  $1,145,410    $490,747   $150,497    N/A    11-14-94   39 Years
OneCare Health Ind.,Inc.,Tx.      $0  $1,246,200    $534,086     $0  $1,246,200    $534,086   $135,843    N/A    09-26-95   39 Years
Blockbuster Music Store, Ks.      $0  $1,255,774    $538,189     $0  $1,255,774    $538,189   $138,189    N/A    09-12-95   39 Years
Just For Feet Store, Az.          $0          $0  $1,101,425     $0          $0  $1,101,425        N/A    N/A    09-11-96        N/A
Bank United, Woodlands, Tx.       $0          $0    $531,693     $0          $0    $531,693        N/A    N/A    09-23-96        N/A
Bank United, Houston, Tx.         $0          $0    $851,973     $0          $0    $851,973        N/A    N/A    12-11-96        N/A
JustForFeet Store, La.            $0  $2,036,150    $872,635     $0  $2,036,150    $872,635   $133,569    N/A    06-09-97   39 Years
Hollywood Video Store, La.        $0    $729,286    $418,156     $0    $729,286    $418,156    $40,517    N/A    10-31-97   39 Years
Hollywood Video Store, Ms.        $0    $835,854    $450,000     $0    $835,854    $450,000    $42,864    N/A    12-30-97   39 Years
OfficeMax, Tx.                    $0  $1,914,572    $491,094     $0  $1,914,572    $491,094    $91,316    N/A    02-20-98   39 Years
OfficeMax, De.                    $0  $1,978,313    $870,480     $0  $1,978,313    $870,480    $80,316    N/A    04-14-98   39 Years
JustForFeet Store, Woodlands,Tx.  $0  $2,385,103  $1,366,452     $0  $2,385,103  $1,366,452    $96,831    N/A    06-03-98   39 Years
JustForFeet Store, Sugar Land,Tx. $0  $2,648,954  $1,280,043     $0  $2,648,954  $1,280,043   $101,883    N/A    07-01-98   39 Years
Don Pablo's, Ga.                  $0          $0    $773,800     $0          $0    $773,800        N/A    N/A    12-18-98        N/A
IHOP, Reno, Nv.                   $0          $0    $546,166     $0          $0    $546,166        N/A    N/A    09-30-99        N/A
IHOP, Topeka, Ks.                 $0          $0    $450,984     $0          $0    $450,984        N/A    N/A    09-30-99        N/A
IHOP, Sugar Land, Tx.             $0          $0    $740,882     $0          $0    $740,882        N/A    N/A    09-22-99        N/A
                                  --    --------    --------     --    --------    --------     ------

      Total                       $0 $16,963,946 $12,897,732     $0 $16,963,946 $12,897,732 $1,123,790
                                  == =========== ===========     == =========== =========== ==========


PROPERTY INVESTED IN UNDER
DIRECT FINANCING LEASE

Church's Chicken Restaurant, Ga.  $0    $585,798          $0     $0    $585,798          $0       (1)     N/A    07-22-94        N/A
JustForFeet Store, Az.            $0  $2,594,532          $0     $0  $2,594,532          $0       (1)     N/A    09-11-96        N/A
IHOP, Reno, Nv.                   $0    $834,685          $0     $0    $834,685          $0       (1)     N/A    09-30-99        N/A
IHOP, Topeka, Ks.                 $0    $967,185          $0     $0    $967,185          $0       (1)     N/A    09-30-99        N/A
IHOP, Sugar Land, Tx.             $0    $972,950          $0     $0    $972,950          $0       (1)     N/A    09-22-99        N/A
                                  --  ----------          --     --  ----------          --

      Total                       $0  $5,955,150          $0     $0  $5,955,150          $0       (1)
                                  ==  ==========          ==     ==  ==========          ==

(1) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes.
     Consequently, depreciation is not applicable.

(2)  Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997 for operating lease properties are summarized as follows:
                                               Accumulated
                                     Cost      Depreciation
                                     ----      ------------
Balance at December 31, 1996      $9,070,654      $195,256
Acquisitions                      $5,346,024            $0
Depreciation expense                      $0      $146,016
                                 -----------    ----------
Balance at December 31, 1997     $14,416,678      $341,272
Acquisitions                     $15,078,709            $0
Depreciation expense                      $0      $349,888
                                 -----------    ----------
Balance at December 31, 1998     $29,495,387      $691,160
Acquisitions                      $3,729,122            $0
Disposals                        ($3,362,831)     ($15,337)
Depreciation expense                      $0      $447,967
                                 -----------    ----------
Balance at December 31, 1999     $29,861,678    $1,123,790
                                 ===========    ==========

(3) The aggregate cost of all properties for Federal Income Tax purposes is $35,816,828 at December 31, 1999.


                                                                      EXHIBIT 11

                         AMREIT, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE




                                                 For the Year Ended December 31,
                                                     1999               1998
                                                     ----               ----
BASIC EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      $2,372,744         $2,226,403
                                                  ===========       ============

NET INCOME (LOSS)                                   ($37,862)       ($1,805,786)
                                                  ===========       ============


BASIC EARNINGS (LOSS) PER SHARE                       ($0.02)            ($0.81)
                                                  ===========       ============


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      $2,372,744         $2,226,403

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                            -                  -
                                                  -----------       ------------

TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED                $2,372,744         $2,226,403
                                                  ===========       ============


NET INCOME (LOSS)                                   ($37,862)       ($1,805,786)
                                                  ===========       ============

DILUTED EARNINGS (LOSS) PER SHARE                     ($0.02)            ($0.81)
                                                  ===========       ============

                                                                     Exhibit 21

                                  AMREIT, INC.
                           SUBSIDIARIES OF THE COMPANY


Set forth below is certain information with respect to each of the Company's subsidiaries:


                                                                 STATE OF
SUBSIDIARY                                                       DOMICILE

AmREIT Realty Investment Corporation                               Texas
AmREIT Operating Corporation                                       Texas
AmREIT Opportunity Corporation                                     Texas
AmREIT Securities Corporation                                      Texas
AmREIT SPE 1                                                       Texas