Form 10QSB
period 2000-03-31
AMREIT INC
filed 2000-05-11
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                      $   1,028,548
 Accounts receivable                                                  350,685
 Prepaid expenses                                                      32,900
 Escrow deposits, land                                                 20,000
 Property:
   Land                                                            12,897,732
   Buildings                                                       16,964,271
   Furniture, fixtures and equipment                                  127,341
                                                                -------------
                                                                   29,989,344
   Accumulated depreciation                                        (1,261,785
                                                                -------------
     Total property, net                                           28,727,559
                                                                -------------
 Net investment in direct financing leases                          5,962,571
 Other assets:
   Preacquisition costs                                                10,681
   Accrued rental income                                              363,509
   Investment in non-consolidated subsidiary                          249,981
   Other                                                               62,674
                                                                -------------
     Total other assets                                               686,845
                                                                -------------
 TOTAL ASSETS                                                   $  36,809,108
                                                                =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                $  15,478,384
   Accounts payable                                                   379,803
   Deferred revenue                                                    63,847
   Security deposit                                                    15,050
                                                                -------------
     TOTAL LIABILITIES                                             15,937,084
                                                                -------------
 Minority interest                                                  5,179,264
 Commitments (Note 9)
 Shareholders' equity:
   Preferred stock, $.01 par value,
     10,001,000 shares authorized,
     none issued
   Common stock, $.01 par value,
     100,010,000 shares authorized,
     2,384,117 shares issued and outstanding                           23,841
   Capital in excess of par value                                  21,655,867
   Accumulated distributions in excess of earnings                 (5,880,455)
   Cost of treasury stock, 11,373 shares                             (106,493)
                                                                -------------
     TOTAL SHAREHOLDERS' EQUITY                                    15,692,760
                                                                -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  36,809,108
                                                                =============


See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                         2000           1999
                                                         ----           ----
 Revenues:
   Rental income from operating leases             $    702,083   $    777,760
   Earned income from direct financing leases           167,890         85,375
   Interest income                                       13,223         24,975
   Advisory fees                                         91,977         65,734
   Service fees and other income                          5,065        136,278
                                                   ------------   ------------

     Total revenues                                     980,238      1,090,122
                                                   ------------   ------------

 Expenses:
   General operating and administrative                 401,052        159,468
   Legal and professional                                74,041         23,551
   Interest                                             313,462        247,974
   Depreciation                                         113,282        117,670
   Amortization                                               -         15,688
   Potential acquisition costs                                -         20,523
                                                   ------------   ------------

     Total expenses                                     901,837        584,874
                                                   ------------   ------------

 Income before federal income taxes and
   minority interest in net income of
   consolidated joint ventures                           78,401        505,248

 Federal income taxes from non-qualified
   REIT subsidiaries                                          -        (51,940)

 Minority interest in net income of
   consolidated joint ventures                         (131,732)      (131,620)
                                                   ------------   ------------

 Net (loss) income                                 $    (53,331)  $    321,688
                                                   ============   ============


 Basic and diluted (loss) earnings per share       $      (0.02)  $       0.14
                                                   ============   ============

 Weighted average number of common shares
   outstanding                                        2,372,744      2,372,744
                                                   ============   ============
 Weighted average number of common shares
   outstanding plus dilutive potential
   common shares                                      2,372,744      2,372,744
                                                   ============   ============

  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                          2000          1999
                                                          ----          ----
 Cash flows from operating activities:
   Net (loss)income                                      (53,331)  $   321,688
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Amortization                                            -        15,688
       Depreciation                                      113,282       117,670
       Decrease (increase) in accounts receivable         82,497       (77,550)
       (Increase) decrease in prepaid expense            (12,075)       13,534
       (Decrease) increase  in accounts payable         (174,135)      107,988
       Increase in deferred revenue                       63,847             -
       Cash receipts from direct financing leases
         less than income recognized                      (7,421)       (2,087)
       (Increase) decrease in escrow deposits, net of
         minority interest partners                      (20,000)       10,000
       Increase in accrued rental income                 (30,341)      (25,703)
       Increase in other assets                           (3,766)      (47,743)
       Decrease (increase)in minority interest            (1,282)      131,620

         Net cash (used in) provided by              -----------   -----------
           operating activities                          (42,725)      565,105
                                                     -----------   -----------

 Cash flows from investing activities:
   Acquisitions of real estate                              (325)   (1,961,104)
   Additions to furniture, fixtures and equipment         (1,254)         (813)
   Investment in joint venture                                 -        13,213
   Change in notes receivable                                  -    (1,567,028)
   Change in prepaid acquisition costs                      (717)      (12,709)
                                                     -----------   -----------
     Net cash used in investing activities                (2,296)   (3,528,441)
                                                     -----------   -----------

 Cash flows from financing activities:
   Proceeds from notes payable                                 -     4,500,001
   Payments of notes payable                              (1,994)            -
   Distributions paid to shareholders                    (43,183)     (430,822)
   Distributions to minority interest partners                 -      (140,081)

     Net cash (used in) provided by                  -----------   -----------
       financing activities                              (45,177)    3,929,098
                                                     -----------   -----------

 Net (decrease) increase in cash and cash equivalents    (90,198)      965,762
 Cash and cash equivalents at beginning of period      1,118,746        48,520
                                                     -----------   -----------
 Cash and cash equivalents at end of period          $ 1,028,548   $ 1,014,282
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

     The consolidated financial statements include the accounts of AmREIT, Inc. its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1") and AmREIT Opportunity Corporation ("AOP"), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lenders request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC and AOP. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The
     Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

     The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are reflected when incurred.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

     Property is leased to others on a net lease basis whereby all operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method. Percentage rents are recognized when received.

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

     Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges) including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

     Buildings are depreciated using the straight-line method over an estimated useful life of 39 years.

     AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. which is accounted for using the cost method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 14 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

     Other assets include loan acquisition costs. Loan acquisition costs of $61,757 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of March 31, 2000 totaled $6,690.

     Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

     The Company is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 95% of its real estate investment trust taxable income is distributed by March 15 of the following year.

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

     The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short term maturity of these instruments. The fair value of the Company's debt obligations is representative of its carrying value based upon the variable rate terms of the credit facility.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" which deferred the effective date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as amended by SFAS 137, establishes a new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month periods ended March 31, 2000 and 1999.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.   INVESTMENT IN JOINT VENTURE

     On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners, Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is approximately 6.7%.

3.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through June 2000, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At March 31, 2000, these covenants on the Credit Facility have been waived. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (8.0625% as of March 31, 2000), set quarterly depending on the Company's leverage ratio. As of March 31, 2000, $14,485,474 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $992,910 being outstanding at March 31, 2000. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of March 31, 2000 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,237,632.

     Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

     2000                      $     6,144
     2001                            8,847
     2002                            9,617
     2003                           10,454
     2004                           11,364
     Thereafter                    946,484
                                 ---------
                               $   992,910

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

     2000                      $   4,129
     2001                          1,308
     2002                            545
                               ---------
                               $   5,982
                               =========

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three months ended March 31, 2000 and March 31, 1999:

                                                     2000              1999
                                                     ----              ----

     Tandy Corporation                          $   27,225       $   27,225
     America's Favorite Chicken Co.                 24,570           23,905
     Blockbuster Music Retail, Inc.                 94,474           94,476
     One Care Health Industries, Inc.               50,409           50,409
     Just For Feet, Inc.                           302,750          365,327
     Bank United                                    39,448           39,449
     Hollywood Entertainment Corp.                  68,290           68,291
     Don Pablos                                     19,612           19,612
     Krispy Kreme                                        -           44,819
     OfficeMax, Inc.                               129,623          129,622
     International House of Pancakes               113,572                -
                                                ----------       ----------
                                                $  869,973       $  863,135
                                                ==========       ==========

5.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                            For the Three Months Ended March 31,
                                                   2000             1999
                                                   ----             ----
     BASIC EARNINGS PER SHARE
       Weighted average common shares
         outstanding                           2,372,744          2,372,744
                                              ==========         ==========
           Basic (loss) earnings per share    $     (.02)        $      .14
                                              ==========         ==========

     DILUTED EARNINGS PER SHARE
       Weighted average common shares
         outstanding                           2,372,744          2,372,744
       Shares issuable from assumed
         conversion of warrants                        -                  -
       Weighted average common shares         ----------         ----------
         outstanding, as adjusted              2,372,744          2,372,744
                                              ==========         ==========
           Diluted (loss) earnings per share  $     (.02)        $      .14
                                              ==========         ==========

     EARNINGS FOR BASIC AND DILUTED COMPUTATION
       Net (loss) income to common shareholders
        (basic and diluted (loss) earnings
        per share computation)                $ (53,331)         $  321,688
                                              =========          ==========

6.   MERGER TRANSACTION

     On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Trust, Inc. ("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915, which was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during the three months ended March 31, 1998 of $182,322, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and the Company was no longer obligated to pay fees under the advisor agreement between the Company and AAA. This transaction was not accounted for as a contract termination because the contracts AAA had with the various entities were not terminated, but rather assumed by the Company.

7.   RELATED PARTY TRANSACTIONS

     See Note 6 regarding the Merger.

     Related Party Transactions Subsequent to the Merger:

     Beginning June 5, 1998, the Company provides property acquisition, leasing, administrative and management services for twelve affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships.

     Related Party Transactions Prior to the Merger:

     Prior to June 5, 1998, the Company was party to an Omnibus Services Agreement with AAA whereby AAA provided property acquisition, leasing, administrative and management services for the Company.

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

     On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed for the purchase of a property which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%. On November 4, 1999, Just For Feet, Inc. filed for a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Baton Rouge, Louisiana. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar Inc. These deficiencies represent a receivable for rent, property taxes and insurance at March 31, 2000 of approximately $27,914. Footstar, Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company (FTS) and has assumed the Just For Feet lease as is.

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

     On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. As part of the Just For Feet, Inc. bankruptcy plan, Footstar, Inc. has agreed to purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. The bankruptcy court ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at March 31, 2000 of approximately $26,816.

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

8.   COMMITMENTS

     As part of the Merger, the Company assumed a 3-year lease agreement for its office facilities. The lease terminates in September 2000, however the Company has the option to renew the lease for an additional three years. Rental expense for the three months ended March 31, 2000 and 1999 was $16,000 and $15,610 respectively. Future minimum lease payments required under this operating lease, excluding renewal options, are $27,976 in the year ended Dec. 31, 2000.

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At March 31, 2000 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. The Company has approximately $5,316,000 available under its line of credit, subject to use of proceeds by the lender.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. In these instances, the Company normally requires warranties, and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the lease. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 warants) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares). At March 31, 2000 and 1999 all warrants that were issued in connection with the above Securities issuance had expired.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through June 2000, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At March 31, 2000, these covenants on the Credit Facility have been waived. The Credit Facility bears interest at an annual rate of LIBO plus a spread of 1.875%. As of March 31, 2000, $14,485,474 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,237,632, net of $48,222 of accumulated depreciation.

As of March 31, 2000, the Company had acquired thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,358,269, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 2000, the Company's cash and cash equivalents totaled $1,028,548.

The Company made cash distributions to the Shareholders for the three months ended March 31, 2000 and 1999, distributing a total of $43,183 and $430,822 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.


FUNDS FROM OPERATIONS

Funds from operations (FFO) decreased $379,407 or 86% to $59,951 for the three months ended March 31, 2000 from $439,358 for the three months ended March 31, 1999. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three months ended March 31:


                                                    2000              1999
                                                    ----              ----
Net income                                       $ (53,331)       $ 321,688
Plus depreciation                                  113,282          117,670
                                                 ---------        ---------
Total funds from operations                      $  59,951        $ 439,358
                                                 =========        =========

Cash distributions paid                          $  43,183        $ 430,822
Distributions in excess of FFO                   $  16,768        $   8,536

Management has revised the 1999 FFO calculation based on NAREIT's revised definition. FFO originally reported for the three months ended March 31, 1999 was $459,881. The revised FFO calculation is $439,358. The difference of $20,253 represents potential acquisition costs expensed and recorded at March 31, 1999.

Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:


                                                    2000              1999
                                                    ----              ----
Operating activities                        $    (42,725)        $    565,105
Investing activities                        $     (2,296)        $ (3,528,441)
Financing activities                        $    (45,177)        $  3,929,098

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 to March 31, 1998:

During the three months ended March 31, 2000 and March 31, 1999, the Company owned and leased 19 and 16 properties, respectively. During the three months ended March 31, 2000 and March 31, 1999, the Company earned $869,973 and $863,135, respectively, in rental income from operating leases and earned income from direct financing leases.

During the three months ended March 31, 2000 and March 31, 1999, the Company's expenses were $901,837 and $584,874, respectively. The $316,963 increase in expenses is primarily attributable to a $241,584 increase in general and administrative expenses primarily due to additional management level positions, and increased professional fees of $49,347. The increase is also attributable to an $65,488 increase in interest expense due to higher interest rates and an increased debt balance. The overall increase in expense was partially offset by a decrease in potential acquisition costs of $20,523.

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





                                  AmREIT, Inc.
                                  ------------
                                  (Issuer)




May 11, 2000                      /s/ H. Kerr Taylor
------------                      ------------------
Date                              H. Kerr Taylor, President





May 11, 2000                      /s/ Chad C. Braun
------------                      -------------------
Date                              Chad C. Braun (Principal Accounting Officer)

                                                                      EXHIBIT 11

                         AMREIT, INC. AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                         2000          1999
                                                         ----          ----
BASIC EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,372,744     2,372,744
                                                    ===========   ===========

NET (LOSS) INCOME                                   $   (53,331)  $   321,688
                                                    ===========   ===========


BASIC (LOSS) EARNINGS PER SHARE                     $     (0.02)  $      0.14
                                                    ===========   ===========


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,372,744     2,372,744

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                               -             -
                                                    -----------   -----------
TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, AS ADJUSTED                    2,372,744     2,372,744
                                                    ===========   ===========


NET (LOSS) INCOME                                   $   (53,331)  $   321,688
                                                    ===========   ===========

DILUTED (LOSS) EARNINGS PER SHARE                   $     (0.02)  $      0.14
                                                    ===========   ===========