Form 10QSB
period 2000-06-30
AMREIT INC
filed 2000-08-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000


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

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                    $      1,144,874
 Accounts receivable                                                   303,548
 Prepaid expenses                                                       15,735
 Escrow deposits, land                                                  30,000
 Property:
   Land                                                             12,900,346
   Buildings                                                        16,964,271
   Furniture, fixture and equipment                                    129,123
                                                              ----------------
                                                                    29,993,740
   Accumulated depreciation                                         (1,375,208)
                                                              ----------------
     Total property, net                                            28,618,532
                                                              ----------------
 Net investment in direct financing leases                           5,969,241
 Other assets:
  Preacquisition costs                                                  12,379
  Accrued rental income                                                371,215
  Investment in non-consolidating subsidiary                           249,981
   Other                                                                58,835
                                                              ----------------
     Total other assets                                                692,410
                                                              ----------------
 TOTAL ASSETS                                                 $     36,744,340
                                                              ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                              $     15,476,343
   Accounts payable                                                    314,228
   Deferred revenue                                                     66,519
   Security deposit                                                     15,050
                                                              ----------------
     TOTAL LIABILITIES                                              15,872,140
                                                              ----------------
 Minority interest                                                   5,155,378
 Commitments (Note 8)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,001,000
     shares authorized, none issued
   Common stock, $.01 par value, 100,010,000
     shares authorized, 2,384,117 shares issued
     and outstanding                                                    23,841
   Capital in excess of par value                                   21,655,867
   Accumulated distributions in excess of earnings                  (5,826,393)
   Cost of treasury stock, 11,373 shares                              (106,493)
                                                              ----------------
     TOTAL SHAREHOLDERS' EQUITY                                     15,746,822
                                                              ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     36,744,340
                                                              ================

 See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                        Quarter                      Year to Date

                                                   2000            1999            2000           1999
                                                   ----            ----            ----           ----
 Revenues:
   Rental income from operating leases        $   582,013     $   800,205    $  1,284,096    $ 1,577,965
   Earned income from direct financing leases     167,139          85,427         335,029        170,802
   Advisory fees                                  340,448         101,849         432,425        298,796
   Interest income                                 13,483         124,260          26,706        149,235
   Service fees and other income                    2,103           5,065           7,168         10,130
                                              -----------     -----------    ------------    -----------

     Total revenues                             1,105,186       1,116,806       2,085,424      2,206,928
                                              -----------     -----------    ------------    -----------

 Expenses:
   General operating and administrative           363,873         269,125         764,925        428,593
   Legal and professional                          68,810          48,938         142,851         72,489
   Interest                                       320,013         267,383         633,475        515,357
   Depreciation                                   113,423         118,220         226,705        235,890
   Amortization                                         -          11,654               -         27,342
   Potential acquisition costs                          -         377,776               -        398,299
                                              -----------     -----------    ------------    -----------

     Total expenses                               866,119       1,093,096       1,767,956      1,677,970
                                              -----------     -----------    ------------    -----------

 Income before federal income taxes
   and minority interest in net income of
   consolidated joint ventures                    239,067          23,710         317,468        528,958

 Federal income taxes from non-qualified
   REIT subsidiaries                                    -         (11,656)              -        (63,596)

 Minority interest in net income of
   consolidated joint ventures                   (131,764)       (131,651)       (263,496)      (263,271)
                                              -----------     -----------    ------------    -----------

 Net income (loss)                            $   107,303     $  (119,597)   $     53,972    $   202,091
                                              ===========     ===========    ============    ===========


 Basic and diluted earnings (loss)
   per share                                  $      0.05     $      (.05)   $       0.02    $      0.09
                                              ===========     ===========    ============    ===========

 Weighted average number of common
   shares outstanding                           2,372,744       2,372,744       2,372,744      2,372,744
                                              ===========     ===========    ============    ===========
 Weighted average number of common
   shares outstanding plus dilutive
   potential common shares                      2,372,744       2,372,744       2,372,744      2,372,744
                                              ===========     ===========    ============    ===========





  See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                              Quarter                      Year to Date

                                                         2000            1999            2000           1999
                                                         ----            ----            ----           ----
 Cash flows from operating activities:
   Net income (loss)                               $   107,303      $  (119,597)    $    53,972    $   202,091
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                          -           11,654               -         27,342
       Depreciation                                    113,423          118,220         226,705        235,890
       (Decrease) increase in accounts receivable       46,137           15,612         128,634        (61,938)
       Decrease (increase) in prepaid expense           17,165           (1,250)          5,090         12,284
       (Decrease) increase in accounts payable         (64,575)          35,985        (238,710)       143,973
       Increase in deferred revenue                      2,672                -          66,519              -
       Cash receipts from direct financing leases
         less than income recognized                    (6,670)          (2,138)        (14,091)        (4,225)
       (Increase) decrease in escrow deposits, net of
         minority interest partners                    (10,000)               -         (30,000)        10,000
       Increase in accrued rental income                (7,706)         (22,843)        (38,047)       (48,546)
       Increase (decrease) in other assets               3,839           (8,006)             73        (55,749)
       (Decrease) increase in minority interest        (23,886)         131,651         (25,168)       263,271
                                                   -----------      -----------     -----------    -----------
         Net cash provided by operating activities     177,702          159,288         134,977        724,393
                                                   -----------      -----------     -----------    -----------

 Cash flows from investing activities:
   Acquisition of real estate                                -          (40,518)              -     (2,001,622)
   Acquisition of furniture, fixtures and equipment     (4,396)         (21,445)         (5,975)       (22,258)
   Investments in joint venture                              -          348,936               -        362,149
   Decrease (increase) in notes receivable                   -           26,543               -     (1,540,485)
   Increase in prepaid acquisition costs                (1,698)         (10,368)         (2,415)       (23,077)
                                                   -----------      -----------     -----------    -----------
     Net cash (used in) provided by investing
       activities                                       (6,094)         303,148          (8,390)    (3,225,293)
                                                   -----------      -----------     -----------    -----------

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                      -            2,000               -          2,000
   Proceeds from notes payable                               -          299,378               -      4,799,379
   Payments of notes payable                            (2,041)               -          (4,035)             -
   Distributions paid to shareholders                  (53,241)        (431,839)        (96,424)      (862,661)
   Distributions to minority interest partners               -         (141,381)              -       (281,462)
                                                   -----------      -----------     -----------    -----------
     Net cash (used in) provided by financing
       activities                                      (55,282)        (271,842)       (100,459)     3,657,256
                                                   -----------      -----------     -----------    -----------

 Net increase in cash and cash equivalents             116,326          190,594          26,128      1,156,356
 Cash and cash equivalents at beginning of period    1,028,548        1,014,282       1,118,746         48,520
                                                   -----------      -----------     -----------    -----------
 Cash and cash equivalents at end of period        $ 1,144,874      $ 1,204,876     $ 1,144,874    $ 1,204,876
                                                   ===========      ===========     ===========    ===========





 See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


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

     AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. which is accounted for using the cost method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 12.6 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

     Other assets include loan acquisition costs. Loan acquisition costs of $61,757 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of June 30, 2000 totaled $8,234.

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

     The Company's financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The fair value of the Company's debt obligations is representative of its carrying value based upon the variable rate terms of the credit facility.

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities" which deferred the effective date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as amended by SFAS 137, establishes a new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is evaluating what impact, if any, adoption of this statement will have on the Company's consolidated financial statements.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2000 and 1999.

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

3.   NOTES PAYABLE
     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. The Credit Facility, which had an original term of one year and has been extended through August 2000 and the Company is finalizing an extension through January 2001. Under the Credit Facility, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At June 30, 2000, these covenants on the Credit Facility have been waived. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (8.6875% as of June 30, 2000), set quarterly depending on the Company's leverage ratio. As of June 30, 2000, $14,485,474 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten-year mortgage amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $990,869 being outstanding at June 30, 2000. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of June 30, 2000 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,232,274.

     Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

          2000                                                $      4,103
          2001                                                       8,847
          2002                                                       9,617
          2003                                                      10,454
          2004                                                      11,364
          Thereafter                                               946,484
                                                               -----------
                                                              $    990,869

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

          2000                                                $      3,190
          2001                                                       1,308
          2002                                                         545
                                                               -----------
                                                              $      5,043
                                                               ===========
                                        7

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and six months ended June 30, 2000 and 1999:



                                                 Quarter                  Year to Date

                                             2000         1999         2000         1999
                                             ----         ----         ----         ----

     Tandy Corporation                  $   27,225   $   27,225   $   54,450   $   54,450
     America's Favorite Chicken Co.         24,570       23,903       49,140       47,808
     Blockbuster Music Retail, Inc.         94,475       94,475      188,950      188,951
     One Care/Memorial Hermann Hospital     50,409       50,411      100,818      100,818
     Just For Feet, Inc.                   177,202      365,385      479,953      730,712
     Bank United                            39,448       39,447       78,896       78,898
     Hollywood Entertainment Corp.          68,294       68,290      136,584      136,581
     Don Pablo's                            19,612       19,612       39,224       39,224
     Krispy Kreme                                -       40,441            -       85,260
     OfficeMax, Inc.                       129,622      129,623      259,245      259,245
     IHOP Properties, Inc.                 118,295       26,820      231,865       26,820

                                        ----------   ----------   ----------   ----------
                                        $  749,152   $  885,632   $1,619,125   $1,748,767
                                        ==========   ==========   ==========   ==========

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:



                                                                         Quarter To Date                Year To Date
                                                                         ---------------                ------------
                                                                       2000          1999          2000            1999
                                                                       ----          ----          ----            ----

BASIC EARNINGS (LOSS) PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========
               Basic earnings (loss) per share                    $       .05   $      (.05)  $       .02   $       .09
                                                                  ===========   ===========   ===========   ===========

DILUTED EARNINGS (LOSS) PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
     Shares issuable from assumed conversion of warrants                    -             -             -             -
     Weighted average common shares outstanding, as
     adjusted                                                       2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========
               Diluted earnings (loss) per share                  $       .05   $      (.05)  $       .02   $       .09
                                                                  ===========   ===========   ===========   ===========
EARNINGS (LOSS) FOR BASIC AND DILUTED
COMPUTATION
     Net income  (loss) to common shareholders (basic
     and diluted earnings (loss) per share computation)           $   107,303   $  (119,597)  $    53,972   $   202,091
                                                                  ===========   ===========   ===========   ===========


 6.  MERGER TRANSACTION

     On June 5, 1998, the Company's shareholders voted to approve an agreement and plan of merger with American Asset Advisers Trust, Inc.("AAA"), whereby the stockholder of AAA agreed to exchange 100% of the outstanding shares of common stock of AAA for up to 900,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). The common stock of AAA was wholly owned by the president and director of the Company. As a result of the Merger, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective June 5, 1998. Effective June 5, 1998, 213,260 shares were issued and the balance (the "Share Balance") of the Share Consideration is to be paid over a six year period to the extent certain goals are achieved after the Merger. None of the Share Balance has been earned subsequent to June 5, 1998. The market value of the common shares issued effective June 5, 1998 was $2,185,915, which was accounted for as expenses incurred in acquiring AAA from a related party. In addition, the Company assumed an obligation to the stockholder of AAA in the amount of $97,407. This obligation and the related accrued interest of $3,157 were subsequently paid with the issuance of 9,811 shares. In connection with the Merger, the Company incurred costs during the three months ended March 31, 1998 of $182,322, consisting primarily of legal and accounting fees, valuation opinions and fairness opinions. For accounting purposes, AAA was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to expense rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to expense. Upon consummation of the Merger on June 5, 1998, certain employees of AAA became employees of the Company, and the Company was no longer obligated to pay fees under the advisor agreement between the Company and AAA. This transaction was not accounted for as a contract termination because the contracts AAA had with the various entities were not terminated, but rather assumed by the Company.

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

     On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed for the purchase of a property which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%. On November 4, 1999, Just For Feet, Inc. filed for a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in
     Baton Rouge, Louisiana. Effective February 16, 2000 Footstar began operating this store under the Just For Feet name. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at June 30, 2000 of approximately $27,914. Footstar Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company ( FTS ) and has assumed the Just For Feet lease as is.

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

     On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. As part of the Just For Feet, Inc. bankruptcy plan, Footstar, Inc. has agreed to purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Effective February 16, 2000 Footstar began operating this store under the Just For Feet name. The bankruptcy court in Delaware has ordered Just For Feet, Inc. to cure any deficiencies under the lease prior to the assumption of the lease by Footstar, Inc. These deficiencies represent a receivable for rent, property taxes and insurance at June 30, 2000 of approximately $27,174.

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

8.   COMMITMENTS

     As part of the Merger, the Company assumed a 3-year lease agreement for its office facilities. The lease terminates in February 2001, however the Company has the option to renew the lease for an additional three years. Rental expense for the three months ended June 30, 2000 and 1999 was $16,000 and $15,610 respectively. Rent expense for the six months ended June 30, 2000 and 1999 was $32,000 and $31,220 respectively. Future minimum lease payments required under this operating lease, excluding renewal options, are $42,667.
                                       10

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At June 30, 2000 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. The Company has approximately $5,316,000 available under its line of credit, subject to use of proceeds by the lender.

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. In these instances, the Company normally requires warranties, and/or guarantees from the related vendors, suppliers and/ or contractors, to mitigate the potential costs of repairs during the primary terms of the lease. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 warrants) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares). At June 30, 2000 and 1999 all warrants that were issued in connection with the above Securities issuance had expired.

In November 1998,  the Company  entered into an unsecured  credit  facility
(the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. The Credit Facility, which had an original term of one year, has been extended through August 2000 and the Company is finalizing an extension through January 2001. Under the Credit Facility, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At June 30, 2000, these covenants on the Credit Facility have been waived. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of June 30, 2000, $14,485,474 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,232,274, net of $53,580 of accumulated depreciation.

As of June 30, 2000, the Company had acquired thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,358,269, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 2000, the Company's cash and cash equivalents totaled $1,144,874.

The Company made cash distributions to the Shareholders for the three months ended June 30, 2000 and 1999, distributing a total of $53,241 and $431,839 respectively. Distributions for the six months ended June 30, 2000 and 1999 totaled $96,424 and $862,661 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) decreased $157,304 or 36 % to $280,677 for the six months ended June 30, 2000 from $437,981 for the six months ended June 30, 1999. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income (loss) to funds from operations for the three and six months ended June 30:



                                                 Quarter                            Year to Date
                                           2000             1999                2000              1999
                                           ----             ----                ----              ----
Net income (loss)                  $     107,303    $     (119,597)     $       53,972    $      202,091
Plus depreciation                        113,423           118,220             226,705           235,890
Total funds from (used in)         -------------    --------------      --------------    --------------
  operations                             220,726            (1,377)            280,677           437,981
                                   =============    ==============      ==============    ==============
Cash distributions paid                   53,241           431,839              96,424           862,661
Distributions less (greater)
  than of FFO                      $     167,485    $     (433,216)     $      184,253    $     (424,680)


Management has revised the 1999 FFO calculation based on NAREIT's revised definition. FFO originally reported for the three months ended June 30, 1999 was $376,399. The revised FFO calculation is ($1,377). The difference of $377,776 represents potential acquisition costs expensed and recorded at June 30, 1999.

Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                  Quarter                    Year to Date
                             2000          1999           2000           1999
                             ----          ----           ----           ----
Operating activities   $   177,702    $   159,288    $   134,977    $   724,393
Investing activities   $    (6,094)   $   303,148    $    (8,390)   $(3,225,293)
Financing activities   $   (55,282)   $  (271,842)   $  (100,459)   $ 3,657,256

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2000 to June 30, 1999:

During the three months ended June 30, 2000 and June 30, 1999, the Company's revenues were $1,105,186 and $1,116,806 respectively. The $11,620 decrease in revenue is due to decreased rental income of $136,480 primarily caused by the stores Just For Feet vacated due to their bankruptcy. Additionally interest income decreased $110,777 due to the collection of the note receivable outstanding in 1999. These decreases were offset by increased advisory fees of $238,599.

During the three months ended June 30, 2000 and June 30, 1999, the Company's expenses were $866,119 and $1,093,096, respectively. The $226,977 decrease in expenses is primarily attributable to a $374,471 decrease in partnership merger costs, which is offset primarily by an increase of $13,679 in franchise taxes, an increase of $21,500 in loan acquisition costs, a $52,630 increase in interest expense due to higher interest rates and an increased debt balance, and an increase of $38,724 in compensation due to additional management level positions, and increased professional fees of $19,872.

Comparison of the Six Months Ended June 30, 1999 to June 30, 1998:

During the six months ended June 30, 2000 and June 30, 1999, the Company's revenues were $2,085,424 and $2,206,928 respectively. The $121,504 revenue decrease is primarily attributed to decreased rental income of $129,642 caused by the Just For Feet stores vacated due to their bankruptcy. Interest income decreased by $122,529 due to the collection of the note receivable outstanding during 1999. Increased advisory fee revenue of $133,629 helped offset the decreased rental and interest revenue.

During the six months ended June 30, 2000 and June 30, 1999, the Company's expenses were $1,767,956 and $1,677,970, respectively. The $89,986 increase in expenses is primarily attributable to a $190,591 increase in compensation due to additional management level positions, and increased professional fees of $70,362. The increase is also attributable to a $118,118 increase in interest expense due to higher interest rates and an increased debt balance. In addition there was an increase of $54,466 in administrative expenses, an increase of $ 28,500 in loan origination fees, and an increase of $ 34,895 in property expenses. The overall increase in expense was primarily offset by a decrease in partnership merger costs of $400,063.

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






                                  AmREIT, Inc.
                                    (Issuer)




August 12, 2000                   /s/ H. Kerr Taylor
Date                              H. Kerr Taylor, President





August 12, 2000                   /s/ Chad C. Braun
Date                              Chad C. Braun (Principal Accounting Officer)



                                                                    EXHIBIT 11

                                  AMREIT, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999





                                                      Year to Date
                                                                         Quarter To Date                Year To Date
                                                                         ---------------                ------------
                                                                       2000          1999          2000            1999
                                                                       ----          ----          ----            ----

BASIC EARNINGS (LOSS) PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========

NET INCOME (LOSS)                                                 $   107,303   $  (119,597)   $   53,972   $   202,091
                                                                  ===========   ===========    ==========   ===========


BASIC EARNINGS (LOSS) PER SHARE                                   $      0.05   $      (0.05)  $     0.02   $      0.09
                                                                  ===========   ============   ==========   ===========


DILUTED EARNINGS (LOSS) PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        2,372,744      2,372,744     2,372,744     2,372,744

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                                             -              -             -             -
                                                                  -----------   ------------   -----------    ----------
TOTAL WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   AS ADJUSTED                                                      2,372,744      2,372,744     2,372,744      2,372,744
                                                                  ===========   ============   ===========    ===========


NET INCOME (LOSS)                                                 $   107,303   $   (119,597)  $    53,972   $    202,091
                                                                  ===========   ============   ===========   ============

DILUTED EARNINGS (LOSS) PER SHARE                                 $      0.02   $       0.09   $      0.02   $       0.09
                                                                  ===========   ============   ===========   ============



