Form 10QSB
period 2000-09-30
AMREIT INC
filed 2000-11-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


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

                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2000
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                    $      1,295,488
 Accounts receivable                                                   266,347
 Prepaid expenses                                                       60,732
 Escrow deposits, land                                                  35,313
 Property:
   Land                                                             12,900,346
   Buildings                                                        16,983,284
   Furniture, fixture and equipment                                    124,637
                                                              ----------------
                                                                    30,008,267
   Accumulated depreciation                                         (1,487,907)
                                                              ----------------
     Total property, net                                            28,520,360
                                                              ----------------
 Net investment in direct financing leases                           5,975,171
 Other assets:
  Preacquisition costs                                                  19,207
  Accrued rental income                                                390,250
  Investment in non-consolidating subsidiary                           250,981
   Other                                                                71,979
                                                              ----------------
     Total other assets                                                732,417
                                                              ----------------
 TOTAL ASSETS                                                 $     36,885,828
                                                              ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                              $     15,474,259
   Accounts payable                                                    424,656
   Deferred revenue                                                     63,518
   Security deposit                                                     31,623
                                                              ----------------
     TOTAL LIABILITIES                                              15,994,056
                                                              ----------------
 Minority interest                                                   5,142,855
 Commitments (Note 8)
 Shareholders' equity:
   Preferred stock, $.01 par value, 10,001,000
     shares authorized, none issued
   Common stock, $.01 par value, 100,010,000
     shares authorized, 2,384,117 shares issued
     and outstanding                                                    23,841
   Capital in excess of par value                                   21,655,867
   Accumulated distributions in excess of earnings                  (5,824,298)
   Cost of treasury stock, 11,373 shares                              (106,493)
                                                              ----------------
     TOTAL SHAREHOLDERS' EQUITY                                     15,748,917
                                                              ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     36,885,828
                                                              ================

 See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                        Quarter                      Year to Date

                                                   2000            1999            2000           1999
                                                   ----            ----            ----           ----
 Revenues:
   Rental income from operating leases        $   588,063     $   818,405    $  1,872,159    $ 2,396,370
   Earned income from direct financing leases     166,392          85,484         501,421        256,286
   Advisory fees                                  169,032          66,688         601,457        200,281
   Interest income                                  1,989          28,945          28,695        178,180
   (Loss) gain on sale of property                   (834)        261,776            (834)       261,776
   Service fees and other income                   32,052          52,540          39,220        227,873
                                              -----------     -----------    ------------    -----------

     Total revenues                               956,694       1,313,838       3,042,118      3,520,766
                                              -----------     -----------    ------------    -----------

 Expenses:
   General operating and administrative           246,563         311,734       1,011,488        740,327
   Legal and professional                           6,871          29,925         149,722        102,414
   Interest                                       365,279         314,480         998,754        829,837
   Depreciation                                   113,353         115,260         340,058        351,150
   Amortization                                         -               -               -         27,342
   Potential acquisition costs                     30,736         225,019          30,736        623,318
                                              -----------     -----------    ------------    -----------

     Total expenses                               762,802         996,418       2,530,758      2,674,388
                                              -----------     -----------    ------------    -----------

 Income before federal income taxes
   and minority interest in net income of
   consolidated joint ventures                    193,892         317,420         511,360        846,378

 Federal income taxes from non-qualified
   REIT subsidiaries                                    -               -               -        (63,596)

 Minority interest in net income of
   consolidated joint ventures                   (131,798)       (131,675)        395,294      (394,946)
                                              -----------     -----------    ------------    -----------

 Net income                                   $    62,094     $   185,745   $     116,066    $   387,836
                                              ===========     ===========    ============    ===========


 Basic and diluted earnings
   per share                                  $      0.03     $       .08    $       0.05    $      0.16
                                              ===========     ===========    ============    ===========

 Weighted average number of common
   shares outstanding                           2,372,744       2,372,744       2,372,744      2,372,744
                                              ===========     ===========    ============    ===========
 Weighted average number of common
   shares outstanding plus dilutive
   potential common shares                      2,372,744       2,372,744       2,372,744      2,372,744
                                              ===========     ===========    ============    ===========





  See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                              Quarter                      Year to Date

                                                         2000            1999            2000           1999
                                                         ----            ----            ----           ----
 Cash flows from operating activities:
   Net income                                      $    62,094      $   185,745    $   116,066    $   387,836
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization                                          -                -               -         27,342
       Depreciation                                    113,353          115,260         340,058        351,150
       Loss (gain) on sale of property                     834         (261,776)            834       (261,776)
       Decrease (increase) in accounts receivable       37,201          (13,695)        165,835        (75,633)
       (Increase) decrease in prepaid expense          (44,997)           1,250         (39,907)        13,534
       Increase (decrease) in accounts payable         110,428            3,399        (128,282)       147,372
       Increase in security deposits                    16,573                -          16,573              -
       (Decrease) increase in deferred revenue          (3,001)               -          63,518              -
       Cash receipts from direct financing leases
         less than income recognized                    (5,930)          (2,178)        (20,021)        (6,403)
       (Increase) decrease in escrow deposits, net of
         minority interest partners                     (5,313)               -         (35,313)        10,000
       Increase in accrued rental income               (19,035)         (17,467)        (57,082)       (66,013)
       (Increase) decrease in other assets             (13,144)          11,644         (13,071)       (44,105)
       Increase in minority interest                   131,798          131,675         395,294        394,946
                                                   -----------      -----------     -----------    -----------
         Net cash provided by operating activities     380,861          153,857         804,502        878,250
                                                   -----------      -----------     -----------    -----------

 Cash flows from investing activities:
   Acquisition of real estate                                -       (3,542,972)              -     (5,544,594)
   Additions to furniture, fixtures and equipment      (19,511)          (9,500)        (25,486)       (31,758)
   Proceeds from sale of property                        3,496        2,786,809           3,496      2,786,809
   Investment in joint venture                          (1,000)               -          (1,000)       362,149
   Decrease in notes receivable                              -        1,540,485               -              -
   (Increase) decrease in prepaid acquisition costs     (6,828)         116,116          (9,243)        93,039
                                                   -----------      -----------     -----------    -----------
     Net cash (used in) provided by investing
       activities                                      (23,843)         890,938         (32,233)    (2,334,355)
                                                   -----------      -----------     -----------    -----------

 Cash flows from financing activities:
   Proceeds from issuance of stock, net                      -                -               -          2,000
   Proceeds from notes payable                               -                -               -      4,799,379
   Payments of notes payable                            (2,084)          (1,892)         (6,119)        (1,892)
   Distributions paid to shareholders                  (59,999)        (432,311)       (156,423)    (1,294,972)
   Distributions to minority interest partners        (144,321)        (142,031)       (432,985)      (423,493)
                                                   -----------      -----------     -----------    -----------
     Net cash (used in) provided by financing
       activities                                     (206,404)        (576,234)       (595,527)     3,081,022
                                                   -----------      -----------     -----------    -----------

 Net increase in cash and cash equivalents             150,614          468,561         176,742      1,624,917
 Cash and cash equivalents at end of period          1,144,874        1,204,876       1,118,746         48,520
                                                   -----------      -----------     -----------    -----------
 Cash and cash equivalents at end of period        $ 1,295,488      $ 1,673,437     $ 1,295,488    $ 1,673,437
                                                   ===========      ===========     ===========    ===========





 See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, retail properties leased to major retail businesses under long-term commercial net leases. Through a wholly- owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

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

AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. which is accounted for using the cost method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 11.8 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

Other assets include loan acquisition costs. Loan acquisition costs of $61,757 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of September 30, 2000 totaled $9,778.

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


In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, " Accounting for Derivative Instruments and Hedging Activities" which deferred the effective date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FASB 133, as amended by SFAS 137, establishes a new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has evaluated the impact, and determined that the adoption will not have a material impact on the Company's consolidated financial statements.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 2000 and 1999.

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

3.  NOTES  PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year and has been extended through February 2001, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. As of September 30, 2000 the Company is in compliance with all terms of the agreement. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (8.633% weighted average as of September 30, 2000), set quarterly depending on the Company's leverage ratio. As of September 30, 2000, $14,485,474 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $988,785 being outstanding at September 30, 2000. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of September 30, 2000 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,226,916.

Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

          2000                                                $      2,019
          2001                                                       8,847
          2002                                                       9,617
          2003                                                      10,454
          2004                                                      11,364
          Thereafter                                               946,484
                                                               -----------
                                                              $    988,785
                                                               ===========

The Company assumed a 5-year lease agreement for its office telephone system. The leases, which are treated as capital leases, terminate in September 2000 and April 2002, at which time the Company has the option to purchase the equipment. The leases combine for monthly lease payments totaling $424. Future minimum lease payments required under these leases are summarized as follows:

          2000                                                $      1,266
          2001                                                       4,125
          2002                                                         436
                                                               -----------
                                                              $      5,827
                                                               ===========
                                        7

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and nine months ended September 30, 2000 and 1999:



                                                 Quarter                  Year to Date

                                             2000         1999         2000         1999
                                             ----         ----         ----         ----

     Tandy Corporation                  $   27,225   $   27,225   $   81,675   $   81,675
     America's Favorite Chicken Co.         24,570       25,860       73,709       73,668
     Blockbuster Music Retail, Inc.         94,476       94,474      283,426      283,425
     One Care/Memorial Hermann Hospital     50,409       50,412      151,227      151,230
     Just For Feet, Inc.                   177,273      365,433      657,226    1,096,145
     Bank United                            39,450       39,451      118,346      118,349
     Hollywood Entertainment Corp.          68,288       68,293      204,872      204,874
     Don Pablo's                            19,612       19,612       58,836       58,836
     Krispy Kreme                                -       12,148            -       97,408
     OfficeMax, Inc.                       129,623      129,623      388,869      388,868
     International House of Pancakes       123,529       71,358      355,394       98,178

                                        ----------   ----------   ----------   ----------
                                        $  754,455   $  903,889   $2,373,580   $2,652,656
                                        ==========   ==========   ==========   ==========

5.   EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:



                                                                         Quarter To Date                Year To Date
                                                                         ---------------                ------------
                                                                       2000          1999          2000            1999
                                                                       ----          ----          ----            ----

BASIC EARNINGS PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========
               Basic earnings per share                           $       .03   $       .08   $       .05   $       .16
                                                                  ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
     Shares issuable from assumed conversion of warrants                    -             -             -             -
     Weighted average common shares outstanding, as
     adjusted                                                       2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========
               Diluted earnings per share                         $       .03   $       .08   $       .05   $       .16
                                                                  ===========   ===========   ===========   ===========
EARNINGS FOR BASIC AND DILUTED
COMPUTATION
     Net income to common shareholders (basic
     and diluted earnings per share computation)                  $    62,094   $   185,745  $    116,066   $   387,836
                                                                  ===========   ===========   ===========   ===========


6. RELATED  PARTY  TRANSACTIONS

Related Party Transactions Subsequent to the Merger:

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

On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed for the purchase of a property which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%. On November 4, 1999, Just For Feet, Inc. filed for a petition for relief under Chapter 11 of the Federal bankruptcy code. On January 27, 2000 Just For feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. purchased the inventory of Just For Feet, Inc., and assumed certain retail operating leases. Included in the leases assumed by Footstar, Inc. is the Just For Feet located in Baton Rouge, Louisiana. Effective February 16, 2000 Footstar began operating this store under the Just For Feet name. Footstar Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company ( FTS ) and has assumed the Just For Feet lease as is. Just For Feet, Inc. cured all deficiencies under the lease prior to the assumption of the lease.

On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed to purchase a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, constructed a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%.

On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. As part of the Just For Feet, Inc. bankruptcy plan, Footstar, Inc. purchased the inventory of Just For Feet, Inc., and assumed certain retail operating leases. Included in the leases assumed by Footstar, Inc. is the Just For Feet located in Tucson, Arizona, which is owned by AAA Joint Venture 96-1. Effective February 16, 2000 Footstar began operating this store under the Just For Feet name. Just For Feet, Inc. cured all deficiencies under the lease prior to the assumption of the lease by Footstar, Inc.

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

7.  COMMITMENTS

As part of the Merger, the Company assumed a 3-year lease agreement for its office facilities. The lease terminates in February 2001, however the Company has the option to renew the lease for an additional three years. Rental expense for the three months ended September 30, 2000 and 1999 was $44,705 and $47,479 respectively. Future minimum lease payments required under this operating lease, excluding renewal options, are $26,666.

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At September 30, 2000 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. At September 30, the Company has approximately $5,316,000 available under its line of credit, subject to use of proceeds by the lender.

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

The initial issuance of 20,001 shares of stock for $200,010 was to AAA. On March 17, 1994, the Company commenced an offering of 2,000,000 Shares of Common Stock, together with 1,000,000 Warrants (collectively "Securities"). Until the completion of the offering in March 1996, the Securities were offered on the basis of two (2) Shares of Common Stock and one (1) Warrant for a total purchase price of $20.00. The Shares and Warrants are separately transferable by an investor. Each Warrant entitled the holder to purchase one Share for $9.00 until March 15, 1998. The offering period for the initial public offering terminated on March 15, 1996 with gross proceeds totaling $10,082,520 (1,008,252 shares). In addition, $515,844 (57,316 warrants) was received from the exercise of the Warrants. On June 18, 1996, the Company commenced a follow-on offering of up to $29,250,000 (2,853,659 shares) of additional shares of its common stock. The offering terminated on May 22, 1998 with gross proceeds totaling $10,827,300 (1,056,946 shares). At September 30, 2000 and 1999 all warrants that were issued in connection with the above Securities issuances had expired.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through February 2001, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. As of September 30, 2000 the Company is in compliance with all terms of the agreement. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of September 30, 2000, $14,485,474 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009, and as of September 30, 2000 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,226,916, net of $58,938 of accumulated depreciation.

As of September 30, 2000, the Company had acquired thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,358,269, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 2000, the Company's cash and cash equivalents totaled $1,295,488.

The Company made cash distributions to the Shareholders for the three months ended September 30, 2000 and 1999, distributing a total of $59,999 and $432,311 respectively. Distributions for the nine months ended September 30, 2000 and 1999 totaled $156,423 and $1,294,972 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) decreased $282,862 or 38 % to $456,124 for the nine months ended September 30, 2000 from $738,986 for the nine months ended September 30, 1999. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income (loss) to funds from operations for the three and nine months ended September 30:

                                                 Quarter                            Year to Date
                                           2000             1999                2000              1999
                                           ----             ----                ----              ----
Net income                         $      62,094    $      185,745     $       116,066    $      387,836
Plus depreciation                        113,353           115,260             340,058           351,150
                                   -------------    --------------      --------------    --------------
Total funds from operations              175,447           301,005             456,124           738,986
                                   =============    ==============      ==============    ==============
Cash distributions paid                   59,999           432,311             156,423         1,294,972
Distributions less (greater)
  than of FFO                      $     115,448    $     (131,306)     $      299,701    $     (555,986)


Management has revised the 1999 FFO calculation based on NAREIT's revised definition. FFO originally reported for the three and nine months ended September 30, 1999 was $526,024 and $1,362,304 respectively. The difference of $225,019 and $623,318 respectively represents potential acquisition costs expensed and recorded during the nine months ended September 30, 1999.

Cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below:

                                  Quarter                    Year to Date
                             2000          1999           2000           1999
                             ----          ----           ----           ----
Operating activities   $   380,861    $   153,857    $   804,502    $   878,250
Investing activities   $   (23,843)   $   890,938    $   (32,233)   $(2,334,355)
Financing activities   $  (206,404)   $  (576,234)   $  (595,527)   $ 3,081,022


RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2000 to September 30, 1999:

During the three months ended September 30, 2000 and September 30, 1999, the Company's revenues were $956,694 and $1,313,838 respectively. The $357,144 decrease in revenue is due to decreased gain on sale of property of $262,610 and decreased rental income of $149,434 primarily caused by the stores Just For Feet vacated due to their bankruptcy. Additionally interest income decreased $26,956 due to the collection of the note receivable outstanding in 1999. Increased advisory fees of $102,344 offset the revenue decreases.

During the three months ended September 30, 2000 and September 30, 1999, the Company's expenses were $762,802 and $996,418, respectively. The $233,616 decrease in expenses is primarily attributable to a $194,283 decrease in partnership merger costs, a $65,171 decrease in general operating and administrative and a $23,054 decrease in legal and professional expenses. The cost decreases are partially offset by increased interest expense of $50,799 due to higher interest rates and loan extension costs.

Comparison of the Nine Months Ended September 30, 2000 to September 30, 1999:

During the nine months ended September 30, 2000 and September 30, 1999, the Company's revenues were $3,042,118 and $3,520,766 respectively. The $478,648 revenue decrease is primarily attributed to decreased rental income of $279,076 caused by the Just For Feet stores vacated due to their bankruptcy and a decrease in in gain on sale of property pf $262,610. Interest income decreased $149,485 due to the collection of the note receivable outstanding during 1999. Increased advisory fee revenue of $401,176 helped offset the decreased rental and interest revenue.

During the nine months ended September 30, 2000 and September 30, 1999, the Company's expenses were $2,530,758 and $2,674,388, respectively. The $143,630 decrease in expenses is primarily attributable to a $592,582 decrease in potential acquisition costs related to the merger of the partnerships. The decrease in potential acquisition costs are offset by increases in general operating and administrative of $271,161, legal and professional fees of $47,308 and interest expense of $168,917.

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






                                  AmREIT, Inc.
                                    (Issuer)




November 14, 2000                /s/ H. Kerr Taylor
Date                              H. Kerr Taylor, President





November 14, 2000                /s/ Chad C. Braun
Date                              Chad C. Braun (Principal Accounting Officer)



                                                                    EXHIBIT 11

                                  AMREIT, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





                                                      Year to Date
                                                                         Quarter To Date                Year To Date
                                                                         ---------------                ------------
                                                                       2000          1999          2000            1999
                                                                       ----          ----          ----            ----

BASIC EARNINGS PER SHARE
     Weighted average common shares outstanding                     2,372,744     2,372,744     2,372,744     2,372,744
                                                                  ===========   ===========   ===========   ===========

NET INCOME                                                        $    62,094   $   185,745   $  116,066   $   387,836
                                                                  ===========   ===========    ==========   ===========


BASIC EARNINGS PER SHARE                                          $      0.03   $       .08   $     0.05   $      0.16
                                                                  ===========   ============   ==========   ===========


DILUTED EARNINGS PER SHARE:

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        2,372,744      2,372,744     2,372,744     2,372,744

SHARES ISSUABLE FROM ASSUMED
   CONVERSION OF STOCK WARRANTS                                             -              -             -             -
                                                                  -----------   ------------   -----------    ----------
TOTAL WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   AS ADJUSTED                                                      2,372,744      2,372,744     2,372,744     2,372,744
                                                                  ===========   ============   ===========    ===========


NET INCOME                                                        $    62,094   $    185,745  $   116,066   $    387,836
                                                                  ===========   ============   ===========   ============

DILUTED EARNINGS PER SHARE                                        $      0.03   $       0.08   $      0.05   $       0.16
                                                                  ===========   ============   ===========   ============



