Form 10KSB
period 2000-12-31
AMREIT INC
filed 2001-04-02
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

                  For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days: Yes X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:    $3,950,192

Aggregate market value of the voting stock held by non-affiliates of the issuer:
No Established Trading Market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,369,517 shares of Common Stock as of March 13, 2001

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1996 (included in Registration Statement No. 0-28378 of Registrant) and as supplemented February 28, 1997, October 16, 1997, December 1, 1997 and February 11, 1998 are incorporated by reference into Part III.

2. Issuer incorporates by reference into Part III portions of its Proxy Statement for the 2000 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one):
   Yes       No       X
                    -----

PART I

Item 1.    Description of Business

General

AmREIT, Inc., ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly-owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

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

The Company has been successful in attracting tenants that operate in different retail segments, including Radio Shack (leased to the Tandy Corporation), Blockbuster Music (lease guaranteed by Viacom, Inc.), Popeye's Famous Chicken (lease guaranteed by AFC, Inc.), OfficeMax, Inc., International House of Pancakes, Hollywood Video (leased to Hollywood Entertainment Corp.) and Bank United, a Federal Savings Bank.

The Company owns four Just For Feet properties in fee simple. Two of these properties are wholly-owned by the Company and two of these properties, located in Baton Rouge, Louisiana and Tucson, Arizona, are owned in joint ventures with the Company owning a 51% and 51.9% majority, respectively. On November 4, 1999, Just For Feet, Inc. filed a petition of relief under Chapter 11 of the federal bankruptcy code. On January 27, 2000 Just For Feet, Inc. announced that its previous efforts of reorganization were unsuccessful. As such, the bankruptcy court in Delaware approved a liquidation auction of all of Just For Feet, Inc.'s retail stores and inventory. On February 16, 2000 Just For Feet, Inc. entered into an agreement whereby Footstar, Inc. would purchase the inventory of Just For Feet, Inc., and assume certain retail operating leases. Included in the leases being assumed by Footstar, Inc. were the two properties that are owned by the Company through joint ventures. The two wholly-owned properties were rejected by Just For Feet on March 5, 2000 (the "Bankruptcy"). The Company has re-leased the wholly owned property located in Sugar Land, Texas. The wholly owned property located in The Woodlands, Texas is vacant and The Company is actively seeking tenants. Just For Feet, Inc. cured all deficiencies under the two leases prior to the assumption by Footstar, Inc. Footstar, the second largest retailer of athletic footwear and apparel, is a public company, whose common stock is traded on the New York Stock Exchange.

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

The objectives of the Company are:

(1) to provide regular distributions to shareholders. The Company has paid quarterly distributions to shareholders since July 1994, with the exception of the December 31, 1999 distribution which was eliminated primarily due to the Just For Feet Bankruptcy. The Company re-instated its dividend as of March 31, 2000 and intends to continue paying quarterly distributions to shareholders. Distribution payments may fluctuate during the life of the Company.

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

Properties

At December 31, 2000, the Company owned nineteen properties, thirteen directly and six through joint ventures, all in fee simple. Eight of these properties are located in Texas, two each are located in Louisiana, Kansas and Georgia and one each in Arizona, Delaware, Nevada, Mississippi and Missouri. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty-five years. Seventeen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases under which the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $408,406. Seventeen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 2000, three of the Company's properties each accounted for more than 10% of the Company's total assets. Summarized as follows are the significant items pertaining to each of these leases:

On July 1, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,928,997. This 1.59 acre property is being operated as a Just For Feet retail store on U.S. 59 at First Colony Boulevard in Sugar Land, Texas. The improvements are a single-tenant retail building that contains approximately 16,750 square feet. This lease was rejected by Just for Feet on March 5, 2000 in connection with the Bankruptcy and was subsequently vacated. On September 8, 2000 the Company entered into a lease agreement with Sugar Land Imaging Affiliates for approximately 10,750 square feet. The lease agreement with Sugar Land Imaging extends for ten years, however the tenant has the option to renew the lease for two additional five-year terms. The lease has provisions for escalation in the rent after the fifth year of the lease. On September 27, 2000 the Company entered into a lease agreement with Mattress Giant for approximately 6,000 square feet. The lease agreement with Mattress Giant extends for ten years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for escalation in the rent after the fifth year of the lease. The Company recorded $63,618 and $381,705 of revenue from this property in 2000 and 1999 respectively.

On June 3, 1998, the Company acquired a newly constructed property on lease to Just For Feet, Inc. for a purchase price of $3,751,555. This 2.561 acre property was being operated as a Just For Feet retail store on Lake Woodlands Drive in The Woodlands, Texas. The improvements are a single-tenant retail building that contains approximately 16,900 square feet. This lease was rejected by Just for Feet on March 5, 2000 in connection with the Bankruptcy and was subsequently vacated. The Company is actively seeking tenants to fill this vacancy. The Company recorded $61,986 and $371,914 of revenue from this property in 2000 and 1999 respectively.

On September 11, 1996, the Company acquired a 51.9% interest in a newly constructed property on lease to Just for Feet, Inc. through a joint venture with two entities with common management for the combined purchase price of $3,680,383. This lease was assumed by Footstar, Inc. on February 16, 2000 in connection with the Bankruptcy. The lease agreement extends for twenty years, however the tenant has the option to renew the lease for two additional terms of five years each. The lease has provisions for an escalation in the rent after the fifth, tenth, and fifteenth years of the lease. This 2.938 acre property is being operated as a Just For Feet retail store on the northwest corner of North Oracle Road and Old Tucson Florence Highway in Tucson, Arizona. The improvements are a single-tenant retail building that contains approximately 15,200 square feet. The Company recorded $408,406 and $403,409 of revenue from this property in 2000 and 1999 respectively. For information regarding the results of operations and financial condition of Footstar, Inc., refer to their Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

Employees

At December 31, 2000, the Company had 8 employees, of which all were full-time employees.

Item 2.     Description of Property

At December 31,  2000,  the Company  owned  nineteen  properties  in fee simple,
thirteen   directly  and  six  through  joint  ventures  with  related  parties.
Properties  are  located  in  Texas,  Georgia,  Arizona,  Missouri,   Louisiana,
Delaware,  Mississippi, Nevada and Kansas. Reference is made to the Schedule III
- - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

Land - The Company's property sites range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are primarily single tenant and are generally rectangular. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,350 to 24,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations. The Company anticipates improvements costing between $300,000 and $600,000 being required at each of the two Just for Feet stores located in Sugarland, Texas and The Woodlands, Texas, in order to accommodate a new tenant(s).

Leases - The primary term of the leases ranges from ten to twenty-five years. Seventeen of the leases also provide for two to four five-year renewal options. The leases are all "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $408,406. Seventeen of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

Geographic Location - The properties are generally located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000. For additional information, see Note 6 to the financial statements included in this Form 10-KSB.

As of December 31, 2000, the Company on a consolidated basis, has invested cash of $35,878,353 in properties. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1 "Properties" and in
Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

As of March 13, 2001, there were approximately 1,063 record holders of 2,369,517 shares of the Company's common stock, net of 11,373 shares held in treasury. No established public trading market currently exists for the stock.

For the years ended December 31, 2000 and 1999, the Company paid distributions of $227,090 and $1,294,972, respectively. A summary of the distributions by quarter is as follows:

  Quarter Ended                      2000                  1999

  March 31                       $  43,185             $ 430,822
  June 30                           54,000               431,839
  September 30                      60,000               432,311
  December 31                       69,905                    -

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The Company eliminated its quarterly dividend for the quarter ended December 31, 1999 primarily due to the bankruptcy of Just For Feet. The Company has reinstated its dividend the first quarter of 2000. The Company intends to continue the payment of quarterly distributions. Other than loan covenants, there are currently no material legal restrictions that would limit the Company's ability to pay distributions.

In March 1999, AmREIT Opportunity Corporation issued 1,000 shares of common stock to H. Kerr Taylor for $1,000. AmREIT Opportunity Corporation is a non-qualified REIT subsidiary where H. Kerr Taylor owns 100 percent of the common stock which receives a 5% allocation of net income of the subsidiary and AmREIT owns 100% of the preferred stock which receives a 95% allocation of net income of the subsidiary. The issuance of the preferred stock eliminates in consolidation. This $1,000 is shown as minority interest on the Company's balance sheet due to the nature of the allocation of net income.

In October 2000, the Company repurchased and retired a total of 1,727 shares of common stock at a price of $6.50 per share. In November 2000, the Company repurchased and retired a total of 1,500 shares of common stock at a price of $6.50 per share.

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

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital to fund its growth.

Net cash provided by operating activities increased from $469,700 in 1999 to $676,430 in 2000. The increase in cash provided by operating activities was due primarily to the following components: (1) an decrease in accounts receivable of $149,232 in 2000 where accounts receivable increased $419,044 in 1999, and (2) The gain on sale of $278,000 in 1999 related to the sale of certain real estate properties. The above increases are offset somewhat by an increase in accounts payable of $5,977 in 2000, compared to an increase of $351,659 in 1999, and an increase in prepaid assets of $103,719 in 2000 as compared to $7,291 in 1999. Additionally, the net loss increased $174,630, from $37,862 in 1999 to $212,492 in 2000.

Net cash used in investing activities decreased by $2,413,542 to $25,720 in 2000 when compared to 1999. The decrease was primarily due to property acquisitions/improvements of $6,477,507 in 1999 compared to $33,430 in 2000. Investment in non-consolidating subsidiary also decreased by $248,981. This is partially offset by a decrease in proceeds from the sale property of $3,643,322 and a decrease in return on investment in joint venture of $362,149. Additionally, pre-acquisition costs decreased by $329,319.

Net cash used in financing activities decreased by $3,873,377 in 2000 when compared to 1999. The decrease was primarily due to the decrease in proceeds from notes payable of $4,905,364. This decrease was partially offset by decreased distributions paid to shareholders of $1,067,882.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At December 31, 2000, the Company did not have any public or private equity or debt offerings on registration with the SEC or any other regulatory agency. The Company has approximately $1,720,000 availability under its line of credit, subject to use of proceeds approval by the lender.

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


In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 2001, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At December 31, 2000, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of December 31, 2000, $14,485,474 was outstanding under the Credit Facility. The Company intends to either seek an additional extension of time for the Credit Facility or seek additional permanent financing to satisfy its obligation for the Credit Facility.

As of December 31, 2000, the Company had acquired thirteen properties directly and six properties through joint ventures with entities with common management and had invested $30,502,377, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 2000, the Company's cash and cash equivalents totaled $935,867.

The Company made cash distributions to the Shareholders during 2000 and 1999, distributing a total of $227,090 and $1,294,972, respectively, for each such fiscal year.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Funds From Operations

Funds from operations (FFO) decreased $187,338 to $222,767 in 2000 from $410,105 in 1999. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations:

                                              2000                     1999
                                          -----------             -----------
Net loss                                  $ (212,492)             $  (37,862)
Plus depreciation of real estate assets      435,259                 447,967
                                          -----------             -----------
Total funds from operations               $  222,767              $  410,105
                                          ===========             ===========

Cash distributions paid                   $  227,090              $1,294,972
Distributions in excess of FFO            $    4,323              $  884,867

Management has revised the 1999 FFO calculation based on NAREIT's revised definition. FFO was originally reported as $1,605,091 for the year ended December 31, 1999. The difference of $1,194,986 represents bad debt related to Just for Feet of $189,490, merger related acquisition costs of $262,495 and potential acquisition costs of $743,001.

Cash flows from operating activities, investing activities, and financing activities are presented below:

                                            2000                     1999
                                    --------------            --------------
Operating activities                $     676,430             $     469,700
Investing activities                $    ( 25,720)            $ ( 2,439,262)
Financing activities                $   ( 833,589)            $   3,039,788

Results of Operations

Years Ended December 31, 2000 and 1999:

During the years ended December 31, 2000 and 1999, the Company owned and leased nineteen properties. During the years ended December 31, 2000 and 1999, the Company had revenues of $3,125,294 and $3,649,818, respectively, in rental income from operating leases and earned income from direct financing leases. The 14 percent decrease in rental income and earned income during 2000, as compared to 1999 is primarily attributed to the vacant Just for Feet buildings. The decrease in Just for Feet rent is partially offset by the fact that three IHOP properties acquired during 1999 were operational for a full fiscal year in 2000.

The Company bought and sold three properties during 1999; an IHOP in Wichita, Kansas, an IHOP in Visalia, California, and a Krispy Kreme in Houston, Texas. The Company purchased these properties in ARIC, its consolidated affiliate, with the intention to sell. The Company realized a gain on sale of these properties of approximately $278,000.

General and administrative costs were $1,446,638 in 2000 compared to $1,159,644 in 1999. The increased general and administrative costs are primarily related to property costs incurred due to the vacant Just for Feet buildings and increased compensation costs related to positions added late in 1999 in anticipation of the merger. These positions were subsequently eliminated primarily due to the loss of revenue from the vacated Just for Feet buildings.

Potential acquisition costs for 2000 were $153,236 compared to $743,001 in 1999. These potential acquisition costs are related to the proposed acquisition of the ten affiliated limited partnerships. These potential acquisition costs are primarily due to transaction related legal fees, appraisals, accounting fees and underwriting/fairness fees.

Bad debt expense was zero in 2000 compared to $189,490 in 1999. The bad debt expense in 1999 was related to the Bankruptcy of Just for Feet. This represented back rent, property taxes and property insurance for the properties located in The Woodlands, Texas and Sugar Land, Texas.

Merger related acquisition costs were zero in 2000 compared to $262,495 in 1999. Those costs were related to acquisition costs paid to AAA in connection with locating, evaluating and selecting properties and structuring and negotiating the acquisition of properties. As properties were acquired, these costs were capitalized into the basis of the property. At December 31, 1999 all properties and relationships with which AAA was involved have been accounted for and the appropriate acquisition costs capitalized into the basis of the property. As such, AmREIT expensed the remaining balance as of December 31, 1999 and will no longer incur similar costs.

Interest expense was $1,339,622 in 2000 compared to $1,134,919 in 1999. Included with interest expense is the amortization of loan costs. Loan cost amortization was $70,265 for 2000 and $77,538 for 1999. The increase in interest is primarily due to an increase in the average interest rates and an increase in the average debt balance. For 2000 there were no advancement of funds on the Company's line of credit. The weighted average interest rate at December 31, 2000 was 8.2% compared to December 31, 1999 of 7.1%. The amount outstanding on the line of credit at December 31, 2000 and 1999 was $14,485,474.


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

                                    PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) (1) Financial Statements

        Independent Auditors' Report
        Consolidated Balance Sheet, December 31, 2000
        Consolidated Statements of Operations for the
               Years Ended December 31, 2000 and 1999
        Consolidated Statements of Shareholders' Equity for the
               Years Ended December 31, 2000 and 1999
        Consolidated Statements of Cash Flows for the
               Years Ended December 31, 2000 and 1999
        Notes to Consolidated Financial Statements for the
               Years Ended December 31, 2000 and 1999

    (2) Financial Statement Schedules: See (d) below

    (3) Exhibits   See (c) below

(b)     Reports on Form 8-K filed after September 30, 2000:

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

10.37 Lease (the "Sugar Land Imaging lease") between AmREIT, Inc. and Sugar Land Imaging Affiliates, LTD., dated September 8, 2000 (included as Exhibit 10 (b)
(37) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.38 Lease (the "Mattress Giant lease") between AmREIT, Inc. and Mattress Giant I Limited Partnership dated September 27, 2000 (included as Exhibit 10 (b) (38) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.39 Amended and Restated Revolving Credit Agreement, effective August 1, 2000, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).


 11            Computation of earnings per common share.

Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2000.

(d)            Financial Statements Schedules

 Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 30th of March 2001 by the undersigned, thereunto duly authorized.

                       AmREIT, Inc.

                       /s/ H. Kerr Taylor
                       H. Kerr Taylor, President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


/s/ H. Kerr Taylor                                              March 30, 2001
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                                   March 30, 2001
ROBERT S. CARTWRIGHT, JR., Director


/s/ G. Steven Dawson                                            March 30, 2001
G. STEVEN DAWSON, Director


/s/ Bryan L. Goolsby                                            March 30, 2001
BRYAN L. GOOLSBY, Director


/s/ Philip W. Taggart                                           March 30, 2001
PHILIP W. TAGGART, Director


/s/ Chad C. Braun                                               March 30, 2001
CHAD C. BRAUN, Executive Vice President
Finance and Secretary (Principal Accounting Officer)

                                   EXHIBIT 11


                         AMREIT, INC. AND SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER COMMON SHARE

                        FOR THE YEARS ENDED DECEMBER 31,


                                          2000               1999

BASIC EARNINGS PER SHARE:
- -------------------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        2,372,060        2,372,744
                                     ===========      ===========

NET INCOME (LOSS)                    $ (212,492)      $  (37,862)
                                     ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE      $    (0.09)      $    (0.02)
                                     ===========      ===========




DILUTED EARNINGS PER SHARE:
- ---------------------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        2,372,060        2,372,744
                                     ===========      ===========

SHARES ISSUABLE FROM ASSUMED
     CONVERSION OF STOCK WARRANTS           -                 -
                                     ===========      ===========

TOTAL WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, AS ADJUSTED  2,372,060        2,372,744
                                     ===========      ===========

NET INCOME (LOSS)                    $ (212,492)      $  (37,862)
                                     ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE    $    (0.09)      $    (0.02)
                                     ===========      ===========

                          ANNUAL REPORT ON FORM 10-KSB
                      ITEMS 7, 13(a)(1) AND (2) AND 13(d)


                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                          AMREIT, INC. AND SUBSIDARIES

                         AMREIT, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



                                                                        Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                              F-3
Consolidated Balance Sheet, December 31, 2000                             F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2000 and 1999                                            F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 2000 and 1999                        F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000 and 1999                                            F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2000 and 1999                                    F-8 to F-15



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 2000                    F-16


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AmREIT, Inc.

We have audited the accompanying consolidated balance sheet of AmREIT, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of Amreica. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2001

                         AMREIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 2000


ASSETS

Cash and cash equivalents                                         $    935,867
Accounts receivable                                                    282,950
Prepaid expenses                                                       124,544
Escrow deposits, land                                                       -

Property:

Land                                                                12,897,732
Buildings                                                           16,997,376
Furniture, fixtures and equipment                                      125,232
                                                                  -------------
                                                                    30,020,340
Accumulated depreciation                                            (1,601,758)
                                                                  -------------
     Total property, net                                            28,418,582
                                                                  -------------

Net investment in direct financing leases                            5,983,245
Other assets:
Preacquisition costs                                                       624
Accrued rental income                                                  409,268
Investment in non-consolidated subsidiary                              250,981
Other                                                                  116,215
                                                                  -------------
Total other assets                                                     777,088
                                                                  -------------

TOTAL ASSETS                                                      $ 36,522,276
                                                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Notes payable                                                     $ 15,472,183
Accounts payable                                                       558,915
Deferred revenue                                                            -
Security deposit                                                        32,123
                                                                  -------------
TOTAL LIABILITIES                                                   16,063,221
                                                                  -------------

Minority interest                                                    5,130,337


Shareholders' equity:

Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued Common stock, $.01 par value,
     100,010,000 shares authorized,
     2,384,117 shares issued and outstanding                            23,841

Capital in excess of par value                                      21,655,867
Accumulated distributions in excess of earnings                     (6,223,523)
Cost of treasury stock, 11,373 shares                                 (127,467)
                                                                  -------------
TOTAL SHAREHOLDERS' EQUITY                                          15,328,718
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 36,522,276
                                                                  =============






See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                       2000                 1999

Revenues:

     Rental income from operating leases                          $ 2,455,328          $ 3,119,594
     Earned income from direct financing leases                       669,966              530,224
     Service fees and other income                                    794,102              476,059
     Interest income                                                   31,630              199,448
     (Loss) gain on sale of property                                     (834)             278,000
                                                                  ------------         ------------
          Total revenues                                            3,950,192            4,603,325
                                                                  ------------         ------------

Expenses:

     General operating and administrative                          1,446,638             1,159,644
     Legal and professional                                          242,161               130,789
     Interest                                                      1,339,622             1,134,919
     Depreciation                                                    453,906               467,455
     Amortization                                                         -                 27,342
     Bad debts                                                            -                189,490
     Merger related acquisition costs                                     -                262,495
     Potential acquisition costs                                     153,236               743,001
                                                                  ------------         ------------
          Total expenses                                           3,635,563             4,115,135
                                                                  ------------         ------------

Income before minority interest in net income
     of consolidated joint ventures                                  314,629               488,190

Minority interest in net income of consolidated joint ventures      (527,121)             (526,052)
                                                                  ------------         ------------

Net loss                                                          $ (212,492)          $   (37,862)
                                                                  ============         ============


Basic and diluted loss per share                                     $ (0.09)             $ (0.02)
                                                                  ============         ============

Weighted average number of common shares outstanding                2,372,060            2,372,744
                                                                  ============         ============

Weighted average number of common shares outstanding
     plus dilutive potential common shares                          2,372,060            2,372,744
                                                                  ============         ============









See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                          Accumulated
                                                  Common Stock           Capital in      distributions    Cost of
                                                  ------------            excess of       in excess of    treasury
                                               Number          Amount     par value         earnings       stock           Total
                                             -----------      ---------  -------------   -------------   -----------    ------------
 Balance at December 31, 1998                 2,384,117       $ 23,841    $21,655,867     $(4,451,107)    $(106,493)    $17,122,108

      Net loss                                        -              -              -         (37,862)            -         (37,862)

      Distributions ($.55 per share)                  -              -              -      (1,294,972)            -      (1,294,972)

                                             -----------      ---------  -------------    ------------   -----------    ------------
 Balance at December 31, 1999                 2,384,117         23,841     21,655,867      (5,783,941)     (106,493)     15,789,274


      Net loss                                        -              -              -        (212,492)            -        (212,492)

      Distributions ($.095 per share)                 -              -              -        (227,090)            -        (227,090)

      Cost of treasury stock, 3,227 shares            -              -              -              -        (20,974)        (20,974)

                                             -----------      ---------  -------------    ------------   -----------    ------------
 Balance at December 31, 2000                 2,384,117       $ 23,841    $21,655,867     $(6,223,523)    $(127,467)    $15,328,718
                                             ===========      =========  =============    ============   ===========    ============




See Notes to Consolidated Financial Statements.

                                    AMREIT, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                          2000                 1999

 Cash flows from operating activities:
      Net loss                                                       $ (212,492)         $   (37,862)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Amortization                                                     -               27,342
             Depreciation                                               453,906              467,455
             Loss (gain) on sale of property                                834             (278,000)
             Decrease (increase) in accounts receivable                 149,232             (419,044)
             Increase in prepaid expense                               (103,719)              (7,291)
             Increase in accounts payable                                 5,977              351,659
             Increase in security deposits                               17,073                    -
             Cash receipts from direct financing leases
                 less than income recognized                            (28,095)             (35,093)
             (Increase) decrease in escrow deposits, net of
                 minority interest partners                                   -               10,000
             Increase in accrued rental income                          (76,100)             (94,952)
             Increase in other assets                                   (57,307)             (41,566)
             Increase in minority interest                              527,121              527,052
                                                                ----------------      ---------------
                 Net cash provided by operating activities              676,430              469,700
                                                                ----------------      ---------------

 Cash flows from investing activities:
      Acquisitions / improvements of real estate                        (33,430)          (3,729,122)
      Acquisition of property under direct financing lease                    -           (2,748,385)
      Additions to furniture, fixtures and equipment                     (4,129)             (57,108)
      Proceeds from sale of property                                      3,499            3,646,821
      Investment in joint venture                                             -              362,149
      Investment in non consolidating subsidiary                         (1,000)            (249,981)
      Preacquisitions costs                                               9,340              338,659
      Short term investments                                                  -               (2,295)
                                                                ----------------      ---------------
          Net cash used in investing activities                         (25,720)          (2,439,262)
                                                                ----------------      ---------------

 Cash flows from financing activities:
      Proceeds from notes payable                                             -            4,905,364
      Common stock repurchase                                           (20,974)                   -
      Payments of notes payable                                          (8,195)              (5,096)
      Distributions paid to shareholders                               (227,090)          (1,294,972)
      Distributions to minority interest partners                      (577,330)            (565,508)
                                                                ----------------      ---------------
          Net cash (used in) provided by financing activities          (833,589)           3,039,788
                                                                ----------------      ---------------

 Net (decrease) increase in cash and cash equivalents                  (182,879)           1,070,226
 Cash and cash equivalents, beginning of period                       1,118,746               48,520
                                                                ----------------      ---------------
 Cash and cash equivalents, end of period                            $  935,867          $ 1,118,746
                                                                ================      ===============


 See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1") and AmREIT Opportunity Corporation ("AOP"), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video.
ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of ARIC and AOP. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense. No interest costs were capitalized for 2000 or 1999.

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


OTHER ASSETS

Other assets include loan acquisition costs of $116,215. Loan acquisitions costs are incurred in obtaining property financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 2000 totaled $11,322.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

There has been no cash paid for income taxes during 2000 or 1999. During 2000 and 1999, the Company paid interest of $1,263,838 and $1,143,310, respectively, of which none was capitalized for 2000 or 1999.

REVENUE RECOGNITION

Properties are leased on a triple-net basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Percentage rents are recognized when received.

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

LOSS PER SHARE

Basic earnings per share has been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                              For the Years Ended December 31,
                                                    2000                1999
BASIC LOSS PER SHARE
     Weighted average common shares outstanding   2,372,060          2,372,744
         Basic loss per share                     $    (.09)         $    (.02)

DILUTED LOSS PER SHARE
     Weighted average common shares outstanding   2,372,060          2,372,744
         Diluted loss per share                   $    (.09)         $    (.02)

LOSS FOR BASIC AND DILUTED COMPUTATION
     Net loss to common shareholders (basic and diluted
         loss per share computation)              $(212,492)         $ (37,862)

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

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued SFAS 137 that deferred the effective date of adoption of SFAS 133 for one year. This was followed in June 2000 by the issuance of SFAS
138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS 133.

The Company adopted these standards effective January 1, 2001. The Company currently has no contracts that would be affected by these accounting standards and as a result there was no effect on the Company's financial position, results of operation or cash flows from the adoption of SFAS 133, as amended.

2. OPERATING LEASES

A summary of minimum future rentals to be received, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2000 is as follows:

              2001             $   2,536,428
              2002                 2,637,412
              2003                 2,657,984
              2004                 2,548,364
              2005                 2,247,322
              2006-2024           14,503,131
                              ---------------
                               $  27,130,641
                              ===============



3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 2000 included:

 Minimum lease payments receivable          $14,842,897
 Unguaranteed residual value                  2,811,998
 Less: Unearned income                     ( 11,671,650)
                                           -------------
                                            $ 5,983,245
                                           =============

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows:

          2001               $    648,523
          2002                    668,508
          2003                    668,508
          2004                    684,222
          2005                    700,475
          2006 - 2024          11,472,663
                             -------------
                             $ 14,842,899
                             =============

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

5. NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 2001, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At December 31, 2000, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (weighted average rate of 8.14% for 2000), set quarterly depending on the Company's leverage ratio. As of December 31, 2000, $14,485,474 was outstanding under the Credit Facility. The Company intends to either seek an additional extension of time for the Credit Facility or seek additional permanent financing to satisfy its obligation for the Credit Facility.


In March 1999, the Company entered into a ten year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $986,709 being outstanding at December 31, 2000. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of December 31, 2000 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,221,558.

Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:

       2001              $   8,908
       2002                  9,684
       2003                 10,527
       2004                 11,443
       2005                 12,439
       Thereafter          933,708
                        -----------
                         $ 986,709
                        ===========

6. MAJOR TENANTS

The Company's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 2000 and 1999 under both operating and direct financing leases:



                                                                         2000              1999
                                                                     ------------      -------------
Tandy Corporation (Mesquite, Texas)                                  $   108,900       $   108,900
America's Favorite Chicken Company (Smyrna, Georgia)                      98,278            98,896
Blockbuster Music Retail, Inc. (Independence, Missouri
         and Wichita, Kansas)                                            377,903           376,682
OneCare Health Industries, Inc. (Houston, Texas)                         201,637           201,637
Just For Feet, Inc. (Tucson, Arizona; Baton Rouge, Louisiana;
         The Woodlands, Texas and Sugar Land, Texas) (1)                 834,549         1,461,584
Bank United (The Woodlands, Texas and Houston, Texas)                    157,801           157,801
Hollywood Entertainment Corp. (Lafayette, Louisiana and
         Ridgeland, Mississippi)                                         273,163           273,163
OfficeMax, Inc. (Lake Jackson, Texas and Dover, Delaware)                518,493           518,493
D F & R Operating Company, Inc. (Peachtree City, Georgia)                 78,447            78,447
Krispy Kreme Doughnuts of the Gulf Coast, Ltd. (Houston, Texas)               -             97,408
International House of Pancakes (Reno, Nevada; Topeka and
         Wichita, Kansas;  Visalia, California and Houston, Texas)       476,123           276,807
                                                                     ------------      ------------
 Total                                                               $ 3,125,294       $ 3,649,818
                                                                     ============      ============

(1) - The Woodlands, Texas and Sugar Land, Texas Just for Feet stores were vacated due to the Just for Feet bankruptcy. The Company has re-leased the Sugar Land, Texas property and is in the process of re-leasing the Woodlands, Texas property.

7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences and to merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:
                                     2000                           1999
                               -----------                    ------------
Ordinary Income                $       -                      $   689,996
Return of capital                 227,090                         604,976
                               -----------                    ------------
                               $  227,090                     $ 1,294,972
                               ===========                    ============

8.   RELATED PARTY TRANSACTIONS

See Note 4 regarding joint venture agreements with related parties.

The Company provides property acquisition, leasing, administrative and management services for eleven affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Service fees of $340,068 and $259,871 were paid by the Partnerships to the Company for 2000 and 1999 respectively.

On May 20, 1999, the Company entered into a partnership agreement with various individual investors to form AmREIT Opportunity Fund Ltd. The partnership was formed to develop, own, manage, hold for investment and or resell property and to make and or invest in loans for the development or construction of property. The Company invested $250,000 as a Limited Partner and $1,000 as the General Partner.

9. PROPERTY ACQUISITIONS AND DISPOSITIONS

On September 30, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,409,959. This property is being operated as an IHOP restaurant on Wanamaker Road in Topeka, Kansas. The lease agreement extends for twenty-five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for escalation in the rent every fifth year of the lease. The Company recorded $62,076 of revenue from this property in 1999.

On September 30, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,703,634. This property is being operated as an IHOP restaurant on U.S. 59 frontage road in Sugar Land, Texas. The lease agreement extends for twenty-five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for escalation in the rent every fifth year of the lease. The Company recorded $75,427 of revenue from this property in 1999.

On September 22, 1999, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,372,825. This property is being operated as an IHOP restaurant on North McCarren in Reno, Nevada. The lease agreement extends for twenty-five years, however the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for escalation in the rent after every fifth year of the lease. The Company recorded $61,552 of revenue from this property in 1999.

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

10. COMMITMENT

The Company has a 3-year lease agreement for its office facilities. The lease terminates in March 2001, however the Company has the option to renew the lease for an additional three years.The Company in negotiations with the landlord to renew the lease. Rental expense for the years ended December 31, 2000 and 1999 was $60,829 and $63,520 respectively. Future minimum lease payments required under this operating lease, excluding renewal options, for the remaining term is $16,116.


                          AAA NET REALTY FUND X, LTD.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                                      Life on Which
                                                                                                                     Depreciation in
                                                                   Cost at                        Date of             Latest Income
  Property            Encum-                           Impro-    Close of Year          Accum.    Constr-    Date       Statement
 Description          brances    Building     Land     vements  Building     Land       Deprec.   uction    Acquired   is Computed
- ----------------      -------  -----------  --------   -------  ---------   --------    --------  -------  ---------- --------------
PROPERTIES INVESTED IN UNDER OPERATING LEASES

Radio Shack, TX       $ -     $   788,330  $   337,856  $ -    $   788,330 $   337,856  $  132,179  N/A    06-15-94      39 Years
Church's Chicken, GA  $ -     $         -  $   251,071  $ -    $         - $   251,071        N/A   N/A    07-22-94        N/A
Wherehouse Music, MO  $ -     $ 1,145,410  $   490,747  $ -    $ 1,145,410 $   490,747  $  179,866  N/A    11-14-94      39 Years
OneCare Health, TX    $ -     $ 1,246,200  $   534,086  $ -    $ 1,246,200 $   534,086  $  167,797  N/A    09-26-95      39 Years
Wherehouse Music, KS  $ -     $ 1,255,774  $   538,189  $ -    $ 1,255,774 $   538,189  $  170,388  N/A    09-12-95      39 Years
Just For Feet, AZ     $ -     $         -  $ 1,101,425  $ -    $         - $ 1,101,425        N/A   N/A    09-11-96        N/A
Bank United, TX       $ -     $         -  $   531,693  $ -    $         - $   531,693        N/A   N/A    09-23-96        N/A
Bank United, TX       $ -     $         -  $   851,973  $ -    $         - $   851,973        N/A   N/A    12-11-96        N/A
Just For Feet, LA     $ -     $ 2,036,150  $   872,635  $ -    $ 2,036,150 $   872,635  $  185,777  N/A    06-09-97      39 Years
Hollywood Video, LA   $ -     $   729,286  $   418,156  $ -    $   729,286 $   418,156  $   59,215  N/A    10-31-97      39 Years
Hollywood Video, MS   $ -     $   835,854  $   450,000  $ -    $   835,854 $   450,000  $   64,296  N/A    12-30-97      39 Years
OfficeMax, TX         $ -     $ 1,914,572  $   491,094  $ -    $ 1,914,572 $   491,094  $  140,408  N/A    02-20-98      39 Years
OfficeMax, DE         $ -     $ 1,978,313  $   870,480  $ -    $ 1,978,313 $   870,480  $  131,042  N/A    04-14-98      39 Years
Just For Feet, TX     $ -     $ 2,408,552  $ 1,366,452  $ -    $ 2,408,552 $ 1,366,452  $  158,255  N/A    06-03-98      39 Years
Just For Feet, TX     $ -     $ 2,658,935  $ 1,280,043  $ -    $ 2,658,935 $ 1,280,043  $  169,826  N/A    07-01-98      39 Years
Don Pablo's, GA       $ -     $         -  $   773,800  $ -    $ -         $   773,800        N/A   N/A    12-18-98        N/A
IHOP, NV              $ -     $         -  $   546,166  $ -    $ -         $   546,166        N/A   N/A    09-30-99        N/A
IHOP, KS              $ -     $         -  $   450,984  $ -    $ -         $   450,984        N/A   N/A    09-30-99        N/A
IHOP, TX              $ -     $         -  $   740,882  $ -    $ -         $   740,882        N/A   N/A    09-22-99        N/A

      Total           $ -     $16,997,376  $12,897,732  $ -    $16,997,376 $12,897,732  $1,559,049

PROPERTY INVESTED IN UNDER DIRECT FINANCING LEASE:

Church's Chicken, GA  $ -     $   582,560  $ -          $ -    $ 582,560   $ -              (1)     N/A    07-22-94        N/A
Just For Feet, AZ     $ -     $ 2,603,664  $ -          $ -    $ 2,603,664 $ -              (1)     N/A    09-11-96        N/A
IHOP, NV              $ -     $   840,514  $ -          $ -    $ 840,514   $ -              (1)     N/A    09-30-99        N/A
IHOP, KS              $ -     $   975,794  $ -          $ -    $ 975,794   $ -              (1)     N/A    09-30-99        N/A
IHOP, TX              $ -     $   980,713  $ -          $ -    $ 980,713   $ -              (1)     N/A    09-22-99        N/A

      Total           $ -     $ 5,983,245  $ -          $ -    $ 5,983,245 $ -              (1)

(1) The portion of the lease  relating to the building of this property has been
recorded  as  a  direct  financing  lease  for  financial   reporting  purposes.
Consequently, depreciation is not applicable.

(2) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998 for operating lease properties are summarized as follows:

                                                        Accumulated
                                              Cost      Depreciation

Balance at December 31, 1997             $ 14,416,678     $  341,272

Acquisitions / additions                 $ 15,078,709     $        -
Depreciation expense                     $          -     $  349,888
                                         -------------    -----------
Balance at December 31, 1998             $ 29,495,387     $  691,160

Acquisitions / additions                 $  3,729,122     $        -
Disposals                                $ (3,362,831)    $  (15,337)
Depreciation expense                     $          -     $  447,967
                                         -------------    -----------
Balance at December 31, 1999             $ 29,861,678     $1,123,790
Acquisitions / additions                 $     33,430     $        -
Depreciation expense                     $          -     $  435,259
                                         -------------    -----------
Balance at December 31, 2000             $ 29,895,108     $1,559,049

(3) The aggregate cost of all properties for Federal Income Tax purposes is $35,878,353 at December 31, 2000.

