Form 10QSB
period 2001-03-31
AMREIT INC
filed 2001-05-15
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  -----   EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001



  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
    X      Yes                 No
---------          ----------

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                                          $ 1,336,472
 Accounts receivable                                                                    171,841
 Prepaid expenses                                                                       125,425
 Escrow deposits, land                                                                    5,000

 Property:
      Land                                                                           12,649,266
      Buildings                                                                      17,176,432
      Furniture, fixtures and equipment                                                 125,232
                                                                                ----------------
                                                                                     29,950,930
      Accumulated depreciation                                                       (1,715,317)
                                                                                ----------------
         Total property, net                                                         28,235,613
                                                                                ----------------


 Net investment in direct financing leases                                            5,408,831
 Other assets:
      Preacquisition costs                                                                1,698
      Loan acqusition cost, net of $13,060 in accumulated amortization                  161,446
      Accrued rental income                                                             403,525
      Investment in non-consolidated subsidiary                                         670,981
      Other                                                                               5,313
                                                                                ----------------
         Total other assets                                                           1,242,963

                                                                                ----------------
 TOTAL ASSETS                                                                      $ 36,526,145
                                                                                ================



 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                                                $ 15,524,767
      Accounts payable                                                                  444,549
      Security deposit                                                                   32,123
                                                                                ----------------
         TOTAL LIABILITIES                                                           16,001,439
                                                                                ----------------

 Minority interest                                                                    5,117,649

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued              -
      Common stock, $.01 par value, 100,010,000 shares authorized,
         2,384,117 shares issued and outstanding                                         23,841
      Capital in excess of par value                                                 21,590,799
      Accumulated distributions in excess of earnings                                (6,080,116)
      Cost of treasury stock, 11,373 shares                                            (127,467)
                                                                                ----------------
         TOTAL SHAREHOLDERS' EQUITY                                                  15,407,057
                                                                                ----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 36,526,145
                                                                                ================




 See Notes to Consolidated Financial Statements.




              AMREIT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED MARCH 31,
                       (Unaudited)

                                                                           2001                    2000
                                                                ----------------    --------------------

 Revenues:
      Rental income from operating leases                             $ 633,237               $ 702,083
      Earned income from direct financing leases                        164,947                 167,890
      Advisory fees                                                      86,468                  91,977
      Gain on sale of property                                          168,909                       -
      Interest income                                                     2,162                  13,223
      Service fees and other income                                     207,127                   5,065
                                                                ----------------    --------------------
          Total revenues                                              1,262,850                 980,238
                                                                ----------------    --------------------

 Expenses:
      General operating and administrative                              414,123                 401,052
      Legal and professional                                             28,611                  74,041
      Interest                                                          331,507                 313,462
      Depreciation                                                      113,559                 113,282
                                                                ----------------    --------------------
          Total expenses                                                887,800                 901,837
                                                                ----------------    --------------------

 Income before federal income taxes and minority
      interest in net income of consolidated joint ventures             375,050                  78,401

 Minority interest in net income of consolidated joint ventures        (131,643)               (131,732)
                                                                ----------------    --------------------

 Net income (loss)                                                    $ 243,407               $ (53,331)
                                                                ================    ====================



 Basic and diluted earnings (loss) per share                             $ 0.10                 $ (0.02)
                                                                ================    ====================



 Weighted average number of common shares outstanding                 2,363,382               2,372,744
                                                                ================    ====================


 Weighted average number of common shares outstanding
      plus dilutive potential common shares                           2,363,382               2,372,744
                                                                ================    ====================



See Notes to Consolidated Financial Statements.

                                       AMREIT, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                (Unaudited)

                                                                                 2001                 2000
                                                                     ----------------      ---------------

 Cash flows from operating activities:
      Net income (loss)                                                     $ 243,407            $ (53,331)
      Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
             Gain on sale of property                                        (168,909)                   -
             Depreciation                                                     113,559              113,282
             Decrease in accounts receivable                                  111,109               82,497
             Increase in prepaid expense                                         (881)             (12,075)
             Decrease in accounts payable                                    (114,366)            (174,135)
             Increase in deferred revenue                                           -               63,847
             Cash receipts from direct financing leases
                 less than income recognized                                   (6,460)              (7,421)
             Increase in escrow deposits, net of
                 minority interest partners                                    (5,000)             (20,000)
             Increase in accrued rental income                                (18,743)             (30,341)
             Increase in other assets                                          (5,313)              (3,766)
             Increase (decrease) in minority interest                         131,643               (1,282)
                                                                      ----------------      ---------------
                 Net cash provided by (used in) operating activities          280,046              (42,725)
                                                                      ----------------      ---------------


 Cash flows from investing activities:
      Acquisitions of real estate                                            (181,668)                (325)
      Additions to furniture, fixtures and equipment                                -               (1,254)
      Investment in joint ventures                                           (420,000)                   -
      Proceeds from sale of property                                        1,025,347                    -
      Increase in prepaid acquisition costs                                    (1,074)                (717)
                                                                      ----------------      ---------------
          Net cash provided by (used in) investing activities                 422,605               (2,296)
                                                                      ----------------      ---------------


 Cash flows used in financing activities:
      Proceeds from notes payable                                           2,452,500                    -
      Payments of notes payable                                            (2,399,916)              (1,994)
      Loan acquisition costs, net                                             (45,231)                   -
      Retirement of common stock                                              (65,068)                   -
      Distributions paid to shareholders                                     (100,000)             (43,183)
      Distributions to minority interest partners                            (144,331)                   -
                                                                      ----------------      ---------------
          Net cash used in financing activities                              (302,046)             (45,177)
                                                                      ----------------      ---------------

 Net increase (decrease) in cash and cash equivalents                         400,605              (90,198)
 Cash and cash equivalents, beginning of period                               935,867            1,118,746
                                                                      ----------------      ---------------
 Cash and cash equivalents, end of period                                 $ 1,336,472          $ 1,028,548
                                                                      ================      ===============


 See Notes to Consolidated Financial Statements.



                                                     4

                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. Through a wholly owned subsidiary, the Company also provides advisory services to twelve real estate limited partnerships.

     The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1"), AmREIT Opportunity Corporation ("AOP"), Reno IHOP L.P. ("Reno IHOP") and Sugar Land IHOP L.P. ("Sugar Land IHOP") and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. Reno IHOP and Sugar Land IHOP were formed in February 2001. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lender request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. Reno IHOP is a special purpose entity, created solely at the lender request. Reno IHOP owns land located in Reno, Nevada that is leased to IHOP Properties. Sugar Land IHOP is a special purpose entity, created solely at the lender request. Sugar Land IHOP owns land located in Sugar Land, Texas that is leased to IHOP Properties. The Company owns 100% of the outstanding preferred shares of ARIC and AOP. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. AOC and AOP were formed with the intention to qualify and to operate as a real estate investment trust under federal tax laws. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

     Other assets include loan acquisition costs. Loan acquisition costs of $174,506 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of March 31, 2001 totaled $13,060.

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month periods ended March 31, 2001 and 2000.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURE

     On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners, Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is approximately 6.7%.


3.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 2001, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At March 31, 2001, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (weighted average rate of 8.6% as of March 31, 2001), set quarterly depending on the Company's leverage ratio. As of March 31, 2001, $12,091,752 was outstanding under the Credit Facility.


     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $984,551 being outstanding at March 31, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of March 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,216,199.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,347,778 being outstanding at March 31, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of March 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,666,605.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,102,500 with $1,100,686 being outstanding at March 31, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of March 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,341,030.

     Aggregate annual maturity of the mortgage notes payable for each of the following five years ending December 31 are as follows:

           2001                                               $    40,054
           2002                                                    63,190
           2003                                                    68,617
           2004                                                    74,511
           2005                                                    80,911
           Thereafter                                           3,105,732
                                                             -------------
                                                              $ 3,433,015

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three months ended March 31, 2001 and March 31, 2000:
                                                  2001                 2000
                                                  ----                 ----

     America's Favorite Chicken Co.           $  20,794          $  24,570
     Don Pablos                                  19,612             19,612
     Hollywood Entertainment Corp.               68,290             68,290
     International House of Pancakes            121,410            113,572
     Just For Feet, Inc.                        177,180            302,750
     OfficeMax, Inc.                            129,623            129,623
     One Care Health Industries, Inc.            50,409             50,409
     Sugar Land Imaging Affiliates Ltd.          49,719                  -
     Tandy Corporation                           27,225             27,225
     Washington Mutual                           39,448             39,448
     Wherehouse Entertainment                    94,474             94,474
                                              ---------          ---------
                                              $ 798,184          $ 869,973
                                              =========          =========

5.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


                                            For the Three Months Ended March 31,
                                                        2001            2000
                                                     ---------        ---------
     BASIC EARNINGS PER SHARE
       Weighted average common shares outstanding    2,363,382        2,372,744
                                                     =========        =========

                 Basic earnings (loss) per share     $     .10        $    (.02)
                                                     =========        =========

     DILUTED EARNINGS PER SHARE
       Weighted average common shares outstanding    2,363,382        2,372,744
       Shares issuable from assumed conversion of            -                -
         warrants                                    ---------        ---------
       Weighted average common shares outstanding,   2,363,382        2,372,744
        as adjusted                                  =========        =========


                Diluted earnings (loss) per share    $     .10        $    (.02)
                                                     =========        =========


     EARNINGS FOR BASIC AND DILUTED COMPUTATION
       Net income (loss) to common shareholders      $ 243,407        $ (53,331)
        (basic and diluted earnings (loss) per share =========        =========
         computation)

6.   RELATED PARTY TRANSACTIONS

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

7.   COMMITMENTS

The Company has a 3-year lease agreement for its office facilities. The lease terminated March 31, 2001 and the Company is now on a month to month lease until a long term lease can be completed. The Company is negotiating with the Landlord and expects to reach a long term agreement prior to June 30, 2001. Rental expense for the three months ended March 31, 2001 and 2000 was $16,117 and $16,000 respectively.

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the disposition of assets, as well as undistributed funds from operations. At March 31, 2001 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. The Company has approximately $1,716,000 available under its line of credit, subject to use of proceeds by the lender.

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

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 1, 2001, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At March 31, 2001, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of March 31, 2001, $12,091,752 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage note payable with NW L.L.C. for $1,000,000. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,216,199, net of $69,655 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,666,605, net of $37,029 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note payable with General Electric Capital Business Asset Funding Corporation for $1,102,500. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,341,030, net of $31,794 of accumulated depreciation.

As of March 31, 2001, the Company had acquired twelve properties directly and six properties through joint ventures with entities with common management and had invested $29,841,822, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 2001, the Company's cash and cash equivalents totaled $1,336,472.

The Company made cash distributions to the Shareholders for the three months ended March 31, 2001 and 2000, of $100,000 and $43,183 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $128,106 over 213% to $188,057 for the three months ended March 31, 2001 from $59,951 for the three months ended March 31, 2000. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three months ended March 31:

                                                     2001                2000
                                                   -------             -------
Net income (loss)                                $ 243,407            $( 53,331)
Less gain on sale of property                      168,909                   -
Plus depreciation                                  113,559              113,282
                                                 ----------           ----------
Total funds from operations                      $ 188,057            $  59,951
                                                 ==========           ==========

Cash distributions paid                          $ 100,000            $  43,183
Distributions less than of FFO                   $  88,057            $  16,768


Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:
                                                2001               2000
                                               ------             ------
Operating activities                        $   280,046        $(  42,725)
Investing activities                        $   422,605        $(   2,296)
Financing activities                        $(  302,046)       $(  45,177)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2001 to March 31, 2000:

During each of the three months ended March 31, 2001 and March 31, 2000, the Company owned and leased 19 and 16 properties, respectively. During the three months ended March 31, 2001 and March 31, 2000, the Company earned $798,184 and $869,973, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in revenue of $71,789 is primarily from decreased revenue from Just for Feet due to the properties vacated in Sugar Land, Texas and The Woodlands, Texas. The decrease from Just for Feet is partially offset by income from Sugar Land Imaging, one of our new tenants in the former Sugar Land Just for Feet building. Additionally the Company recorded a gain on sale of property of $168,909 in 2001 from the sale of an America's Favorite Chicken restraunt located near Atlanta, Georgia. The Company's service fees and other income also increased $202,062 due primarily to increased brokerage commissions and construction management fees.

During the three months ended March 31, 2001 and March 31, 2000, the Company's expenses were $887,800 and $901,837 respectively. The $14,037 decrease in expenses is primarily attributable to decreased legal and professional of $45,430 caused primarily by employee placement fees incurred in 2000. Increased interest expense of $18,045 and increased general operating expenses of $13,071 partially offset the lower professional fees.

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





                                   AmREIT, Inc.
                                   ------------------------------------------
                                   (Issuer)




May 15, 2001                       /s/ H. Kerr Taylor
------------                       -------------------------------------------
Date                               H. Kerr Taylor, President





May 15, 2001                       /s/ Chad C. Braun
------------                       -------------------------------------------
Date                               Chad C. Braun (Principal Accounting Officer)

                                          EXHIBIT 11

                                 AmREIT, Inc. and Subsidiaries
                           Computation of Earnings per Common Share
                      For the Three Months Ended March 31, 2001 AND 2000



                                                                        2001              2000
Basic Earnings per Share:

Weighted Average Number of
   Common Shares Outstanding                                       2,363,382         2,372,744
                                                                ==============     =============

Net income (loss)                                                $   243,407         $ (53,331)
                                                                ==============     =============

Basic earnings (loss) per share                                       $ 0.10           $ (0.02)
                                                                ==============     =============



Diluted Earnings per Share:

Weighted Average Number of
   Common Shares Outstanding                                        2,363,382         2,372,744

Shares Issuable From Assumed
   Conversion of Stock Warrants                                            -                 -

Total Weighted Average Number of Common
   Shares Outstanding as Adjusted                                   2,363,382         2,372,744
                                                                ==============     =============



Net income (loss)                                                   $ 243,407         $ (53,331)
                                                                ==============     =============


Diluted earnings (loss) per share                                      $ 0.10           $ (0.02)
                                                                ==============     =============

