Form 10QSB
period 2001-06-30
AMREIT INC
filed 2001-08-14
CIK 913957

Microsoft Word 10.0.2627;17

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934



For the quarterly period ended  June 30, 2001
                                -------------



            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----------- EXCHANGE ACT OF 1934


For the transition period from                           to
                                ------------------    ------------------


Commission File Number:         0-28378


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
    X      Yes                 No
---------          ----------

                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                      $    852,300
 Accounts receivable                                                  83,891
 Prepaid expenses                                                    206,887
 Escrow deposits, land                                                 5,000

 Property:
      Land                                                        12,649,273
      Buildings                                                   17,280,102
      Furniture, fixtures and equipment                              251,959
                                                                 -----------
                                                                  30,181,334
      Accumulated depreciation                                    (1,828,875)
                                                                 ------------
         Total property, net                                      28,352,459
                                                                 -----------

 Net investment in direct financing leases                         5,417,216
 Other assets:
      Preacquisition costs                                            17,120
      Loan acquisition cost, net of $15,290 in
          accumulated amortization                                   160,233
      Accrued rental income                                          427,356
      Investment in non-consolidated subsidiary                      452,981
      Other                                                            5,313
                                                                ------------
         Total other assets                                        1,063,003

                                                                ------------
 TOTAL ASSETS                                                   $ 35,980,756
                                                                ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                             $ 14,522,656
      Accounts payable                                               421,234
      Security deposit                                                32,123
                                                                ------------
          TOTAL LIABILITIES                                       14,976,013
                                                                ------------

 Minority interest                                                 5,105,207

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares
        authorized, none issued                                           -
      Common stock, $.01 par value, 100,010,000 shares
          authorized, 2,384,117 shares issued                        23,841
      Capital in excess of par value                             21,655,867
      Accumulated distributions in excess of earnings            (5,554,110)
      Cost of treasury stock, 29,768 shares                        (226,062)
                                                               ------------
         TOTAL SHAREHOLDERS' EQUITY                              15,899,536
                                                               ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 35,980,756
                                                               ============

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                  Quarter                             Year to date
                                                           2001              2000                2001              2000
                                                         ----------         ---------        -----------     -----------
 Revenues:
      Rental income from operating leases                $  662,868        $  582,013        $ 1,296,105     $ 1,284,096
      Earned income from direct financing leases            151,374           167,139            316,321         335,029
      Advisory fees                                       1,162,152           340,448          1,248,620         432,425
      Gain on sale of property                                    7                 -            168,916               -
      Interest income                                           889            13,483              3,051          26,706
      Service fees and other income                          60,027             3,480            413,775          17,293
                                                        -----------        ----------        -----------     -----------
         Total revenues                                   2,037,317         1,106,563          3,446,788       2,095,549
                                                        -----------        ----------        -----------     -----------

 Expenses:
      General operating and administrative                  438,946           363,873            853,069         764,925
      Legal and professional                                475,593            70,187            650,825         152,976
      Interest                                              233,604           320,013            565,111         633,475
      Depreciation                                          113,558           113,423            227,117         226,705
                                                        -----------        ----------        -----------      -----------
         Total expenses                                   1,261,701           867,496          2,296,122       1,778,081
                                                        -----------        ----------        -----------      -----------

 Income before federal income taxes and minority
      interest in net income of consolidated joint
      ventures                                              775,616           239,067          1,150,666         317,468

 Minority interest in net income of consolidated
 joint venture                                             (131,893)         (131,764)          (263,536)       (263,496)
                                                        -----------       -----------        -----------     -----------

 Net income                                             $   643,723       $   107,303        $   887,130       $  53,972
                                                        ===========       ===========        ===========       =========


 Basic and diluted earnings per share                   $      0.27       $      0.05        $      0.38          $ 0.02
                                                        ===========       ===========        ===========      ==========

 Weighted average number of common shares outstanding     2,355,423         2,372,744          2,359,380       2,372,744
                                                        ===========       ===========        ===========      ==========
 Weighted average number of common shares outstanding
      plus dilutive potential common shares               2,355,423         2,372,744          2,359,380       2,372,744
                                                        ===========       ===========        ===========      ==========

  See Notes to Consolidated Financial Statements.

                                        3

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                   Quarter                          Year to Date
                                                             2001               2000              2001             2000
                                                         --------------     --------------    -------------    -------------
 Cash flows from operating activities:
      Net income                                             $ 643,723          $ 107,303        $ 887,130         $ 53,972
      Adjustments to reconcile net income to net cash
           provided by operating activities:
            Gain on sale of property                                (7)                 -         (168,916)               -
            Depreciation                                       113,558            113,423          227,117          226,705
            Decrease in accounts receivable                     87,950             46,137          199,059          128,634
            (Decrease) increase in prepaid expense             (81,462)            17,165          (82,343)           5,090
            Decrease in accounts payable                       (23,315)           (64,575)        (137,681)        (238,710)
            Increase in deferred revenue                             -              2,672                -           66,519
            Cash receipts from direct financing leases
               less than income recognized                      (8,385)            (6,670)         (14,845)         (14,091)
            Increase in escrow deposits, net of
               minority interest partners                            -            (10,000)          (5,000)         (30,000)
            Increase in accrued rental income                  (23,831)            (7,706)         (42,574)         (38,047)
            Increase (decrease) in other assets                  1,213              3,839           (4,100)              73
            Decrease in minority interest                      131,893            131,764          263,536          263,496
                                                         --------------     --------------    -------------    -------------
              Net cash provided by operating activities        841,337            333,352        1,121,383          423,641
                                                         --------------     --------------    -------------    -------------

 Cash flows from investing activities:
      Acquisitions of real estate                             (230,404)                 -         (412,072)               -
      Additions to furniture, fixtures and equipment                 -             (4,396)               -           (5,975)
      Investment in joint ventures                             218,000                  -         (202,000)               -
      Proceeds from sale of property                                 7                  -        1,025,354                -
      Increase in prepaid acquisition costs                    (15,422)            (1,698)         (16,496)          (2,415)
                                                         --------------     --------------    -------------    -------------
         Net cash (used in) provided by investing
         activities                                            (27,819)            (6,094)         394,786           (8,390)
                                                         --------------     --------------    -------------    -------------

 Cash flows from financing activities:
      Proceeds from notes payable                                    -                  -        2,452,500                -
      Payments of notes payable                             (1,002,111)            (2,041)      (3,402,027)          (4,035)
      Loan acquisition costs, net                                    -                  -          (45,231)               -
      Purchase of treasury stock                               (33,527)                 -          (98,595)               -
      Distributions paid to shareholders                      (117,717)           (53,241)        (217,717)         (96,424)
      Distributions to minority interest partners             (144,335)          (155,650)        (288,666)        (288,664)
                                                         --------------     --------------    -------------    -------------
         Net cash used in financing activities              (1,297,690)          (210,932)      (1,599,736)        (389,123)
                                                         --------------     --------------    -------------    -------------

 Net (decrease) increase in cash and cash equivalents         (484,172)           116,326          (83,567)          26,128
 Cash and cash equivalents, beginning of period              1,336,472          1,028,548          935,867        1,118,746
                                                         --------------     --------------    -------------    -------------
 Cash and cash equivalents, end of period                    $ 852,300        $ 1,144,874        $ 852,300      $ 1,144,874
                                                         ==============     ==============    =============    =============

 See Notes to Consolidated Financial Statements.

                                       4

                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. The Company is a real estate investment trust (a "REIT") that acquires, develops, owns and manages high-quality, freestanding and multi-tenant properties leased to major commercial businesses under long-term commercial net leases. Through its wholly owned subsidiaries, the Company also provides advisory services to twelve real estate limited partnerships, has a real estate sponsorship company, commercial brokerage and merchant development lines of business. Additionally, the Company has invested in a Capital Development Partners Program whereby the Company partners with some of the best commercial and retail companies in the country to solve their real estate needs and add value to the Company shareholders.

     The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1"), AmREIT Opportunity Corporation ("AOP"), AmREIT Income and Growth Corporation ("AIGC"), Reno IHOP L.P. ("Reno IHOP"), Sugar Land IHOP L.P. ("Sugar Land IHOP"), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. AIGC was formed in January 2001, and Reno IHOP and Sugarland IHOP were both formed in February 2001. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lender request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. ARIC and AOP were structured as non-qualified REIT subsidiaries, whereby AmREIT owned 100% of the preferred stock outstanding. In January 2001, ARIC and AOP elected to restructure their respective capital stock in conjunction with the 2000 tax act. As a result, the preferred stock held by AmREIT will be retired and common stock will be issued in its place. ARIC and AOP will then be taxable REIT subsidiaries, with AmREIT, Inc. owning 100% of the outstanding common stock. AIGC was organized as a taxable REIT subsidiary with AmREIT, Inc. owning 100% of the outstanding common stock. Reno IHOP is a special purpose entity, created solely at the lender request. Reno IHOP owns land located in Reno, Nevada that is leased to IHOP Properties. Sugar Land IHOP is a special purpose entity, created solely at the lender request. Sugar Land IHOP owns land located in Sugar Land, Texas that is leased to IHOP Properties. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.


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


     AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd., which is accounted for using the cost method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 12.6 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

     Other assets include loan acquisition costs. Loan acquisition costs of $175,523 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of June 30, 2001 totaled $15,290.


     Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.


     The Company is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income is distributed by March 15 of the following year.

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

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.
     On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodiwll from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six month periods ended June 30, 2001 and 2000.

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


3.   NOTES PAYABLE


     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 2001, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At June 30, 2001, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (6.625% as of June 30, 2001), set quarterly depending on the Company's leverage ratio. As of June 30, 2001, $11,000,000 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten-year mortgage amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $982,348 being outstanding at June 30, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of June 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,210,842.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,343,289 being outstanding at June 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of June 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,660,434.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,102,500 with $1,097,019 being outstanding at June 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of June 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,335,730.



     Aggregate annual maturity of the remaining mortgage note payable for each of the following five years ending December 31 are as follows:


            2001                                    $    29,695
            2002                                         63,190
            2003                                         68,617
            2004                                         74,511
            2005                                         80,911
            Thereafter                                3,105,732
                                                      ---------
                                                    $ 3,442,656
                                                    ===========

4.   MAJOR TENANTS


     The following schedule summarizes rental income by lessee for the three and six-months ended June 30, 2001 and June 30, 2000:

                                                  Quarter                        Year to Date
                                           2001            2000             2001               2000
                                           ----            ----             ----               ----

     Just For Feet, Inc.                 $177,459      $ 177,202          $ 354,639        $  479,953
     OfficeMax, Inc.                      129,624        129,622            259,247           259,245
     International House of Pancakes      121,582        118,295            242,993           231,865
     Blockbuster Music Retail, Inc.        94,477         94,475            188,951           188,950
     Hollywood Entertainment Corp.         68,291         68,294            136,581           136,584
     Sugar Land Imaging Affiliates Ltd.    53,302              -            103,021                 -
     One Care Health Industries, Inc.      50,409         50,409            100,818           100,818
     Washington Mutual                     39,449         39,448             78,896            78,896
     Tandy Corporation                     27,225         27,225             54,450            54,450
     Don Pablos                            20,359         19,612             39,971            39,224
     Mattress Giant                        32,065              -             32,065                 -
     America's Favorite Chicken Co.             -         24,570             20,794            49,140
                                         --------       ----------       ----------       -----------

                                         $814,242      $ 749,152         $1,612,426        $1,619,125
                                         ========      =========         ==========        ==========




5.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:



                                                                               Quarter                   Year to Date
                                                                        2001             2000         2001           2000
                                                                        ----             ----         ----           ----

BASIC EARNINGS PER SHARE

     Weighted average common shares outstanding                     $ 2,355,423       2,372,744      2,359,380       2,372,744
                                                                    ===========     ============   ===========     ===========
         Basic earnings per share                                   $       .27     $       .05    $       .38     $        02
                                                                    ===========     ============   ===========     ===========


DILUTED EARNINGS PER SHARE

     Weighted average common shares outstanding                       2,355,423      2,372,744       2,359,380      2,372,744
     Shares issuable from assumed conversion of warrants                      -              -               -              -
                                                                    -----------     ----------     -----------     ----------

     Weighted average common shares outstanding, as adjusted          2,355,423      2,372,744       2,359,380      2,372,744
                                                                    ===========    ===========     ===========    ===========
         Diluted earnings per share                                 $       .27    $       .05     $       .38    $       .02
                                                                    ===========    ===========     ===========    ===========


EARNINGS FOR BASIC AND DILUTED COMPUTATION
     Net income to common shareholders (basic and diluted

         earnings per share computation)                            $  643,723    $   107,303      $  887,130     $    53,972
                                                                    ==========    ===========      ==========     ===========

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

     On February 11, 1997, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed for the purchase of a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Company's interest in the joint venture is 51%. On February 16, 2000 the lease agreement was assumed by Footstar, Inc. and continues to be operated as a Just For Feet. Footstar Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company (FTS) and has assumed the Just For Feet lease as is.

     On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed to purchase a parcel of land in The Woodlands, Texas upon which the tenant, Bank United, constructed a branch bank building at its cost. At the termination of the lease the improvements will be owned by the joint venture. In March 2001, Bank United was acquired by Washington Mutual and the lease agreement was assigned and assumed in its entirety. The Company's interest in the joint venture is 51%.

     On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Company's interest in the joint venture is 51.9%. On February 16, 2000 the lease agreement was assumed by Footstar, Inc. and continues to be operated as a Just For Feet. Footstar Inc., the second largest retailer of athletic footwear and apparel, is a publicly owned New York Stock Exchange company (FTS) and has assumed the Just For Feet lease as is.

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



7.   COMMITMENTS


The Company had a 3-year lease agreement for its office facilities. The lease terminated in February 2001, however the Company is now on a month to month lease until a long term lease can be completed. Rental expense for the three months ended June 30, 2001 and 2000 was $16,116 and $16,116 respectively, and for the six months ended June 30, 2001 and 2000 was $32,232 and $32,232 respectively.


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


In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, a merger with certain affiliated partnerships or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations. At June 30, 2001 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. The Company has approximately $1,716,000 available under its line of credit, subject to use of proceeds by the lender.

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


In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 1 2001, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At June 30, 2001, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of June 30, 2001, $11,100,000 was outstanding under the Credit Facility. An alternative to extending our floating rate credit facility, the Company may choose to take advantage of the current interest rate environment, and place fixed rate, long term, permanent debt on select properties and use the proceeds to pay off our credit facility and lock in interest rates long term.

In March 1999, the Company entered into a ten-year mortgage note payable with NW L.L.C. for $1,000,000 at March 31, 1999, with $982,348 being outstanding at June 30, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,210,842, net of $75,012 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000, with $1,343,289 being outstanding at June 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,660,434, net of $43,200 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note payable with General Electric Capital Business Asset Funding Corporation for $1,102,500, with $1,097, 019 being outstanding at June 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,335,730, net of $37,094 of accumulated depreciation.

As of June 30, 2001, the Company had acquired twelve properties directly and six properties through joint ventures with entities with common management and had invested $29,841,822, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 2001, the Company's cash and cash equivalents totaled $854,300.

The Company made cash distributions to the Shareholders for the three months ended June 30, 2001 and 2000, distributing a total of $117,717 and $53,241 respectively. Distributions for the six months ended June 30, 2001 and 2000 totaled $217,717 and $96,424 respectively.


Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS


Funds from operations (FFO) increased $664,597 or 237% to $945,331 for the six months ended June 30, 2001 from $280,677 for the six months ended June 30, 2000. This increase in FFO for the six months ended June 30, 2001 is primarily due to an increase in the Company's Capital Development Partners Program, whereby the Company partners with the best retailers across the Country to solve their real estate problems. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with accounting principles generally accepted in the United States of America) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under accounting principles generally accepted in the United States of America. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by accounting principles generally accepted in the United States of America and should not be considered an alternative to net income as an indication of the Company's performance.



Below is the reconciliation of net income to funds from operations for the three and six months ended June 30:


                                                  Quarter                     Year to Date

                                         2001              2000            2001          2000

Net income                           $ 643,723         $ 107,303        $ 887,130     $  53,972
Plus depreciation                      113,558           113,423          227,117       226,705
Less Gain on Sale of Operating
      Properties                            (7)                -         (168,916)            -
                                     ---------         ---------        ----------    ---------
Total funds from operations          $ 757,274         $ 220,726        $ 945,331     $ 280,677
                                     =========         =========        =========     =========
Cash distributions paid              $ 117,717         $  53,241        $ 217,717     $  96,424
Distributions less than FFO          $ 639,557         $ 167,485        $ 727,614     $ 184,253



Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                    Quarter                 Year to date

                                2001         2000         2001         2000
                                ----         ----         ----         ----
Operating activities       $   580,638   $ 177,702    $   597,398   $ 134,977
Investing activities       $    27,819)  $  (6,094)   $   394,786   $  (8,390)
Financing activities       $(1,034,991)  $ (55,282)   $(1,073,751)  $(100,459)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2001 to June 30, 2000:


During the three months ended June 30, 2001 and June 30, 2000, the Company's revenues were $2,037,317 and $1,106,563 respectively. The $930,754 increase in revenue is primarily due to an increase in the Company's Capital Development Partners Program, which generated gross revenues of $1,082,125 to ARIC, a wholly owned taxable REIT subsidiary. This increase was partially offset by a decrease in earned income from direct financing leases, interest income and brokerage income.

During the three months ended June 30, 2001 and June 30, 2000, the Company's expenses were $1,261,701 and $867,496, respectively. The $394,205 increase in expenses is primarily attributable to transaction costs related to the Company's Capital Development Partners Program of approximately $404,545 and an increase to personnel costs and general operating and administrative expense of approximately $75,073, which is partially offset by a decrease in interest expense of $86,409.


Comparison of the Six Months Ended June 30, 2001 to June 30, 2000:


During the six months ended June 30, 2001 and June 30, 2000, the Company's revenues were $3,446,788 and $2,095,549 respectively. The $1,351,239 revenue increase is primarily attributed to an increase in the Company's Capital Development Partners Program, which generated gross revenues of $1,082,125 to ARIC, a wholly owned taxable REIT subsidiary. Additionally, the Company sold an AFC, Inc. Church's Chicken in the first quarter, resulting in a gain on sale of investment property of approximately $168,916.

During the six months ended June 30, 2001 and June 30, 2000, the Company's expenses were $2,296,122 and $1,778,081, respectively. The $518,041 increase in expenses is primarily attributable to transaction costs related to the Company's Capital Development Partners Program of approximately $404,545. This increase in transaction costs is partially offset by lower borrowing costs and more aggressive cash management, resulting in a decrease in interest expense of approximately $68,364.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

NONE

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   AmREIT, Inc.
                                   --------------------------------------
                                   (Issuer)





August 14, 2001                    /s/ H. Kerr Taylor
---------------                    --------------------------------------
Date                               H. Kerr Taylor, President





August 14, 2001                   /s/ Chad C. Braun
---------------                   -----------------------
Date                              Chad C. Braun (Principal Accounting Officer)