Form 10QSB
period 2001-09-30
AMREIT INC
filed 2001-11-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                                ------------------


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -----------EXCHANGE ACT OF 1934



For the transition period from                           to
                                ------------------------    ------------------


Commission File Number:         0-28378


                                  AMREIT, INC.


       MARYLAND CORPORATION                          IRS IDENTIFICATION NO.
                                                     76-0410050

       8 GREENWAY PLAZA, SUITE 824                   HOUSTON, TX 77046
                                                     (713) 850-1400


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X      Yes                 No
                                   ---------          ----------

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)
 ASSETS
 Cash and cash equivalents                                         $   321,692
 Accounts receivable                                                    65,276
 Prepaid expenses, net                                                 192,263

 Property:
  Land                                                              12,649,273
      Buildings                                                     17,280,307
      Furniture, fixtures and equipment                                271,260
                                                                  ------------
                                                                    30,200,840
      Accumulated depreciation                                      (1,946,900)
                                                                  ------------
         Total property, net                                        28,253,940
                                                                  ------------
 Net investment in direct financing leases                           5,425,842
 Other assets:
      Preacquisition costs                                              29,642
      Loan acquisition cost, net of $17,465 in accumulated
        amortization                                                   201,350
      Accrued rental income                                            451,281
      Investment in non-consolidated subsidiary                        674,171
      Other                                                              5,312
                                                                  ------------
         Total other assets                                          1,361,756

 TOTAL ASSETS                                                     $ 35,620,769
                                                                  ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                               $ 14,407,962
      Accounts payable                                                 430,936
      Security deposit                                                  32,123
                                                                  ------------
         TOTAL LIABILITIES                                          14,871,021


 Minority interest                                                   5,092,797

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares
        authorized, none issued                                              -
      Common stock, $.01 par value, 100,010,000 shares authorized,
        2,384,117 shares issued                                         23,841
      Capital in excess of par value                                21,655,867
      Accumulated distributions in excess of earnings               (5,796,695)
      Cost of treasury stock, 29,768 shares                           (226,062)
                                                                  ------------
         TOTAL SHAREHOLDERS' EQUITY                                 15,656,951
                                                                  ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 36,620,769
                                                                  ============

 See Notes to Consolidated Financial Statements.

                          AmREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                     Quarter                         Year to date
                                                           2001                  2000             2001              2000
                                                          ---------           ---------        -----------     -----------
 Revenues:
      Rental income from operating leases                 $ 664,778           $ 588,063        $ 1,960,883      $1,872,159
      Earned income from direct financing leases            151,615             166,392            467,936         501,421
      Advisory fees                                         235,888             169,032          1,484,508         601,457
      Gain on sale of property                                    -                (834)           168,916            (834)
      Interest income                                         3,384               1,989              6,435          28,695
      Service fees and other income                          29,031              32,052            442,806          39,220
                                                          ---------           ---------        -----------      ----------
         Total revenues                                   1,084,696             956,694          4,531,484       3,042,118
                                                          ---------           ---------        -----------      ----------

 Expenses:
      General operating and administrative                  481,187             246,563          1,334,256       1,011,488
      Legal and professional                                101,379               6,871            752,204         149,722
      Interest                                              264,232             365,279            829,343         998,754
      Depreciation                                          118,025             113,353            345,142         340,058
      Merger Costs - Partnership                             93,511              30,736             93,511          30,736
                                                          ---------           ---------        -----------      ----------
          Total expenses                                  1,058,334             762,802          3,354,456       2,530,758
                                                          ---------           ---------        -----------      ----------

 Income before federal income taxes and minority
      interest in net income of consolidated
      joint ventures                                         26,362             193,892          1,177,028         511,360

 Minority interest in net income of consolidated
      joint ventures                                       (131,922)           (131,798)          (395,458)       (395,294)
                                                         ----------           ---------        -----------      ----------

 Net (loss) income                                       $ (105,560)           $ 62,094          $ 781,570       $ 116,066
                                                         ==========           =========        ===========      ==========


 Basic and diluted (loss) earnings per share             $    (0.04)          $    0.03        $      0.33      $     0.05
                                                         ==========           =========        ===========      ==========

 Weighted average number of common shares outstanding     2,354,349           2,372,744          2,357,685       2,372,744
                                                         ==========           =========        ===========      ==========
  Weighted average number of common shares outstanding
      plus dilutive potential common shares               2,354,349           2,372,744          2,357,685       2,372,744
                                                         ==========           =========        ===========      ==========


  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                               Quarter                       Year to Date
                                                        2001            2000            2001            2000
                                                      ----------     ----------       ------------    -----------
  Cash flows from operating activities:
     Net (loss) income                                $ (105,560)    $   62,094      $  781,570     $  116,066
     Adjustments to reconcile net (loss) income to
     net cash
          provided by operating activities:
           Loss (gain) on sale of property                     -            834        (168,916)           834
           Depreciation                                  118,025        113,353         345,142        340,058
           Decrease in accounts receivable                18,615         37,201         217,674        165,835
           Decrease (increase) in prepaid expense         14,624        (44,997)        (67,719)       (39,907)
           Increase (decrease) in accounts payable         9,702        110,428        (127,979)      (128,282)
           (Decrease) increase in deferred revenue             -         (3,001)              -         63,518
           Increase in security deposits                                 16,573                         16,573
           Cash receipts from direct financing leases
              less than income recognized                 (8,626)        (5,930)        (23,471)       (20,021)
           Decrease (increase) in escrow deposits, net of
              minority interest partners                   5,000         (5,313)              -        (35,313)
           Increase in accrued rental income             (23,926)       (19,035)        (66,500)       (57,082)
           Increase in other assets                       (1,212)       (13,144)         (5,312)       (13,071)
           Decrease in minority interest                 131,922        131,798         395,458        395,294
                                                      ----------     ----------      ----------     ----------
             Net cash provided by operating activities   158,564        380,861       1,279,947        804,502
                                                      ----------     ----------      ----------     ----------

 Cash flows from investing activities:
     Improvements to real estate                         (19,506)             -        (431,578)             -
     Additions to furniture, fixtures and equipment            -        (19,511)              -        (25,486)
     Investment in joint ventures                       (221,190)        (1,000)       (423,190)        (1,000)
     Proceeds from sale of property                            -          3,496       1,025,354          3,496
     Increase in prepaid acquisition costs               (12,522)        (6,828)        (29,018)        (9,243)
                                                      ----------     ----------      ----------     ----------
          Net cash (used in) provided by investing      (253,218)       (23,843)        141,568        (32,233)
           activities                                 ----------     ----------      ----------     ----------

 Cash flows from financing activities:
     Proceeds from notes payable                               -              -       2,452,500              -
     Payments of notes payable                          (114,694)        (2,084)     (3,516,721)        (6,119)
     Loan acquisition costs, net                         (39,903)             -         (85,134)             -
     Purchase of treasury stock                                -              -         (98,595)             -
     Distributions paid to shareholders                 (137,025)       (59,999)       (354,742)      (156,423)
     Distributions to minority interest partners        (144,332)      (144,321)       (432,998)      (432,985)
                                                      ----------     ----------      ----------     ----------
         Net cash used in financing activities          (435,954)      (206,404)     (2,035,690)      (595,527)
                                                      ----------     ----------      ----------     ----------

 Net (decrease) increase in cash and cash equivalents   (530,608)       150,614        (614,175)       176,742
 Cash and cash equivalents, beginning of period          852,300      1,144,874         935,867      1,118,746
                                                      ----------     ----------      ----------     ----------
 Cash and cash equivalents, end of period             $  321,692     $1,295,488      $  321,692     $1,295,488
                                                      ==========     ==========      ==========     ==========

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


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

     Other assets include loan acquisition costs. Loan acquisition costs of $218,816 incurred in obtaining property financing are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of September 30, 2001 totaled $17,465.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and nine month periods ended September 30, 2001 and 2000.

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


3.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 1, 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At September 30, 2001, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (5.625% as of September 30, 2001), set quarterly depending on the Company's leverage ratio. As of September 30, 2001, $11,000,000 was outstanding under the Credit Facility.

     In March 1999, the Company entered into a ten-year mortgage amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $980,098 being outstanding at September 30, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of September 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,218,359, net of $80,370 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,336,439 being outstanding at September 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,654,262, net of $49,372 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,102,500 with $1,091,425 being outstanding at September 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,330,431, net of $42,393 of accumulated depreciation.


     Aggregate annual maturity of the remaining mortgage note payable for each of the following five years ending December 31 are as follows:

                   2001                            $      15,001
                   2002                                   63,190
                   2003                                   68,617
                   2004                                   74,511
                   2005                                   80,911

                   Thereafter                          3,105,732
                                                       ---------
                                                      $3,407,962

4.   MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three and nine-months ended September 30, 2001 and September 30, 2000:

                                                Quarter                Year to Date
                                           2001        2000         2001          2000
                                           ----        ----         ----          ----

     Just For Feet, Inc.                 $177,523     $177,273    $  532,162      $  657,226
     OfficeMax, Inc.                      129,624      129,623       388,871         388,869
     International House of Pancakes      121,757      123,529       364,750         355,394
     Wherehouse Entertainment, Inc.        94,477       94,476       283,428         283,426
     Hollywood Entertainment Corp.         68,290       68,288       204,871         204,872
     Sugar Land Imaging Affiliates Ltd.    53,302            -       156,323               -
     One Care Health Industries, Inc.      50,155       50,409       150,973         151,227
     Washington Mutual                     39,448       39,450       118,344         118,346
     Mattress Giant                        34,980            -        67,045               -
     Tandy Corporation                     27,225       27,225        81,675          81,675
     Don Pablos                            19,612       19,612        59,583          58,836
     America's Favorite Chicken Co.             -       24,570        20,794          73,709
                                         --------     --------    ----------      ----------
                                         $816,393     $754,455    $2,428,819      $2,373,580
                                         ========     ========    ==========      ==========

5.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


                                                           Quarter                       Year to Date
                                                      2001          2000              2001          2000
                                                      ----          ----              ----          ----


BASIC EARNINGS PER SHARE
     Weighted average common shares outstanding    2,354,349     2,372,744          2,357,685     2,372,744
                                                   =========     =========          =========     =========
         Basic (loss) earnings  per share          $ (  .04)     $     .03          $      .33    $     .05
                                                   =========     =========          ==========    =========


DILUTED EARNINGS PER SHARE
     Weighted average common shares outstanding    2,354,349     2,372,744          2,357,685     2,372,744
     Shares issuable from assumed conversion of
       warrants                                            -             -                  -             -
                                                   ---------     ---------          ---------     ---------
     Weighted average common shares outstanding,
        as adjusted                                2,354,349     2,372,744          2,357,685     2,372,744
                                                   =========     =========          =========     =========
         Diluted (loss) earnings  per share        $ (  .04)     $     .03          $     .33     $     .05
                                                   =========     =========          =========     =========

 EARNINGS FOR BASIC AND DILUTED COMPUTATION
     Net (loss) income to common shareholders
      (basic and diluted (loss) earnings per
       share computation)                          $(105,560)    $  62,094          $ 781,570     $ 116,066
                                                   ==========    =========          =========     =========

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


7.       COMMITMENTS

The Company has a lease agreement for its office facilities through December 31, 2001. The lease, which terminated in May 2001, was extended through December 31, 2001. The Company is in negotiations with the landlord for a long term lease.Rental expense for the three months ended September 30, 2001 and 2000 was $20,202 and $12,674 respectively, and for the nine months ended September 30, 2001 and 2000 was $51,960 and $44,705 respectively.

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, a merger with certain affiliated partnerships or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations. At September 30, 2001 the Company did not have any public or private equity or debt offerings on registration with the SEC, or any other regulatory agency. The Company has approximately $1,712,000 available under its line of credit, subject to use of proceeds by the lender.

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

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 1 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At September

30, 2001, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of September 30, 2001, $11,000,000 was outstanding under the Credit Facility. An alternative to extending our floating rate credit facility, the Company may chose to take advantage of the current interest rate environment, and place fixed rate, long term, permanent debt on select properties and use the proceeds to pay off our credit facility and lock in interest rates long term.

In March 1999, the Company entered into a ten-year mortgage amortized over 30 years, note payable with NW L.L.C. for $1,000,000, with $980,098 being outstanding at September 30, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of September 30, 2001, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,218,359, net of $80,370 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000, with $1,336,439 being outstanding at September 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2001, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,654,262, net of $49,372 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note amortized over 20 years, payable with General Electric Capital Business Asset Funding Corporation for $1,102,500, with $1,091,425 being outstanding at September 30, 2001. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2001, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,330,431, net of $42,393 of accumulated depreciation.

As of September 30, 2001, the Company had acquired twelve properties directly and six properties through joint ventures with entities with common management and had invested $29,841,822, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 2001, the Company's cash and cash equivalents totaled $321,692.

The Company made cash distributions to the Shareholders for the three months ended September 30, 2001 and 2000, distributing a total of $137,025 and $59,999 respectively. Distributions for the nine months ended September 30, 2001 and 2000 totaled $354,742 and $156,423 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $502,506, or 110 %, to $957,796 for the nine months ended September 30, 2001 from $455,290 for the nine months ended September 30, 2000. This increase in FFO for the nine months ended September 30, 2001 is primarily due to an increase in the Company's Capital Development Partners Program, whereby the Company partners with the best retailers across the Country to solve their real estate problems. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO, which was revised on November 8, 1999, and is effective January 1, 2000. FFO is calculated as net income (computed in accordance with accounting principles generally accepted in the United States of America) excluding gains or losses from sales of property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under accounting principles generally accepted in the United States of America. For purposes of the table below, FFO excludes nonrecurring merger costs and potential acquisition costs. Management considers FFO an appropriate measure of performance of an equity REIT because it is predicated on cash flow analysis and does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.


Below is the reconciliation of net income to funds from operations for the three and nine months ended September 30:

                                         Quarter                        Year to Date
                                    2001           2000             2001            2000
                                    ----           ----             ----            ----

Net (loss) income                $(105,560)      $ 62,094         $781,570        $116,066
Plus depreciation                  118,025        113,353          345,142         340,058
Less Gain on Sale of Operating
      Properties                         0           (834)        (168,916)           (834)
                                 ---------       --------         --------        --------
Total funds from operations      $  12,465       $174,613         $957,796        $455,290
Cash distributions paid          $ 137,025       $ 59,999         $354,742        $156,423
Distributions (greater) less
  than FFO                       $(124,560)      $114,614         $603,054        $298,867


Cash flows from (used in) operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below:

                                Quarter                    Year to date
                           2001             2000        2001            2000
Operating activities     $ 158,564       $ 380,861    $ 1,279,947    $ 804,502
Investing activities     $(253,218)      $( 23,843)   $   141,568    $( 32,233)
Financing activities     $(435,954)      $(206,404)   $(2,035,690)   $(595,527)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2001 to September 30, 2000:

During the three months ended September 30, 2001 and September 30, 2000, the Company's revenues were $1,084,696 and $956,694 respectively. The $128,002 increase in revenue is primarily due to an increase in rental income from operating leases due to income derived from previously vacant space and an increase in income from advisory fees. These increases were partially offset by a decrease in earned income from direct financing leases primarily due to selling a property earlier in the year.

During the three months ended September 30, 2001 and September 30, 2000, the Company's expenses were $1,058,334 and $762,802, respectively. The $295,532 increase in expenses is primarily attributable to increased general operating and administrative expense of approximately $234,624. Additionally, legal and professional fees increased $94,508. These expense increases are partially offset by a decrease in interest expense of $101,047.

Comparison of the Nine Months Ended September 30, 2001 to September 30, 2000:

During the nine months ended September 30, 2001 and September 30, 2000, the Company's revenues were $4,531,484 and $3,042,118 respectively. The $1,489,366 revenue increase is primarily attributed to an increase in income from Advisory fees related to the Company's Capital Development Partners Program which has generated gross revenues of $1,208,236 to ARIC, a wholly owned taxable REIT subsidiary. In addition, service fees and other income increased by $403,586 primarily due to increased commission revenue from selling property for a third party. The Company sold an AFC, Inc. Church's Chicken in the first quarter, resulting in an increase in gain on sale of property of approximately $169,750.

During the nine months ended September 30, 2001 and September 30, 2000, the Company's expenses were $3,354,456 and $2,530,758, respectively. The $823,698 increase in expenses is primarily attributable to increased legal and professional fees of $602,482 which increased primarily due to costs associated with the Capital Development Partners program. Additionally, General operating and administrative expenses increased by $322,768. These cost increases are partially offset by lower interest rates and more aggressive cash management, resulting in a decrease in interest expense of $169,411.

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






                                  AmREIT, Inc.
                                  -------------------------------------------
                                  (Issuer)




November 14, 2001                 /s/ H. Kerr Taylor
-----------------                 -----------------------------
Date                              H. Kerr Taylor, President





November 14, 2001                 /s/ Chad C. Braun
-----------------                 --------------------------------------------
Date                              Chad C. Braun (Principal Accounting Officer)