Form 10KSB
period 2001-12-31
AMREIT INC
filed 2002-03-21
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the fiscal year ended December 31, 2001
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check  whether the issuer (1) has filed all reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days:  Yes      X        No
             -----------      --------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:    $5,946,442

Aggregate market value of the voting stock held by non-affiliates of the issuer:
                          No Established Trading Market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,344,794 shares of Common Stock as of March 15, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1996 (included in Registration Statement No. 0-28378 of Registrant) and as supplemented February 28, 1997, October 16, 1997, December 1, 1997 and February 11, 1998 are incorporated by reference into Part III.

2. Issuer incorporates by reference into Part III portions of its Proxy Statement for the 2001 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes    No     X
                                                             -----    --------

                                     PART I

Item 1.    Description of Business

General

AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993, and is structured as a Real Estate Investment Trust for federal income tax purposes. AmREIT, like its predecessor, has been an entrepreneurial real estate company, with a primary focus on growing its portfolio of credit tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD financial planning community within the United States. Through a wholly owned subsidiary, the Company provides advisory and management services to thirteen real estate limited partnerships.

The Company focuses on acquiring credit tenant leased commercial properties and frontage shopping centers that are located primarily on corner or out-parcel locations in strong commercial corridors near traffic generators, such as major regional malls, power centers and discount retailers. These properties, which attract a wide array of established commercial tenants, offer attractive opportunities for stable current return and potential capital appreciation. In addition, management believes that the location and design of properties in this niche provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

The Company has been successful in attracting tenants that operate in different commercial segments, including Radio Shack, Wherehouse Entertainment, OfficeMax, Inc., International House of Pancakes, Hollywood Video (leased to Hollywood Entertainment Corp.), Texas Children's Hospital, Memorial Herman Hospital and Washington Mutual, a Federal Savings Bank.

Properties that are acquired by the Company are generally newly constructed or recently constructed as of the time of acquisition. Additionally, the Company has the development expertise to self-develop properties for credit tenants and to develop frontage shopping centers for regional and national commercial tenants. To date, the Company has acquired only properties that are subject to a lease in order to avoid the risks inherent in initial leasing. The Company's credit tenant leases typically provide that the tenant bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation such as utilities, property taxes and insurance. Some of the credit tenant leases require that the Company be responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases.

The Company's leases typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered "full-credit" leases.

A further description of the Company's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 6 of this Form 10-KSB.

The objectives of the Company are:


(1) To strive, as stewards of our investors' resources, to enhance the long-term shareholder value of AmREIT and to embrace the need for short term results. The Company intends to continue to pay a stable, growing, moderate quarterly distribution with a special fifth distribution at the end of the year, which will be a result of the activity generated in AmREIT Realty Investment Corporation, a wholly-owned taxable REIT subsidiary;
(2) to be the partner of choice to America's finest companies in solving their corporate real estate problems;
(3) to be the highest quality real estate investment product sponsor within the U.S. serving the National Association of Securities Dealers ("NASD") financial planning community, creating balanced funds that maximize investor value by using a conservative, actively managed, entrepreneurial approach to real estate investing; and
(4) to enhance our employees' lives by providing a job that calls them to a higher plane of using their gifts, a corporate environment that allows attainment of their individual needs of physical, mental and spiritual well-being and a clear system of measurement that allows to attract and retain quality employees.

There is no assurance that these objectives can be achieved.

AmREIT has an independent board of directors, which is comprised of Steve Dawson, board member since 1999, is the Chief Financial Officer of Camden Property Trust, A New York Stock Exchange REIT. Bryan Goolsby, board member since 1999, is the sole managing partner of Locke Liddell & Sapp, a prestigious law firm who specialize's in SEC and REIT law. Robert Cartwright, board member since 1993, is a tenured professor of Rice University and a graduate of Harvard and Stanford Universities. Philip Taggart, board member since 1999, is the President of a firm that has been involved in over 100 initial public offerings and secondary offerings. In addition to having a quality board of directors, AmREIT's service providers include Deloitte & Touch, Wells Fargo, Locke Liddell & Sapp and others.

Properties

At December 31, 2001, the Company owned nineteen properties, thirteen directly and six through joint ventures, all in fee simple. Eight of these properties are located in Texas, two each are located in Louisiana, Missouri and Kansas and one each in Georgia, Arizona, Delaware, Tennessee, and Mississippi. Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty-five years. Seventeen of the leases also provide for two to four five-year renewal options. The leases are "triple-net" leases under which the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $412,768. All of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 2001, two of the Company's properties each accounted for more than 10% of the Company's total assets. Summarized as follows are the significant items pertaining to each of these properties:

Sugarland Plaza, a multi-tenant development was originally acquired on July 1, 1998 for a purchase price of $3,928,997, and is located at U.S. Highway 59 and Sweetwater Boulevard in Sugar Land, Texas. This 1.59 acre property is currently occupied by two tenants, Mattress Giant and River Oaks Imaging and Diagnostic Clinic. On January 1, 2001 the Company entered into a ten-year lease with River Oaks Imaging and Diagnostic Clinic for approximately 10,750 square feet. The lease agreement also provides for an escalation in the rent after the fifth year and two five-year renewal options. On March 31, 2001, the Company entered into a ten-year lease with Mattress Giant for approximately 6,000 square feet. The lease agreement also provides for an escalation in the rent after the fifth year and two five-year renewal options. The Company recorded $322,817 and $63,618 of revenue from this property in 2001 and 2000 respectively.

The Woodlands Plaza, a multi-tenant development was originally acquired on June 3, 1998 for a purchase price of $3,751,555. This 2.561-acre property is currently under renovation and is being converted from a single-tenant property into a multi-tenant storefront property, with estimated redevelopment costs of $1,082,000. The Company has signed a ten-year lease with Skewers Inc. The Company has engaged a national real estate broker, along with AmREIT's brokerage team, to manage the initial leasing of this property. As of December 31, 2001 the

Company was negotiating multiple letters of intent with various tenants, which would occupy 100% of the remaining vacant space. The Company recorded $0 and $61,986 of revenue from this property in 2001 and 2000 respectively.

The Company's leases specify the amount, if any, of insurance coverage required to be carried by each tenant. Management of the Company believes that the insurance policies required to be carried by the tenants combined with the insurance carried by the Company will adequately cover the replacement cost of the properties and any personal liability losses, which the Company may foreseeably sustain.

Financing - Borrowing Policies

The Company may incur unsecured and secured borrowings, as long as the total amounts of such borrowings do not exceed 300% of the Company's net assets on a consolidated basis. At December 31, 2001, the Company's total borrowings were approximately 43.7% of the Company's net assets on a consolidated basis.

Competitive Conditions

The Company generally competes with other REIT's, real estate limited partnerships and other investors, including, but not limited to, insurance companies, pension funds and financial institutions involved in the acquisition, leasing, financing and disposition of investments in net-leased commercial properties.


Employees

At December 31, 2001, the Company had 13 full-time employees, two real estate brokers and various part-time and seasonal personnel.

Item 2.     Description of Property

At December 31, 2001, the Company owned nineteen properties in fee simple, thirteen directly and six through joint ventures with related parties. Properties are located in Texas, Georgia, Arizona, Missouri, Louisiana, Delaware, Mississippi, Tennessee and Kansas. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

Land - The Company's property sites range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are single and multi-tenant properties and are located at "main and main" locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Buildings range from approximately 2,350 to 24,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.

Leases - The primary term of the leases ranges from ten to twenty-five years. All nineteen leases also provide for two to four five-year renewal options. The freestanding, credit tenant leases are primarily "triple-net" leases whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $59,641 to $412,768. All leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

Geographic Location - The properties are generally located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000. For additional information, see Note 6 to the financial statements included in this Form 10-KSB.

As of December 31, 2001, the Company on a consolidated basis, has invested cash of $37,456,349 in properties. This includes land, building and acquisition costs. A further description of the Company properties, including acquisition fees and certain acquisition expenses, is included in Item 1 "Properties" and in
Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

As of March 15, 2002, there were approximately 1,069 record holders of 2,344,794 shares of the Company's common stock, net of 29,768 shares held in treasury. No established public trading market currently exists for the stock.

For the years ended December 31, 2001 and 2000, the Company paid distributions of $604,742 and $227,090, respectively. A summary of the distributions by quarter is as follows:

                  Quarter Ended           2001                  2000
                  -------------       -----------           -----------
                  March 31             $  100,000            $ 43,185
                  June 30                 117,717              54,000
                  September 30            137,025              60,000
                  December 31             250,000              69,905

The second quarter of 1994 marked the beginning of the Company's regular operations and, consequently, the beginning of regular quarterly distribution payments. The distributions of $604,742 represent an increase over 2000 distributions of approximately 166%. The company's philosophy is to pay out a conservative regular quarterly distribution based on the operations of AmREIT Inc., and then to pay out a special distribution in the fourth quarter of each year that represents a portion the activity that has been generated in AmREIT Realty Investment Corporation, the Company's taxable REIT subsidiary. At December 31, 2001, the Company paid a special distribution of $100,000 and a regular distribution of $150,000. The Company intends to continue the payment of quarterly distributions. Other than loan covenants, there are currently no material legal restrictions that would limit the Company's ability to pay distributions.

For the year, the Company repurchased a total of 24,723 shares of common stock at a price of $6.50 per share. These shares were repurchased primarily due to investor hardship situations. The repurchase price of $6.50 was based on a discount of net asset value and a calculation of previously received distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a fully integrated, self-administered real estate investment trust. The Company was organized on August 17, 1993 as an entrepreneurial real estate company, with a primary focus on growing its portfolio of credit tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD financial planning community within the United States. Through a wholly owned subsidiary, the Company also provides advisory services to thirteen real estate limited partnerships.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital to fund its growth.

Net cash provided by operating activities increased from $676,430 in 2000 to $1,625,417 in 2001. The increase in cash provided by operating activities was due primarily to the following components: (1) an increase in net income of $1,003,000, from a loss of $212,492 in 2000 to income of $790,508 in 2001, and
(2) the increase of accounts payable of $830,715, from $5,977 in 2000 to

$836,692 in 2001. The above increases are offset somewhat by an increase in accounts receivable of $388,442 in 2001, compared to a decrease of $149,232 in 2000.

Net cash used in investing activities increased by $2,307,171 to $2,332,891 in 2001 when compared to 2000. The increase was primarily due to an increase in property acquisitions of $3,445,279 in 2001. Investment in joint ventures also increased by $728,958 from $1,000 in 2000 to $729,958 in 2001. In addition, improvements to real estate increased by $398,846. That increase is primarily attributed to costs incurred at Sugar Land Plaza and Lake Woodlands Plaza to accommodate new tenants. The increases were partially offset by the proceeds from the sale of property, which increased $2,516,760 from $3,499 in 2000 to $2,520,259 in 2001.

Net cash used in financing activities decreased $832,313 in 2001 when compared to 2000. The decrease was primarily due to proceeds from notes payable, which totaled $8,038,500 in 2001 compared to $0 in 2000. The proceeds were used to pay down existing debt and to acquire new properties. The increase in loan proceeds were partially offset by an increase in payments of notes payable. Payments of notes payable increased $6,530,939 from $8,195 in 2000 to $6,539,134 in 2001.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, a merger with certain affiliated partnerships or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations.

At December 31, 2001, the Company had a joint proxy and consent solicitation statement and prospectus on file with the SEC. This registration statement, which was not effective at December 31, 2001, proposed, among other items, the merger of certain affiliated partnerships into AmREIT.

The Company's leases typically provide that the tenant bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant be responsible for roof and structural repairs. Some of the tenants' leases require the Company to be responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Company intends to either seek an additional extension of time for the Credit Facility, and is currently working with its lender to extend the existing Credit Facility under comparable terms and conditions or seek additional permanent financing to satisfy its obligation for the Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At December 31, 2001, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of December 31, 2001, $9,230,048 was outstanding under the Credit Facility. The Company has approximately $2,442,800 availability under its line of credit, subject to use of proceeds approval by the lender.

As of December 31, 2001, the Company had acquired thirteen properties directly and six properties through joint ventures with entities with common management and had invested $37,456,349, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 2001, the Company's cash and cash equivalents totaled $227,117.

The Company made cash distributions to the Shareholders during 2001 and 2000, distributing a total of $604,742 and $227,090, respectively, for each such fiscal year.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Funds From Operations

Funds from operations ("FFO") increased $755,798 to $978,565 in 2001 from $222,767 in 2000. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations:

                                                 2001                 2000
                                              ---------             ---------
Net income (loss)                             $ 790,508             $(212,492)
Plus depreciation of real estate assets         442,070               435,259
Less gain of sale of real estate assets        (254,013)                    -
                                              ---------             ---------
Total funds from operations                   $ 978,565             $ 222,767

Cash distributions paid                       $ 604,742             $ 227,090
Distributions (less than) in excess of FFO    $(373,823)            $   4,323

Cash flows from operating activities, investing activities, and financing activities are presented below:

                                   2001                    2000
                                -----------              ---------
Operating activities            $ 1,625,417              $ 676,430
Investing activities            $(2,332,891)             $ (25,720)
Financing activities            $    (1,276)             $ 833,589)


Results of Operations

Years Ended December 31, 2001 and 2000:

During the years ended December 31, 2001 and 2000, the Company owned and leased nineteen properties. During the years ended December 31, 2001 and 2000, the Company had revenues of $3,285,774 and $3,125,294, respectively, in rental income from operating leases and earned income from direct financing leases. Revenue of $2,699,732 and $2,539,702 in 2001 and 2000 respectively, are from properties owned directly by the Company. Revenue of $586,042 and $585,592 in 2001 and 2000 respectively, are from properties owned in joint ventures. The increase in revenue is primarily attributed to the leasing of Sugar Land Plaza, formerly known as the Just For Feet Building in Sugar Land, which was vacant for much of 2000.

The Company sold two properties during 2001, a Church's Chicken in Smyrna, Georgia and an IHOP in Reno, Nevada. The Company realized a gain on sale of these properties of $254,013.

Service fees and other income increased from $794,102 in 2000 to $2,396,100 in 2001. The primary reason for the $1,601,998 increase is attributed to an increase in fees related to the Company's Capital Development Partners program which generated gross revenues of $1,208,236 and $127,290 in 2001 and 2000 respectively. Additionally commission income from real estate sales and leasing commissions increased from $91,385 in 2000 to $627,241 in 2001.

General and administrative costs were $1,953,285 in 2001 compared to $1,446,638 in 2000. The increased general and administrative costs are primarily related to property costs incurred due to the vacant Lake Woodlands Plaza, formerly known as the Just For Feet Building in The Woodlands. Additionally, compensation costs increased related to positions added to build our professional teams.

Legal and professional fees increased from $242,161 in 2000 to $1,002,776 in 2001. The primary increase is due to costs associated with the Capital Development Partners program.

Potential acquisition costs for 2001 was zero compared to $153,236 in 2000. These potential acquisition costs are related to the proposed acquisition of certain affiliated limited partnerships. These potential acquisition costs are primarily due to transaction related legal fees, appraisals, accounting fees and underwriting/fairness.

Interest expense was $1,063,574 in 2001 compared to $1,339,622 in 2000. Included with interest expense is the amortization of loan costs. Loan cost amortization was $39,707 for 2001 and $70,265 for 2000. The decrease in interest is primarily due to a decrease in the average interest rates, which is partially offset by an increase in the average debt balance. For 2001 the Company's total notes payable increased $1,499,366 due to property acquisitions. The weighted average interest rate at December 31, 2001 was 6.0% compared to December 31, 2000 of 8.2%. The outstanding notes payable at December 31, 2001 was $16,971,549.

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

Item 12. Certain Relationships and Related Transactions

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    (1)    Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheet, December 31, 2001
              Consolidated Statements of Operations for the Years Ended December
              31, 2001 and 2000 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001 and 2000 Consolidated
              Statements of Cash Flows for the Years Ended December 31, 2001 and
              2000 Notes to Consolidated Financial Statements for the Years
              Ended December 31, 2001 and 2000

       (2)     Financial Statement Schedules: See (d) below

       (3)     Exhibits   See (c) below

(b)            Reports on Form 8-K filed after September 30, 2001:

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

4             Form of Sales  Warrant  (included as Exhibit 4.3 to  Registration
                  Statement No. 33-70654 of Company and incorporated herein by reference).

10.1           Lease between Ironwood Development Corporation, as landlord and
                  Tandy Corporation, a Delaware corporation, dated August 1991 (included as Exhibit 10 (b) (2) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

 10.5          Lease (the "AFCC Lease") between AAA Net Realty Fund X, Ltd., as landlord and America's Favorite Chicken Company, as tenant, dated June 13, 1994 (included as Exhibit 10 (b)(6) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

 10.8          Agreement  for  Purchase and Sale of Real Estate (the "KCBB
                  Contract") between KCBB, Inc. and AAA Net Realty Fund X, Ltd., dated October 12, 1994 (included as Exhibit 10 (b)(9) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

 10.11         Amendment to the KCBB Contract (included as Exhibit 10 (b)(12)
                  of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.12         Joint Venture Agreement between the Company and AAA Net Realty
                  Fund X, Ltd., dated October 27, 1994 (included as Exhibit 10(b) (3) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

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

 10.16          Agreement for Purchase and Sale of Real Estate
                   (the KCBB Contract II") between KCBB, Inc. and the Company, dated August 9, 1995 (included as Exhibit 10 (b) (17) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

10.25            Assignment  and Assumption of the OneCare Lease between Turner
                    Adreac, L.C. and American Asset Advisers Trust, Inc., dated September 26, 1995 (included as Exhibit 10 (b)(26) of the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

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

10.32            Third Amendment to Just For Feet Lease,
                    dated January 1997 (included as Exhibit
                    10 (b) (33) of the Exhibits to the
                    Company's Annual Report on Form 10-K
                    for the year ended December 31, 1996
                    and incorporated herein by reference).

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

10.39            Amended and Restated Revolving Credit Agreement,
                    effective August 1, 2000, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $13,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

11               Computation of earnings per common share.

21               Subsidiaries of the Company.


Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2001.

(d)            Financial Statements Schedules

     Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 20th of March 2002 by the undersigned, thereunto duly authorized.

                         AmREIT, Inc.

                         /s/ H. Kerr Taylor
                         -------------------------------------------------
                         H. Kerr Taylor, President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



/s/ H. Kerr Taylor                                             March 20, 2002
---------------------------------------------
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                                  March 20, 2002
---------------------------------------------
ROBERT S. CARTWRIGHT, JR., Director


/s/ G. Steven Dawson                                           March 20, 2002
----------------------------------------------
G. STEVEN DAWSON, Director


/s/ Bryan L. Goolsby                                           March 20, 2002
----------------------------------------------
BRYAN L. GOOLSBY, Director


/s/ Philip W. Taggart                                          March 20, 2002
----------------------------------------------
PHILIP W. TAGGART, Director


/s/ Chad C. Braun                                              March 20, 2002
-----------------------------
CHAD C. BRAUN, Executive Vice President
Finance and Secretary (Principal Accounting Officer)

                          ANNUAL REPORT ON FORM 10-KSB
                       ITEMS 7, 13(a)(1) AND (2) AND 13(d)


                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                          AMREIT, INC. AND SUBSIDARIES

                          AMREIT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                            F-3
Consolidated Balance Sheet, December 31, 2001                           F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2001 and 2000                                          F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 2001 and 2000                      F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001 and 2000                                          F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2001 and 2000                                  F-8 to F-20



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 2001                  F-21


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
AmREIT, Inc.

We have audited the accompanying consolidated balance sheet of AmREIT, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2002

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


ASSETS
 Cash and cash equivalents                                                          $  227,117
 Accounts receivable                                                                   671,392
 Escrow deposits                                                                        81,545
 Prepaid expenses, net                                                                 252,868

 Property:
      Land                                                                          13,136,693
      Buildings                                                                     17,312,379
      Furniture, fixtures and equipment                                                276,953
                                                                                   -----------
                                                                                    30,726,025
      Accumulated depreciation                                                      (2,066,067)
                                                                                   -----------
          Total property, net                                                       28,659,958
                                                                                   -----------

  Net investment in direct financing leases                                          7,007,277

 Other assets:
      Preacquisition costs                                                             209,200
      Loan acquisition cost, net of $28,279 in accumulated amortization                268,837
      Accrued rental income                                                            469,260
      Investment in non-consolidated subsidiary                                        980,939
                                                                                   -----------
         Total other assets                                                          1,928,236
                                                                                   -----------
 TOTAL ASSETS                                                                      $38,828,393
                                                                                   ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                                                $16,971,549
      Accounts payable                                                               1,395,607
      Security deposit                                                                  32,123
                                                                                   -----------
          TOTAL LIABILITIES                                                         18,399,279
                                                                                   -----------

 Minority interest                                                                   5,075,333

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued
      - Common stock, $.01 par value, 100,010,000 shares authorized,
         2,384,117 shares issued                                                        23,841
      Capital in excess of par value                                                21,655,867
      Accumulated distributions in excess of earnings                               (6,037,757)
      Cost of treasury stock, 39,323 shares                                           (288,170)
                                                                                   -----------
          TOTAL SHAREHOLDERS' EQUITY                                                15,353,781
                                                                                   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $38,828,393
                                                                                   ===========

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         Year to date
                                                                     2001               2000
                                                                ---------------     ------------
 Revenues:
      Rental income from operating leases                          $ 2,648,237      $ 2,455,328
      Earned income from direct financing leases                       637,537          669,966
      Service fees and other income                                  2,396,100          794,102
      Gain (loss) on sale of property                                  254,013             (834)
      Interest income                                                   10,555           31,630
                                                                   -----------      -----------
         Total revenues                                              5,946,442        3,950,192
                                                                   -----------      -----------

 Expenses:
      General operating and administrative                           1,953,285        1,446,638
      Legal and professional                                         1,002,776          242,161
      Interest                                                       1,063,574        1,339,622
      Depreciation                                                     464,308          453,906
      Potential acquisition costs                                            -          153,236
                                                                   -----------      -----------
         Total expenses                                              4,483,943        3,635,563
                                                                   -----------      -----------

 Income before federal income taxes and minority
      interest in net income of consolidated joint ventures          1,462,499          314,629

 Federal income taxes expenses for taxable REIT subsidiary            (144,420)               -

 Minority Interest in Net Income of Consolidated Joint                (527,571)        (527,121)
   Venture                                                         -----------      -----------

 Net income (loss)                                                 $   790,508      $  (212,492)
                                                                   ===========      ===========


 Basic and diluted earnings (loss) per share                            $ 0.34          $ (0.09)
                                                                   ===========      ===========

 Weighted average number of common shares outstanding                2,354,572        2,372,060
                                                                   ===========      ===========
 Weighted average number of common shares outstanding
      plus dilutive potential common shares                          2,354,572        2,372,060
                                                                   ===========      ===========

  See Notes to Consolidated Financial Statements.


                         AMREIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For the years ended December 31,


                                                                                  Accumulated
                                                                   Capital in     distributions   Cost of
                                            Common Stock           excess of      in excess of    treasury
                                          Number       Amount       par value      earnings         stock          Total
                                         ---------     -------     -----------   -----------   ----------     -----------

 Balance at January 1, 2000             2,384,117      $23,841     $21,655,867   $(5,783,941)  $ (106,493)    $15,789,274

     Net loss                                   -            -               -      (212,492)           -        (212,492)

     Cost of treasury stock, 3,227 shares                                                         (20,974)        (20,974)

     Distributions ($.095 per share)            -            -               -      (227,090)           -        (227,090)
                                        ---------      -------     -----------   -----------   ----------     -----------

 Balance at December 31, 2000           2,384,117      $23,841     $21,655,867   $(6,223,523)  $ (127,467)    $15,328,718
                                        ---------      -------     -----------   -----------   ----------     -----------

     Net income                                 -            -               -       790,508            -         790,508

     Cost of treasury stock, 24,723 shares                                                       (160,703)       (160,703)

     Distributions ($.257 per share)            -            -               -      (604,742)           -        (604,742)
                                        ---------      -------     -----------   -----------   ----------     -----------

 Balance at December 31, 2001           2,384,117      $23,841     $21,655,867   $(6,037,757)  $ (288,170)    $15,353,781
                                        ---------      -------     -----------   -----------   ----------     -----------


  See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                     2001               2000
                                                                ---------------     --------------
 Cash flows from operating activities:
      Net income (loss)                                            $   790,508         $ (212,492)
      Adjustments to reconcile net income to net cash
            provided by operating activities:
             (Gain) loss on sale of property                          (254,013)               834
             Depreciation                                              464,308            453,906
             (Increase) decrease in accounts receivable               (388,442)           149,232
             Increase in prepaid expense                              (128,324)          (103,719)
             Increase in accounts payable                              836,692              5,977
             Increase in security deposits                                   -             17,073
             Cash receipts from direct financing leases
                 less than income recognized                           (38,581)           (28,095)
             Increase in accrued rental income                        (102,757)           (76,100)
             Increase in other assets                                  (81,545)           (57,307)
             Increase in minority interest                             527,571            527,121
                                                                   -----------        -----------
                 Net cash provided by operating activities           1,625,417            676,430
                                                                   -----------        -----------

 Cash flows from investing activities:
      Improvements to real estate                                     (432,276)           (33,430)
      Acquisitions of real estate                                   (3,445,279)                 -
      Additions to furniture, fixtures and equipment                   (37,061)            (4,129)
      Investment in joint ventures                                    (729,958)            (1,000)
      Proceeds from sale of property                                 2,520,259              3,499
      (Increase) decrease in prepaid acquisition costs                (208,576)             9,340
                                                                   -----------        -----------
          Net cash used in investing activities                     (2,332,891)           (25,720)
                                                                   -----------        -----------

 Cash flows from financing activities:
      Proceeds from notes payable                                    8,038,500                  -
      Payments of notes payable                                     (6,539,134)            (8,195)
      Loan acquisition costs, net                                     (152,622)                 -
      Purchase of treasury stock                                      (160,703)           (20,974)
      Distributions paid to shareholders                              (604,742)          (227,090)
      Distributions to minority interest partners                     (582,575)          (577,330)
                                                                ---------------       -----------
          Net cash used in financing activities                         (1,276)          (833,589)
                                                                ---------------       -----------

 Net decrease in cash and cash equivalents                            (708,750)          (182,879)
 Cash and cash equivalents, beginning of period                        935,867          1,118,746
                                                                ---------------       -----------
 Cash and cash equivalents, end of period                            $ 227,117          $ 935,867
                                                                ===============       ===========

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, Inc., formerly American Asset Advisers Trust, Inc. ("Issuer" or the "Company"), was incorporated in the state of Maryland on August 17, 1993. AmREIT and its predecessor has been an entrepreneurial real estate company, with a primary focus on growing its portfolio of credit tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD financial planning community within the United States. Through a wholly owned subsidiary, the Company provides advisory and management services to thirteen real estate limited partnerships.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1"), AmREIT Opportunity Corporation ("AOP"), AmREIT Income and Growth Corporation ("AIGC"), Reno IHOP L.P. ("Reno IHOP"), Sugar Land IHOP L.P. ("Sugar Land IHOP"), AmREIT Fidelity Corporation (Fidelity), Sugar Land Plaza, LP (Plaza), ARIC SPE 1, LLC (ARIC SPE), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. AIGC was formed in January 2001, and Reno IHOP and Sugarland IHOP were both formed in February 2001. Fidelity, Plaza, and ARIC SPE were formed in October 2001. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lender request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. ARIC and AOP were structured as non-qualified REIT subsidiaries, whereby AmREIT owned 100% of the preferred stock outstanding. In January 2001, ARIC and AOP elected to restructure their respective capital stock in conjunction with the 2000 tax act. As a result, the preferred stock held by AmREIT was retired and common stock was issued in its place. ARIC and AOP have elected to be treated as taxable REIT subsidiaries, with AmREIT, Inc. owning 100% of the outstanding common stock. AIGC was organized as a taxable REIT subsidiary with AmREIT, Inc. owning 100% of the outstanding common stock. Reno IHOP is a special purpose entity, created solely at the lender request. Reno IHOP owned land located in Reno, Nevada that was leased to IHOP Properties. During 2001, the IHOP in Reno was sold and this entity was liquidated. Sugar Land IHOP, Fidelity, Plaza, and ARIC SPE were created solely at the lenders request. Sugar Land IHOP owns an IHOP located in Sugar Land, Texas that is leased to IHOP Properties. Fidelity owns two IHOP's which are located in Memphis, Tennessee and St. Peters, Missouri. Plaza owns a multi- tenant property located in Sugar Land that is leased to Mattress Giant and River Oaks Imaging. ARIC SPE was created at the lenders request to act as the General Partner on loans for the property that is owned by Fidelity. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense. No interest costs were capitalized for 2001 or 2000.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years.

INVESTMENT IN NON CONSOLIDATED SUBSIDIARY

AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. that is accounted for using the equity method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 10.6 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

AIGC invested $200,000 as a limited partner and $1,000 as a general partner in AmREIT Income & Growth Fund, Ltd. that is accounted for using the equity method. The limited partners have the right to remove and replace the general partner
(AIGC) by a vote of the limited partners owning a majority of the outstanding units. AIGC currently owns a 13.1 percent limited partner interest in AmREIT Income & Growth Fund, Ltd. AmREIT Income & Growth Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

ARIC invested $69,810 as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. ARIC currently owns a 14.8 percent limited partner interest in AmREIT CDP #27, LP, which was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell the real property.

ARIC invested $329,714 as a member in AmREIT CDP #31, LLC that is accounted for using the equity method. ARIC currently owns a 48.9 percent member interest in AmREIT CDP #31, LLC, which was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell the real property.

ARIC invested $121,870 as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. ARIC currently owns a 33 percent limited partner interest in AmREIT CDP SPE #33, Ltd, which was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell the real property.


OTHER ASSETS

Other assets include preacqusition costs of $209,200. Preacqusitions costs include $22,537 in costs related to a multi-tenant pad site that is being considered for acquisition. Additionally preacqusitions costs include $186,663 in costs related to the joint proxy and consent solicitation statement and prospectus on registration with the SEC, which proposes, among other items, the merger of certain affiliated partnerships into AmREIT. Other assets additionally include loan acquisition costs of $297,116. Loan acquisitions costs are incurred in obtaining property financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 2001 totaled $28,279.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

There has been no cash paid for income taxes during 2001 or 2000. During 2001 and 2000, the Company paid interest of $1,063,574 and $1,339,622, respectively, of which none was capitalized for 2001 or 2000.

REVENUE RECOGNITION

Properties are leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Service fees are recognized when earned.

FEDERAL INCOME TAXES

AmREIT, Inc. is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income is distributed by March 15 of the following year.

ARIC, a wholly owned subsidiary of AmREIT, Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, ARC, AOPP and AIGC are treated as taxable REIT subsidiaries and are consolidated with ARIC to file a federal income tax return. As such, ARIC has recorded a federal income tax liability for 2001 of $144,420, which represents the federal income tax obligations on the consolidated taxable REIT subsidiaries taxable net income.

INCOME PER SHARE

Basic earnings per share have been computed by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income to common shareholders (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                For the Years Ended December 31,
                                                        2001          2000
                                                     ---------      ---------
BASIC INCOME (LOSS) PER SHARE
   Weighted average common shares outstanding        2,354,572      2,372,060
                                                     =========      =========
       Basic income (loss) per share                 $     .34      $    (.09)
                                                     =========      =========

DILUTED INCOME (LOSS) PER SHARE
   Weighted average common shares outstanding        2,354,572      2,372,060
                                                     =========      =========
       Diluted income (loss) per share               $     .34      $    (.09)
                                                     =========      =========

INCOME (LOSS) FOR BASIC AND DILUTED COMPUTATION Net income (loss) to common shareholders (basic and diluted
       income (loss) per share computation)          $ 790,508      $(212,492)
                                                     =========      =========

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

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company was required to implement SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position, results of operations or cash flows.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The adoption of this Statement had no effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this Statement had no effect on the Company's consolidated financial position, results of operations or cash flows.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.

2. OPERATING LEASES

A summary of minimum future rentals to be received, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2001 is as follows:


               2002                                    2,671,340
               2003                                    2,691,912
               2004                                    2,579,302
               2005                                    2,275,040
               2006                                    2,127,427
               2007-2026                              15,256,895
                                                     -----------
                                                     $27,601,916

3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 2001 included:


 Minimum lease payments receivable                   $18,015,425
 Unguaranteed residual value                           3,106,258
 Less: Unearned income                               (14,114,406)
                                                     -----------
                                                     $ 7,007,277
                                                     ===========
A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows:

            2002                           747,673
            2003                           747.673
            2004                           756,411
            2005                           765,150
            2006                           774,505
            2007 - 2026                 14,224,013
                                       -----------
                                       $18,015,425
                                       ===========

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

On February 11, 1997, the Company entered into a joint venture with AAA Net Realty Fund XI, Ltd. The joint venture was formed for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Baton Rouge, Louisiana. The property was purchased on June 9, 1997 after the construction was completed. The Partnership's interest in the joint venture is 51%.

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

On April 5, 1996, the Company formed a joint venture, AAA Joint Venture 96-1, with AAA Net Realty Fund XI, Ltd. and AAA Net Realty Fund X, Ltd., entities with common management, for the purpose of acquiring a property, which is being operated as a Just For Feet retail store in Tucson, Arizona. The property was purchased on September 11, 1996 after construction was completed. The Partnership's interest in the joint venture is 51.9%.

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

5. NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 1 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At December 31, 2001, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (4.0% as of December 31, 2001), set quarterly depending on the Company's leverage ratio. As of December 31, 2001, $9,230,048 was outstanding under the Credit Facility.

In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $977,801 being outstanding at December 31, 2001. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of December 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,200,126, net of $85,728 of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with GE Capital Business Asset Funding Corporation for $1,350,000 with $1,329,446 being outstanding at December 31, 2001. The interest rate is fixed at 8.250% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of December 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,648,091, net of $55,543 of accumulated depreciation.

In October 2001, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with Greenwich Capital Financial Products, Inc. for $2,400,000 with $2,398,254 being outstanding at December 31, 2001. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of December 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $4,058,656, net of $237,673 of accumulated depreciation.

In October 2001, the Company entered into a note payable with Washington Mutual for $1,378,000 with $1,378,000 being outstanding at December 31, 2001. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in event lower than 6.75%, which equated to 6.75% at December 31, 2001. The note which requires interest only payments, matures November 1, 2004 and as of December 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,560,325 net of $4,682 of accumulated depreciation.

In October 2001, the Company entered into a note payable with Washington Mutual for $1,658,000 with $1,658,000 being outstanding at December 31, 2001. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in event lower than 6.75%, which equated to 6.75% at December 31, 2001. The note matures November 1, 2004 and as of December 31, 2001 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of approximately $1,874,648 net of $5,624 of accumulated depreciation.



Aggregate annual maturity of the mortgage note payable for each of the following five years ending December 31 are as follows:


                  2002                           $   60,969
                  2003                               66,054
                  2004                            3,107,564
                  2005                               77,534
                  2006                               84,003
                  Thereafter                      4,345,377
                                                 ----------
                                                 $7,741,501
                                                 ==========

6. MAJOR TENANTS

The Company's operations are related to the acquisition and leasing of commercial real estate properties. The following schedule summarizes rental income by lessee for 2001 and 2000 under both operating and direct financing leases:

                                                                     2001               2000
                                                                  ----------         ----------
Just For Feet, Inc. (Tucson, Arizona; Baton Rouge, Louisiana)     $  713,308         $  834,549
OfficeMax, Inc. (Lake Jackson, Texas and Dover, Delaware)            518,494            518,493
International House of Pancakes (Memphis, Tennessee; St Peters,
         Missouri; Topeka, Kansas; and Sugar Land, Texas)            509,596            476,123
Wherehouse Entertainment, Inc. (Independence, Missouri
         and Wichita, Kansas)                                        377,902            377,903
Hollywood Entertainment Corp. (Lafayette, Louisiana and
         Ridgeland, Mississippi)                                     273,162            273,163
Sugar Land Imaging Affiliates, Ltd. (Sugar Land, Texas)              216,792                  -
OneCare Health Industries, Inc. (Houston, Texas)                     203,809            201,637
Washington Mutual (The Woodlands, Texas and Houston, Texas)          157,797            157,801
Radio Shack (Mesquite, Texas)                                        108,900            108,900
Mattress Giant. (Sugar Land, Texas)                                  106,025                  -
D F & R Operating Company, Inc. (Peachtree City, Georgia)             79,195             78,447
America's Favorite Chicken Company (Smyrna, Georgia)                  20,794             98,278
                                                                  ----------         ----------

 Total                                                            $3,285,774          $3,125,294
                                                                  ==========          ==========


7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:

                                          2001            2000
                                        --------        --------
Ordinary income                         $  5,731        $      -
Return of capital                        143,359         227,090
Capital gain                             455,652                -
                                        --------        --------
                                        $604,742        $227,090
                                        ========        ========

8.   RELATED PARTY TRANSACTIONS

See Note 4 regarding joint venture agreements with related parties.

The Company provides property acquisition, leasing, administrative and management services for thirteen affiliated real estate limited partnerships (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Service fees of $334,879 and $340,068 were paid by the Partnerships to the Company for 2001 and 2000 respectively.

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

On January 26, 2001, the Company entered into a partnership agreement with various individual investors to form AmREIT Income & Growth Fund, Ltd. The partnership was formed to develop, own, manage, hold for investment and or resell property and to make and or invest in loans for the development or construction of property. The Company invested $200,000 as a Limited Partner and $1,000 as the General Partner.


9. PROPERTY ACQUISITIONS AND DISPOSITIONS
On November 30, 2001, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,565,007. This property is being operated as an IHOP restaurant on Riverdale Road in Memphis, Tennessee. The lease agreement extends for twenty-five years, however, the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for escalation in the rent after every fifth year of the lease. The Company recorded $26,528 of rental income from this property in 2001.

On November 30, 2001, the Company acquired a newly constructed property on lease to IHOP Properties, Inc. for a purchase price of $1,880,272. This property is being operated as an IHOP restaurant on Veteran's Memorial Parkway in St Peters, Missouri. The lease agreement extends for twenty-five years; however, the tenant has the option to renew the lease for three additional terms of five years each. The lease has provisions for escalation in the rent after every fifth year of the lease. The Company recorded $31,906 of rental income from this property in 2001.

In July of 1994, the Company acquired a newly constructed property located on a ground lease in Smyrna, Georgia leased to AFC Enterprises for a purchase price of $833,631. This property is being operated as a Church's Chicken Restaurant. In March of 2001, the Company disposed of this property for $1,024,935 resulting in a gain on sale of $168,916. The Company recorded $20,794 of rental income from this property in 2001.

In September of 1999, the Company acquired a newly constructed property in Reno, Nevada leased to IHOP Properties, Inc. for a total purchase price of $1,372,825. This property is being operated as an IHOP restaurant. In October of 2001, due to tenant concentration and capital needs, the Company disposed of this property for $1,630,000 resulting in a gain on sale of $85,097 after selling expenses. The Company recorded $112,750 of rental income from this property in 2001.


10. COMMITMENT

The Company has a one-year lease agreement for its office facilities through December 31, 2002. Rental expense for the years ended December 31, 2001 and 2000 was $70,527 and $60,829 respectively.

                          AMREIT, INC. AND SUBSIDIARIES.
         SCHEDULE III - REAL ESTATE OWNED AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                                      Life on Which
                                                                                                                     Depreciation in
                                                                   Cost at                        Date of             Latest Income
  Property            Encum-                           Impro-    Close of Year          Accum.    Constr-    Date       Statement
 Description          brances    Building     Land     vements  Building     Land       Deprec.   uction    Acquired   is Computed
----------------      -------  -----------  --------   -------  ---------   --------    --------  -------  ---------- --------------
PROPERTIES INVESTED IN UNDER OPERATING LEASES

Radio Shack, TX       $ -     $   788,330  $   337,856  $ -    $   788,330 $   337,856  $  152,392  N/A    06-15-94      39 Years
Blockbuster Music, MO $ -     $ 1,145,410  $   490,747  $ -    $ 1,145,410 $   490,747  $  209,236  N/A    11-14-94      39 Years
OneCare Health, TX    $ -     $ 1,247,932  $   534,086  $ -    $ 1,247,932 $   534,086  $  199,751  N/A    09-26-95      39 Years
Blockbuster Music, KS $ -     $ 1,255,774  $   538,189  $ -    $ 1,255,774 $   538,189  $  202,587  N/A    09-12-95      39 Years
Just For Feet, AZ     $ -     $         -  $ 1,101,425  $ -    $         - $ 1,101,425        N/A   N/A    09-11-96        N/A
Bank United, TX       $ -     $         -  $   531,693  $ -    $         - $   531,693        N/A   N/A    09-23-96        N/A
Bank United, TX       $ -     $         -  $   851,973  $ -    $         - $   851,973        N/A   N/A    12-11-96        N/A
Just For Feet, LA     $ -     $ 2,036,150  $   872,635  $ -    $ 2,036,150 $   872,635  $  237,986  N/A    06-09-97      39 Years
Hollywood Video, LA   $ -     $   729,286  $   418,156  $ -    $   729,286 $   418,156  $   77,915  N/A    10-31-97      39 Years
Hollywood Video, MS   $ -     $   835,854  $   450,000  $ -    $   835,854 $   450,000  $   85,729  N/A    12-30-97      39 Years
OfficeMax, TX         $ -     $ 1,914,572  $   491,094  $ -    $ 1,914,572 $   491,094  $  189,500  N/A    02-20-98      39 Years
OfficeMax, DE         $ -     $ 1,978,313  $   870,480  $ -    $ 1,978,313 $   870,480  $  181,768  N/A    04-14-98      39 Years
Lake Woodlands Plaza  $ -     $ 2,479,131  $ 1,369,066  $ -    $ 2,479,131 $ 1,369,066  $  220,900  N/A    07-01-98      39 Years
Sugar Land PLaza      $ -     $ 2,901,627  $ 1,280,043  $ -    $ 2,901,627 $ 1,280,043  $  240,937  N/A    07-01-98      39 Years
Don Pablo's, GA       $ -     $         -  $   773,800  $ -    $ -         $   773,800        N/A   N/A    12-18-98        N/A
IHOP, KS              $ -     $         -  $   450,984  $ -    $ -         $   450,984        N/A   N/A    09-30-99        N/A
IHOP, TX              $ -     $         -  $   740,882  $ -    $ -         $   740,882        N/A   N/A    09-22-99        N/A
IHOP, TN              $ -     $         -  $   469,502  $ -    $ -         $   469,502        N/A   N/A    11-30-01        N/A
IHOP, St. Peters      $ -     $         -  $   564,082  $ -    $ -         $   564,082        N/A   N/A    11-30-01        N/A

      Total           $ -     $16,997,376  $12,897,732  $ -    $16,997,376 $12,897,732  $1,998,701

PROPERTY INVESTED IN UNDER DIRECT FINANCING LEASE:

Just For Feet, AZ     $ -     $ 2,610,489  $ -          $ -    $ 2,610,489 $ -              (1)     N/A    09-11-96        N/A
IHOP, KS              $ -     $   984,303  $ -          $ -    $ 984,303   $ -              (1)     N/A    09-30-99        N/A
IHOP, TX              $ -     $   989,515  $ -          $ -    $ 989,515   $ -              (1)     N/A    09-22-99        N/A
IHOP, TN              $ -     $ 1,100,623  $ -          $ -    $ 1,100,623 $ -              (1)     N/A    11-30-01        N/A
IHOP, St. Peters      $ -     $ 1,322,347  $ -          $ -    $ 1,322,347 $ -              (1)     N/A    11-30-01        N/A


      Total           $ -     $ 7,007,277  $ -          $ -    $ 7,007,277 $ -              (1)

(1) The portion of the lease  relating to the building of this property has been
recorded  as  a  direct  financing  lease  for  financial   reporting  purposes.
Consequently, depreciation is not applicable.

(2) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999 for operating lease properties are summarized as follows:

                                                        Accumulated
                                              Cost      Depreciation

Balance at December 31, 1998             $ 29,495,387     $  691,160
Acquisitions / additions                 $  3,729,122     $        -
Disposals                                $ (3,362,831)    $  (15,337)
Depreciation expense                     $          -     $  447,967
                                         -------------    -----------
Balance at December 31, 1999             $ 29,861,678     $1,123,790
Acquisitions / additions                 $     33,430     $        -
Depreciation expense                     $          -     $  435,259
                                         -------------    -----------
Balance at December 31, 2000             $ 29,895,108     $1,559,049
Acquisitions / additions                 $  1,351,201     $        -
Disposals                                $   (797,237)    $        -
Depreciation expense                     $          -     $  439,652
                                         -------------    -----------
Balance at December 31, 2001             $ 30,449,072     $1,998,701
                                         ============     ==========

(3) The aggregate cost of all properties for Federal Income Tax purposes is $37,456,349 at December 31, 2001.