Form 10QSB
period 2002-03-31
AMREIT INC
filed 2002-05-15
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

For the quarterly period ended March 31, 2002
                               --------------


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------


For the transition period from                           to
                                ----------------------    ----------------------


Commission File Number:         0-28378


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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                  (Unaudited)


 ASSETS
 Cash and cash equivalents                                                      $   679,302
 Accounts receivable                                                                185,554
 Escrow deposits                                                                     57,834
 Prepaid expenses, net                                                              208,032

 Property:
      Land                                                                       13,136,706
      Buildings                                                                  17,605,737
      Furniture, fixtures and equipment                                             280,891
                                                                                -----------
                                                                                 31,023,334
      Accumulated depreciation                                                   (2,186,281)
                                                                                -----------
         Total property, net                                                     28,837,053
                                                                                -----------

 Net investment in direct financing leases                                        7,011,537

 Other assets:
      Preacquisition costs                                                          222,112
      Loan acquisition cost, net of $50,009 in accumulated amortization             247,107
      Accrued rental income                                                         471,485
      Deferred compensation                                                          94,458
      Investment in non-consolidated subsidiary                                     600,093
                                                                                -----------
         Total other assets                                                       1,635,255

                                                                                -----------
 TOTAL ASSETS                                                                   $38,614,567
                                                                                ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                                             $17,326,725
      Accounts payable                                                              638,441
      Security deposit                                                               32,123
                                                                                -----------
         TOTAL LIABILITIES                                                       17,997,289
                                                                                -----------

 Minority interest                                                                5,057,606

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued
      - Common stock, $.01 par value, 100,010,000 shares authorized,
         2,384,117 shares issued                                                     23,841
      Capital in excess of par value                                             21,655,867
      Accumulated distributions in excess of earnings                            (6,016,986)
      Cost of treasury stock, 19,310 shares                                        (103,050)
                                                                                -----------
         TOTAL SHAREHOLDERS' EQUITY                                              15,559,672
                                                                                -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $38,614,567
                                                                                ===========
  See Notes to Consolidated Financial Statements.

                                        2

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                  (Unaudited)

                                                                              Year to date
                                                                         2002             2001
                                                                      ----------       ----------
 Revenues:
      Rental income from operating leases                             $  706,740       $  633,237
      Earned income from direct financing leases                         191,182          164,947
      Service fees and other income                                      853,204          293,595
      Gain on sale of property                                                 -          168,909
      Interest income                                                      1,014            2,162
                                                                      ----------       ----------
          Total revenues                                               1,752,140        1,262,850
                                                                      ----------       ----------

 Expenses:
      General operating and administrative                               778,982          414,123
      Legal and professional                                             194,506           28,611
      Interest                                                           253,648          331,507
      Depreciation                                                       126,848          113,559
                                                                      ----------       ----------
          Total expenses                                               1,353,984          887,800
                                                                      ----------       ----------

 Income before federal income taxes and minority
      interest in net income of consolidated joint ventures              398,156          375,050

 Federal income taxes expenses for taxable REIT subsidiary               (84,000)               -

 Minority interest in net income of consolidated joint ventures         (131,845)        (131,643)
                                                                      ----------       ----------

 Net income                                                           $  182,311       $  243,407
                                                                      ==========       ==========


 Basic and diluted earnings per share                                 $     0.08       $     0.10
                                                                      ==========       ==========

 Weighted average number of common shares outstanding                  2,351,687        2,363,382
                                                                      ==========       ==========
 Weighted average number of common shares outstanding
      plus dilutive potential common shares                            2,351,687        2,363,382
                                                                      ==========       ==========

  See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                  (Unaudited)



                                                                    2002             2001
                                                                 ---------        ----------
 Cash flows from operating activities:
      Net income                                                 $ 182,311        $  243,407
      Adjustments to reconcile net income to net cash
           provided by operating activities:
             Gain on sale of property                                    -          (168,909)
             Depreciation                                          126,848           113,559
             Decrease in accounts receivable                       485,838           111,109
             Decrease (increase) in prepaid expense                 44,836              (881)
             Decrease in accounts payable                         (757,166)         (114,366)
             Cash receipts from direct financing leases
                less than income recognized                         (4,260)           (6,460)
             Increase in escrow deposits, net of
                minority interest partners                               -            (5,000)
             Increase in accrued rental income                      (2,225)          (18,743)
             Decrease (increase) in other assets                    23,711            (5,313)
             Increase in deferred compensation                     (94,458)                -
             Increase in minority interest                         131,845           131,643
                                                                 ---------        ----------
                Net cash provided by operating activities          137,280           280,046
                                                                 ---------        ----------

 Cash flows from investing activities:
      Improvements to real estate                                 (300,005)                -
      Acquisitions of real estate                                        -          (181,668)
      Additions to furniture, fixtures and equipment                (3,938)                -
      Distribution from (investment in) joint ventures             380,846          (420,000)
      Proceeds from sale of property                                     -         1,025,347
      Increase in prepaid acquisition costs                        (12,912)           (1,074)
                                                                 ---------        ----------
         Net cash provided by investing activities                  63,991           422,605
                                                                 ---------        ----------

 Cash flows from financing activities:
      Proceeds from notes payable                                  369,952         2,452,500
      Payments of notes payable                                    (14,776)       (2,399,916)
      Loan acquisition costs, net                                   21,730           (45,231)
      Issuance of treasury stock                                   185,120                 -
      Retirement of common stock                                         -           (65,068)
      Distributions paid to shareholders                          (161,540)         (100,000)
      Distributions to minority interest partners                 (149,572)         (144,331)
                                                                 ---------        ----------
         Net cash provided by (used in) financing activities       250,914          (302,046)
                                                                 ---------        ----------

 Net increase in cash and cash equivalents                         452,185           400,605
 Cash and cash equivalents, beginning of period                    227,117           935,867
                                                                 ---------        ----------
 Cash and cash equivalents, end of period                        $ 679,302        $1,336,472
                                                                 =========        ==========

 See Notes to Consolidated Financial Statements.


                          AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


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

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1"), AmREIT Opportunity Corporation ("AOP"), AmREIT Income and Growth Corporation ("AIGC"), Reno IHOP, L.P. ("Reno IHOP"), Sugar Land IHOP L.P. ("Sugar Land IHOP"), AmREIT Fidelity Corporation ("Fidelity"), Sugar Land Plaza, LP ("Plaza"), ARIC SPE 1, LLC ("ARIC SPE"), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. AIGC was formed in January 2001 and Reno IHOP and Sugar Land IHOP were both formed in February 2001. Fidelity, Plaza, and ARIC SPE were formed in October 2001. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lender's request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. ARIC and AOP were structured as non-qualified REIT subsidiaries, whereby AmREIT owned 100% of the preferred stock outstanding. In January 2001, ARIC and AOP elected to restructure their respective capital stock in conjunction with the 2000 tax act. As a result, the preferred stock held by AmREIT was retired and common stock was issued in its place. ARIC and AOP have elected to be treated as taxable REIT subsidiaries, with AmREIT, Inc. owning 100% of the outstanding common stock. AIGC was organized as a taxable REIT subsidiary with AmREIT, Inc. owning 100% of the outstanding common stock. Reno IHOP is a special purpose entity, created solely at the lender's request. Reno IHOP owned land, located in Reno, Nevada that was leased to IHOP Properties. During 2001, the IHOP in Reno was sold and this entity was liquidated. Sugar Land IHOP, Fidelity, Plaza, and ARIC SPE were created solely at the lenders' request. Sugar Land IHOP owns land located in Sugar Land, Texas that is leased to IHOP Properties. Fidelity owns two IHOP's which are located in Memphis, Tennessee and St. Peters, Missouri. Plaza owns a multi-tenant property located in Sugar Land that is leased to Mattress Giant and River Oaks Imaging. ARIC SPE was created at the lender's request to act as the General Partner on loans for the property that is owned by Fidelity. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

     INVESTMENT IN NON CONSOLIDATED SUBSIDIARIES

     AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. which is accounted for using the equity method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 10.6 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

     AIGC invested $200,000 as a limited partner and $1,000 as a general partner in AmREIT Income & Growth Fund, Ltd. that is accounted for using the equity method. The limited partners have the right to remove and replace the general partner (AIGC) by a vote of the limited partners owning a majority of the outstanding units. AIGC currently owns an 8.5 percent limited partner interest in AmREIT Income & Growth Fund, Ltd. AmREIT Income & Growth Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

     ARIC invested $69,810 as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. AmREIT CDP #27, LP was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #27, LP purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi.

     ARIC invested $121,870 as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. AmREIT CDP SPE #33, Ltd.was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, AmREIT CDP #33, Ltd. purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

     OTHER ASSETS

     Other assets include preacquisition costs of $222,112. Preacquistion costs include $29,414 in costs related to a multi-tenant pad site that is being considered for acquisition. Additionally, preacquisition costs include $192,698 in costs related to the joint proxy and consent solicitation statement and prospectus on registration with the SEC, which proposes, among othe items, the merger of certain affiliated partnerships into AmREIT. Other assets additionally include loan acquisition costs of $247,107. Loan acquisition costs were incurred in obtaining property financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of March 31, 2002 totaled $50,009.

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

     ARIC, a wholly owned subsidiary of AmREIT, Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, ARC, AOPP and AIGC are treated as taxable REIT subsidiaries and are consolidated with

     ARIC to file a federal income tax return. As such, ARIC has recorded a federal income tax liability at March 31, 2002 of $84,000, which represents the federal income tax obligations on the consolidated taxable REIT subsidiaries taxable net income.

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

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of this Statement had no effect on the Company's consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on our financial position, results of operations, or cash flows.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

     On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a componet of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations, or cash flows.


     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month periods ended March 31, 2002 and 2001.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


2.   INVESTMENT IN JOINT VENTURE

     NON CONSOLIDATED JOINT VENTURES

     On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners, Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is approximately 6.7%.

     ARIC invested $69,810 as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. AmREIT CDP #27, LP, was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #27, LP purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. One of the two properties, owned by AmREIT CDP #27, LP, was sold during the first quarter 2002. ARIC received investment income of $33,490, from the sale of the property located in Memphis and still has $33,850 invested in the IHOP in Tupelo.

     ARIC invested $329,714 as a member in AmREIT CDP #31, LLC that is accounted for using the equity method. AmREIT CDP #31, LLC was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #31, LLC purchased two IHOP properties in Cookeville, Tennessee and Scottsdale, Arizona. Both properties were sold during the first quarter 2002, and AmREIT CDP #31, LLC does not own any real property at March 31, 2002.

     ARIC invested $121,870 as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. AmREIT CDP SPE #33, Ltd. was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, AmREIT CDP #33, Ltd. purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

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

     On September 23, 1996, the Company entered into a joint venture with AAA Net Realty XI, Ltd. The joint venture was formed to purchase a parcel of land in The Woodlands, Texas upon which the tenant, Washington Mutual, constructed a branch bank building at its cost. At the termination of the lease, the improvements will be owned by the joint venture. The Company's interest in the joint venture is 51%.

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

4.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At March 31, 2002, the Company was in compliance with all the covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (4% as of March 31, 2002). As of March 31, 2002, $9,600,000 was
     outstanding under the Credit Facility. Thus the Company has approximately $2,070,000 available under its line of credit subject to use of proceeds by the lender.

     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $975,455 being outstanding at March 31, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,194,767, net of $91,087 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,322,309 being outstanding at March 31, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,641,919, net of $61,715 of accumulated depreciation.

     In October 2001, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with Greenwich Capital Financial Products, Inc. for $2,400,000 with $2,392,961 being outstanding at March 31, 2002. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $4,037,719, net of $259,140 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,378,000 with $1,378,000 being outstanding at March 31, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at March 31, 2002. The note, which requires interest only payments, matures November 1, 2002 and as of March 31, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,553,303 net of $11,704 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,658,000 with $1,658,000 being outstanding at March 31, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at March 31, 2002. The note matures November 1, 2002 and as of March 31, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,866,224 net of $14,062 of accumulated depreciation.

     Aggregate annual maturity of the mortgage notes payable for each of the following five years ending March 31 are as follows:


             2002                         $       3,082,192
             2003                                    66,054
             2004                                    71,564
             2005                                    77,534
             2006                                    84,003
             Thereafter                           4,345,378
                                                 ----------
                                            $     7,726,725

     5.  MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the three months ended March 31, 2002 and March 31, 2001:

                                                2002                2001
                                                ----                ----


     International House of Pancakes         $  181,170        $  121,410
     Just For Feet, Inc.                        177,363           177,180
     OfficeMax, Inc.                            129,623           129,623
     Wherehouse Entertainment                    94,476            94,474
     Hollywood Entertainment Corp.               68,291            68,290
     Sugar Land Imaging Affiliates Ltd.          63,155            49,719
     One Care Health Industries, Inc.            56,578            50,409
     Mattress Giant, Inc.                        40,979                 -
     Washington Mutual                           39,450            39,448
     Radio Shack                                 27,225            27,225
     Don Pablos                                  19,612            19,612
     America's Favorite Chicken Co.                   -            20,794
                                             ----------        ----------
                                             $  897,922        $  798,184
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

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                              For the Three Months Ended March 31,
                                                                       2002              2001
     BASIC EARNINGS PER SHARE                                        ---------          ---------
         Weighted average common shares outstanding                  2,351,687          2,363,382
                                                                     =========          =========
                  Basic earnings per share                           $     .08          $     .10
                                                                     =========          =========

     DILUTED EARNINGS PER SHARE
         Weighted average common shares outstanding                  2,351,687          2,363,382
         Shares issuable from assumed conversion of warrants                 -                  -
                                                                     ---------          ---------
         Weighted average common shares outstanding, as adjusted     2,351,687          2,363,382
                                                                     =========          =========
                  Diluted earnings per share                         $     .08          $     .10
                                                                     =========          =========

     EARNINGS FOR BASIC AND DILUTED COMPUTATION Net income to common shareholders (basic and diluted
                  earnings per share computation)                      182,311          $ 243,407
                                                                     =========          =========

7.   RELATED PARTY TRANSACTIONS

     See Note 1 regarding investments in non-consolidated subsidiaries and Note 2 regarding consolidated joint ventures with related parties.

     The Company provides property acquisition, leasing, administrative and management services for thirteen affiliated real estate limited partnerships that are under common management (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. For the three months ended March 31, service fees of $85,622 and $84,803 were paid by the Partnerships to the Company for 2002 and 2001 respectively.

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


     8.   COMMITMENTS

     The Company has a one-year lease agreement for its office facilities through December 31, 2002. Rental expense for the three months ended March 31, 2002 and 2001 was $19,238 and $16,117 respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a fully integrated, self-administered real estate investment trust. The Company was organized on August 17, 1993 to acquire, either directly or through joint venture arrangements, undeveloped, newly constructed and existing net-lease real estate that is located primarily on corner or out-parcel locations in strong commercial corridors, to lease on a net-lease basis to major retail businesses and to hold the properties with the expectation of equity appreciation producing a steadily rising income stream for its shareholders. AmREIT, like its predecessor, has been an entrepreneurial real estate company, with a primary focus on growing its portfolio of credit tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD financial planning community within the United States. AmREIT, like its predecessor, has been an entrepreneurial real estate company, with a primary focus on growing its portfolio of credit tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD financial planning community within the United States. Through a wholly-owned subsidiary, the Company also provides advisory services to thirteen real estate limited partnerships.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth.

     Net cash provided by operating activities decreased for the three months ended March 31, 2002 and March 31, 2001 from $280,046 in 2001 to $137,280 in 2002. The decrease in cash provided by operating activities was due primarily to the following components: (1) a decrease in net income of $61,096, from income of $243,407 in 2001 to income of $182,311 in 2002, and
     (2) the increase in the paydown of accounts payable of $642,800, from $114,366 in 2001 to $757,166 in 2002. The above increases are offset somewhat by an increase in accounts receivable collections of $485,838 in 2002, compared to collections of $111,109 in 2001.

     Net cash provided by investing activities decreased for the three months ended March 31, 2002 and March 31, 2001 from $422,605 to $63,991 in 2002.
     The decrease was primarily due to a decrease in proceeds from sale of property of $1,025,347 and by an increase in improvements to real estate, which increased $300,005 in 2002 as compared to $0 in 2001. Additionally, $420,000 was invested in joint ventures in 2001 where as distributions from investments were $380,846 in 2002.

     Net cash used in financing activities increased $552,960 in 2002 when compared to 2001. The increase was primarily due to payments of notes payable, which totaled $14,776 in 2002 compared to $2,399,916 in 2001. Additionally, proceeds from notes payable decreased $2,082,548 from $2,452,500 in 2001 to $369,952 in 2002.

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

     At March 31, 2002, the Company had a joint proxy and consent solicitation statement and prospectus on file with the SEC. This registration statement, which was not effective at March 31, 2002, proposed, among other items, the merger of certain affiliated partnerships into AmREIT.

     The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Some of the tenant's leases require the Company to be responsible for roof and structural repairs. In these instances, the Company normally requires warranties, and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 1, 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At March 31, 2002, the Company was in compliance with all of the covenants on the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of March 31, 2002, $9,600,000 was outstanding under the Credit Facility. Thus, the Company has approximately $2,070,000 available under its line of credit, subject to use of proceeds by the lender.

     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $975,455 being outstanding at March 31, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,194,767, net of $91,087 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,322,309 being outstanding at March 31, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,641,919, net of $61,715 of accumulated depreciation..

     In October 2001, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with Greenwich Capital Financial Products, Inc. for $2,400,000 with $2,392,961 being outstanding at March 31, 2002. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of March 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $4,037,719, net of $259,140 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,378,000 with $1,378,000 being outstanding at March 31, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at March 31, 2002. The note, which requires interest only payments, matures November 1, 2002 and as of March 31, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,553,303 net of $11,704 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,658,000 with $1,658,000 being outstanding at March 31, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at March 31, 2002. The note matures November 1, 2002 and as of March 31, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,866,224 net of $14,062 of accumulated depreciation.

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 2002, the Company's cash and cash equivalents totaled $679,302.

The Company made cash distributions to the Shareholders for the three months ended March 31, 2002 and 2001, of $161,540 and $100,000 respectively.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $121,102 or 64.4% to $309,159 for the three months ended March 31, 2002 from $188,057 for the three months ended March 31, 2001. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.


Below is the reconciliation of net income to funds from operations for the three months ended March 31:

                                                   2002              2001
                                                   ----              ----
Net income                                       $ 182,311        $ 243,407
Less gain on sale of property                            -          168,909
Plus depreciation                                  126,848          113,559
                                                 ---------        ---------
Total funds from operations                      $ 309,159        $ 188,057
                                                 =========        =========

Cash distributions paid                          $ 161,540        $ 100,000
Distributions less than FFO                      $ 147,619        $  88,057

Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:
                                                    2002               2001
                                                    ----               ----
Operating activities                        $    137,280            $  280,046
Investing activities                        $     63,991            $  422,605
Financing activities                        $    250,914            $ (302,046)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 to March 31, 2001:

During the three months ended March 31, 2002 and March 31, 2001, the Company owned and leased 19 properties and 18 properties respectively. During the three months ended March 31, 2002 and March 31, 2001, the Company earned $897,922 and $798,184, respectively, in rental income from operating leases and earned income from direct financing leases. The addition of the property resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income increased $412,988 from $440,216 in 2001 to $853,204 in 2002. The increase in service fees other income was primarily due to $268,086 earned from investments in joint ventures. Additionally, service fee income, which includes management fees, construction fees, and development fees, increased $189,394 from $1,664 in 2001 to $191,058 in 2002.

During the three months ended March 31, 2002 and March 31, 2001, the Company's expenses were $1,353,984 and $1,034,421 respectively. The $319,563 increase in expenses is primarily attributable to general operating and administrative expenses, which increased $364,859 from $414,123 in 2001 to $778,982 in 2002.
The increase in general operating and administrative expenses, which is primarily attributable to an increase in personnel involved in capital formation and property development, are somewhat offset by a decrease in interest expense. Legal and professional costs increased by $165,895 which was primarily related to Service fee income collected during the first quarter. Interest expense decreased $77,859 from $331,507 in 2001 to $253,648 in 2002. The decrease in interest expense is primarily due to lower interest rates.

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






                                   AmREIT, Inc.
                                   ----------------------------------------
                                   (Issuer)




May 15, 2002                       /s/ H. Kerr Taylor
------------                       ----------------------------------------
Date                               H. Kerr Taylor, President





May 15, 2002                       /s/ Chad C. Braun
------------                       ----------------------------------------
Date                               Chad C. Braun (Principal Accounting Officer)