Form 10QSB
period 2002-06-30
AMREIT INC
filed 2002-08-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---------

For the quarterly period ended June 30, 2002
                               -------------


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
-----------


For the transition period from                      to
                                -------------------    ------------------


Commission File Number:         0-28378


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

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                                        $   412,982
 Accounts receivable                                                                   34,637
 Escrow deposits                                                                      188,118
 Prepaid expenses, net                                                                311,288

 Property:
      Land                                                                         13,136,706
      Buildings                                                                    17,738,428
      Furniture, fixtures and equipment                                               281,127
                                                                                  -----------
                                                                                   31,156,261
      Accumulated depreciation                                                     (2,319,737)
                                                                                  -----------
         Total property, net                                                       28,836,524
                                                                                  -----------

 Net investment in direct financing leases                                         16,895,057

 Other assets:
      Preacquisition costs                                                            280,759
      Loan acquisition cost, net of $72,447 in accumulated
         amortization                                                                 231,699
      Accrued rental income                                                           490,477
      Deferred compensation                                                            79,001
      Investment in non-consolidated subsidiary                                       608,128
                                                                                  -----------
         Total other assets                                                         1,690,064

                                                                                  -----------
 TOTAL ASSETS                                                                     $48,368,670
                                                                                  ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
      Notes payable                                                               $26,429,521
      Accounts payable                                                                606,178
      Prepaid rent                                                                      7,438
      Security deposit                                                                 17,073
                                                                                  -----------
         TOTAL LIABILITIES                                                         27,060,210
                                                                                  -----------

 Minority interest                                                                  5,657,132

 Shareholders' equity:
      Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued
      1,000 Common stock, $.01 par value, 100,010,000 shares authorized,
         2,384,117 shares issued                                                       23,841
      Capital in excess of par value                                               21,655,867
      Accumulated distributions in excess of earnings                              (5,925,330)
      Cost of treasury stock, 19,310 shares                                          (103,050)
                                                                                  -----------
         TOTAL SHAREHOLDERS' EQUITY                                                15,651,328
                                                                                  -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $48,368,670
                                                                                  ===========
 See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                         Quarter                                    Year to date
                                                2002                   2001                     2002               2001
                                               ----------           ----------               -----------       ----------
 Revenues:
      Rental income from operating leases      $  677,614           $  622,868               $ 1,384,354       $ 1,296,105
      Earned income from direct financing leases  437,169              151,374                   628,351           316,321
      Service fees and other income               355,385            1,122,179                 1,208,589         1,662,395
      Gain on sale of property                          -                    7                         -           168,916
      Interest income                               1,039                  889                     2,053             3,051
                                           ---------------   ------------------           ---------------     -------------
         Total revenues                         1,471,207            2,037,317                 3,223,347         3,446,788
                                           ---------------   ------------------           ---------------     -------------
 Expenses:
      General operating and administrative        467,005              438,946                 1,245,987           853,069
      Legal and professional                      134,955              475,593                   329,461           650,825
      Interest                                    410,032              233,604                   663,680           565,111
      Depreciation                                126,822              113,558                   253,670           227,117
                                           ---------------   ------------------           ---------------     -------------
         Total expenses                         1,138,814            1,261,701                 2,492,798         2,296,122
                                           ---------------   ------------------           ---------------     -------------

 Income before federal income taxes and
      minority interest in net income of
      consolidated joint ventures                 332,393              775,616                   730,549         1,150,666

 Federal income taxes expenses for taxable
      REIT subsidiary                              69,000                    -                   (15,000)                -

 Minority interest in net income of
    consolidated joint ventures                  (140,100)            (131,893)                 (271,945)         (263,536)
                                           ---------------   ------------------           ---------------     -------------

 Net income                                     $ 261,293            $ 643,723                 $ 443,604         $ 887,130
                                           ===============   ==================           ===============     =============

 Basic and diluted earnings per share              $ 0.11               $ 0.27                    $ 0.19            $ 0.38
                                           ===============   ==================           ===============     =============

 Weighted average number of common shares
    outstanding                                 2,364,807            2,355,423                 2,358,283         2,359,380
                                           ===============   ==================           ===============     =============
 Weighted average number of common shares
   outstanding plus dilutive potential
   common shares                                2,364,807            2,355,423                 2,358,283          2,359,380
                                           ===============   ==================           ===============     =============


  See Notes to Consolidated Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)


                                                                   Quarter                 Year to Date
                                                             2002          2001         2002          2001
                                                             ----          ----         ----          ----
 Cash flows from operating activities:
     Net income                                           $ 261,293    $ 643,723    $ 443,604     $ 887,130
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                     126,822      113,558      253,670       227,117
           Gain on sale of property                               -          ( 7)           -      (168,916)
           Decrease in accounts receivable                  150,917       87,950      636,755       199,059
           Increase in prepaid expense                     (103,256)    ( 81,462)    ( 58,420)     ( 82,343)
           Decrease in accounts payable                    ( 32,263)    ( 23,315)    (789,429)     (137,681)
           Cash recepits from direct financing
                leases less than income recognized         ( 72,505)    (  8,385)    ( 76,765)     ( 14,845)
           Increase in escrow deposits, net of
                minority interest partners                        -            -            -      (  5,000)
           Increase in accrued rental income               ( 18,992)    ( 23,831)    ( 21,217)     ( 42,574)
           Increase in prepaid rent                           7,438            -        7,438             -
           Decrease in security deposits                   ( 15,050)           -     ( 15,050)            -
           (Increase) decrease in other assets             (130,284)       1,213     (106,573)     (  4,100)
           Decrease (increase) in deferred compensation      15,457            -     ( 79,001)            -
           Increase in minority interest                    140,100      131,893      271,945       263,536
                                                       -------------  -----------  ------------  -----------
              Net cash provided by operating activities     329,677      841,337      466,957     1,121,383
                                                       -------------  -----------  ------------  -----------
 Cash flows used in investing activities:
     Improvements to real estate                           (126,057)           -     (426,062)            -
     Acquisitions of real estate                        ( 9,811,015)           -  ( 9,811,015)            -
     Additions to furniture, fixtures and equipment     (       236)           -  (     4,174)            -
     (Investment in) distributions from joint ventures  (     8,035)     218,000      372,811    (  202,000)
     Proceeds from sale of property                               -            7            -     1,025,354
     Increase in prepaid acqusitions costs              (    58,647)  (   15,422) (    71,559)   (   16,496)
                                                       -------------  -----------  ------------  -----------
   Net cash (used in) provided by investing activities  (10,003,990)  (   27,819)  ( 9,939,999)     394,786
                                                       -------------  -----------  ------------  -----------

 Cash flows used in financing activities:
    Proceeds from notes payable                           9,127,257            -     9,497,209    2,452,500
    Payments of notes payable                           (    24,461)  (1,002,111)   (   39,237)  (3,402,027
    Loan acquisitions, net                                   15,408            -        37,138   (   45,231)
    (Issuance) purchase of treasury stock                         -   (   33,527)      185,120   (   99,595)
    Distributions paid to shareholders                  (   169,637)  (  117,717)   (  331,177)  (  217,717)
    Contributions from minority interest partners           609,000            -       609,000            -
    Distributions to minority interest partners         (   149,574   (  144,335)   (  299,146)  (  288,666)
                                                       -------------  -----------  ------------  -----------
 Net cash provided by (used in) financing activities      9,407,993   (1,297,690)    9,658,907)  (1,599,736)
                                                       -------------  -----------  ------------  -----------

 Net (decrease) increase in cash and cash equivalents   (   266,320)  (  484,172)      185,865   (   83,567)
 Cash and cash equivalents, beginning of period             679,982    1,336,472       227,117      935,867
                                                       -------------  -----------  ------------  -----------
 Cash and cash equivalents, end of period                $  412,982    $ 852,300     $ 412,982    $ 852,300
                                                       =============  ===========  ============  ===========





 See Notes to Financial Statements.

                         AMREIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND NATURE OF OPERTATIONS

     AmREIT, Inc. (the "Company" or "AmREIT") is a real estate investment trust ("REIT") based in Houston, Texas that was incorporated in the state of Maryland on August 17, 1993. AmREIT sponsors investment opportunities through the broker-dealer financial services community. For more than 16-years, AmREIT and its predecessor have helped investors reach their financial goals through ownership in real estate on lease to companies in the general retail, financial services and banking, medical and restaurant sectors of commercial real estate.

     AmREIT owns a real estate portfolio that consists of single-tenant, free standing credit tenant leased projects and multi-tenant frontage commercial projects. The single tenant projects are located from coast to coast and are leased to blue-chip corporate tenants where the lease is the direct obligations of these companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated on prime locations throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

     AmREIT's investment sponsorship business creates new investment entities that buy and develop commercial real estate with proceeds raised from third-party investors. AmREIT has extensive experience and long-term relationships in the commercial real estate market, which is the basis of its ability to sponsor real estate investment opportunities while creating fee income and carried interests for AmREIT and its shareholders.

     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of AmREIT, Inc., its subsidiaries, AmREIT Realty Investment Corporation ("ARIC"), AmREIT Securities Company ("ASC"), AmREIT Operating Corporation ("AOC"), AmREIT SPE1 Inc. ("SPE 1"), AmREIT Opportunity Corporation ("AOP"), AmREIT Income and Growth Corporation ("AIGC"), Reno IHOP, L.P. ("Reno IHOP"), Sugar Land IHOP L.P. ("Sugar Land IHOP"), AmREIT Fidelity Corporation ("Fidelity"), Sugar Land Plaza, LP ("Plaza"), ARIC SPE 1, LLC ("ARIC SPE"), AAA CTL Notes, Ltd. ("AAA"), and its six joint ventures with related parties. ARIC, AOC and AOP were formed in June, July and April 1998 respectively. ASC and SPE 1 were both formed in February 1999. AIGC was formed in January 2001 and Reno IHOP and Sugar Land IHOP were both formed in February 2001. Fidelity, Plaza, and ARIC SPE were formed in October 2001. ASC is a wholly owned subsidiary of ARIC and was established exclusively to distribute security commissions generated through direct participation programs and private placement activities. SPE 1 is a special purpose entity, created solely at the lender's request. SPE 1 owns a building and land located in Ridgeland, Mississippi that is leased to Hollywood Video. ARIC was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. ARIC and AOP were structured as non-qualified REIT subsidiaries, whereby AmREIT owned 100% of the preferred stock outstanding. In January 2001, ARIC and AOP elected to restructure their respective capital stock in conjunction with the 2000 tax act. As a result, the preferred stock held by AmREIT was retired and common stock was issued in its place. ARIC and AOP have elected to be treated as taxable REIT subsidiaries, with AmREIT, Inc. owning 100% of the outstanding common stock. AIGC was organized as a taxable REIT subsidiary with AmREIT, Inc. owning 100% of the outstanding common stock. Reno IHOP is a special purpose entity, created solely at the lender's request.

     Reno IHOP owned land, located in Reno, Nevada that was leased to IHOP Properties. During 2001, the IHOP in Reno was sold and this entity was liquidated. Sugar Land IHOP, Fidelity, Plaza, and ARIC SPE were created solely at the lenders' request. Sugar Land IHOP owns land located in Sugar Land, Texas that is leased to IHOP Properties. Fidelity owns two IHOP's which are located in Memphis, Tennessee and St. Peters, Missouri. Plaza owns a multi-tenant property located in Sugar Land that is leased to Mattress Giant and River Oaks Imaging. ARIC SPE was created at the lender's request to act as the General Partner on loans for the property that is owned by Fidelity. AAA is an investment entity that was created to purchase fifteen IHOP leasehold estate properties and two IHOP fee simple properties. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns greater than 50% of the aforementioned joint ventures and exercises control over operations.

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

     Expenditures related to the development of real estate are carried at cost plus capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time the Company expenses these costs as acquisition expense, which are included as general operating and administrative expense.

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

     INVESTMENT IN NON CONSOLIDATED SUBSIDIARIES

     AOP invested $250,000 as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd., which is accounted for using the equity method. The limited partners have the right to remove and replace the general partner (AOP) by a vote of the limited partners owning a majority of the outstanding units. AOP currently owns a 10.6 percent limited partner interest in AmREIT Opportunity Fund, Ltd. AmREIT Opportunity Fund was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

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

     ARIC invested $69,810 as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. AmREIT CDP #27, LP was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #27, LP purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. The Memphis, Tennessee property was sold for a profit in the first quarter of 2002.

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

     OTHER ASSETS

     Other assets include pre-acquisition costs of $280,759. Pre-acquisition costs include $62,207 in costs related to a multi-tenant pad site that is being considered for acquisition. In addition, pre-acquisition costs include $218,552 related to the joint proxy and consent solicitation statement and prospectus declared effective by the Securities and Exchange Commission on May 6, 2002, which proposes among other items, the merger of certain affiliated partnerships into AmREIT. Other assets also include loan acquisition costs of $231,699. Loan acquisition costs were incurred in obtaining property financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of June 30, 2002 totaled $72,447.

     STOCK ISSUANCE COSTS

     Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholder' equity.

     REVENUE RECOGNITION

     Properties are leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Service fees are recognized when earned.

     FEDERAL INCOME TAXES

     The Company is qualified as a REIT under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income is distributed by March 15 of the following year.

     ARIC, a wholly owned subsidiary of AmREIT, Inc. is treated as a taxable REIT subsidiary for federal income tax purposes. In addition, ARC, AOPP and AIGC are treated as taxable REIT subsidiaries and are consolidated with ARIC to file a federal income tax return. During the quarter, ARIC and its consolidated subsidiaries recorded a federal tax credit of $69,000 based on its taxable income for the six months ended June 30, 2002, which resulted in a federal income tax obligation of $15,000 at June 30, 2002.

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

     On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that the adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease terminations costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closings, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for our fiscal year beginning January 1, 2002. The adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations, or cash flows.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and six-month periods ended June 30, 2002 and 2001.

     The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


2.   INVESTMENT IN JOINT VENTURES

     NON CONSOLIDATED JOINT VENTURES

     On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners, Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is approximately 6.7%.

     ARIC invested $69,810 as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. AmREIT CDP #27, LP, was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #27, LP purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. One of the two properties, owned by AmREIT CDP #27, LP, was sold during the first quarter 2002. ARIC received investment income of $33,490, from the sale of the property located in Memphis and still has $33,385 invested in the IHOP in Tupelo.

     ARIC invested $329,714 as a member in AmREIT CDP #31, LLC that is accounted for using the equity method. AmREIT CDP #31, LLC, was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #31, LLC purchased two IHOP properties in 2001 located in Cookeville, Tennessee and Scottsdale, Arizona. Both properties were sold during the first quarter 2002, and AmREIT CDP #31, LLC does not own any real property as of June 30, 2002.

     ARIC has invested $121,113 as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. AmREIT CDP SPE #33, Ltd. was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, AmREIT CDP #33, Ltd. purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

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

4.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Due to the joint proxy and consent solicitation statement and prospectus declared effective by the Securities and Exchange Commission on May 6, 2002 the covenants and restrictions were waived by the lender as of June 30, 2002. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875% (4.23% as of June 30, 2002). As of June 30, 2002,
     $10,379,477 was outstanding under the Credit Facility. Thus the Company has approximately $755,341 available under its line of credit subject to use of proceeds by the lender.

     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $973,060 being outstanding at June 30, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on a Hollywood Video located in Ridgeland, MS. with an aggregate carrying value of $1,189,409, net of $96,445 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,315,023 being outstanding at June 30, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on an IHOP restaurant located in Sugarland, TX with an aggregate carrying value of $1,635,748, net of $67,886 of accumulated depreciation.

     In October 2001, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with Greenwich Capital Financial Products, Inc. for $2,400,000 with $2,388,572 being outstanding at June 30, 2002. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on Sugarland Plaza, a multi-tenant center located in Sugarland, TX. with an aggregate carrying value of $4,009,616, net of $287,243 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,378,000 with $1,378,000 being outstanding at June 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at June 30, 2002. The note, which requires interest only payments, matures November 1, 2002 and as of June 30, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on an IHOP restaurant located in Memphis, TN. with an aggregate carrying value of $1,546,280 which is net of $18,727 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,658,000 with $1,658,000 being outstanding at June 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at June 30, 2002. The note matures November 1, 2002 and as of June 30, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on an IHOP restaurant located in St. Peters, MO. with an aggregate carrying value of $1,857,787 net of $22,499 of accumulated depreciation.

     Beginning in April 2002, AAA began entering into ten-year mortgages, amortized over 20 years, with General Electric Capital Business Asset Funding Corporation related to the purchase of seventeen IHOP properties, of which ten had closed as of June 30, 2002. The following table summarizes the terms of loan agreements and the property collateralizing the notes. As of June 30, 2002 the Company is in compliance with all terms of the agreement. The notes are cross-collateralized and cross-defaulted with each other.




    --------------------- ----------------- ----------------- ---------------- ----------------- ------------------
         Location          Original Loan      Outstanding         Fixed           Date Loan             Net
                              Amount        Loan Amount at    Interest Rate        Matures          Investment
                                             June 30, 2002                                          in Direct
                                                                                                   Financing Lease
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Shawnee, KS           $   750,542          $749,239            7.82%          May 1, 2012       $  884,676
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    El Paso, TX               760,467           759,147            7.82%          May 1, 2012          896,242
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Beaverton, OR             886,682           885,143            7.82%          May 1, 2012        1,046,169
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Rochester, NY             950,583           948,933            7.82%          May 1, 2012        1,135,510
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Baton Rouge, LA         1,250,317         1,248,146            7.82%          May 1, 2012        1,479,674
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Charlottesville, NC       630,005           628,911            7.82%          May 1, 2012          748,521
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Albuquerque, NM           756,618           755,304            7.82%          May 1, 2012          893,644
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Springfield, MO         1,030,227         1,030,227            7.82%         June 1, 2012        1,212,403
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Salem, OR                 620,609           620,609            7.82%         June 1, 2012          737,631
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Roanoke, VA               711,730           711,730            7.89%         July 1, 2012          844,661
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
                  Total    $8,347,780        $8,337,389                                            $ 9,879,131
    --------------------- ---------------   ---------------                                       ---------------


     Aggregate annual maturity of the mortgage notes payable for each of the following five years ending June 30 are as follows:


               2002                             $  13,535,065
               2003                                   254,141
               2004                                   274,909
               2005                                   297,376
               Thereafter                          12,068,030
                                               --------------
                                                $  26,429,521
                                               ==============

     5.  MAJOR TENANTS

     The following schedule summarizes rental income by lessee for the six months ended June 30:

                                                    Quarter                   Year to Date
                                               2002           2001           2002          2001
                                              ------         ------         ------        ------
     International House of Pancakes       $  427,269      $  121,582    $  608,439    $  242,993
     Footstar, Inc.                           178,526         177,459       355,889       354,639
     OfficeMax, Inc.                          129,624         129,624       259,247       259,247
     Wherehouse Entertainment                  94,482          94,477       188,958       188,951
     Hollywood Entertainment Corp.             68,291          68,291       136,582       136,581
     Sugar Land Imaging Affiliates Ltd.        63,156          53,302       126,311       103,021
     Mattress Giant, Inc.                      40,981          32,065        81,960        32,065
     Washington Mutual                         39,450          39,449        78,900        78,896
     Radio Shack                               27,225          27,225        54,450        54,450
     Texas Children's Pediatrics        (1)    26,001               -        26,001             -
     Don Pablos                                19,612          20,359        39,224        39,971
     One Care Health Industries, Inc.   (2)       166          50,409        56,744       100,818
     America's Favorite Chicken Co.     (3)         -               -             -        20,794
                                           -----------      ----------   -----------    ----------
                                           $1,114,783       $ 814,242    $2,012,705    $1,612,426
                                           ===========      ==========   ===========    ==========

  (1)   Texas Children's Pediatrics entered into a long-term lease with AmREIT, beginning in May 2002, at Copperfield Medical Plaza.  The lease was entered into as a result of the negotiated lease buy out by AmREIT and One Care Health Industries, Inc.

  (2)   One Care Health Industries, Inc. was a tenant at Copperfield Medical Plaza.  In April of
        2002, AmREIT negotiated a lease buy out agreement with One Care for approximately $190,000.
        As a result, AmREIT immediately released approximately 75 percent of the available space to Texas Children's Pediatrics.

  (3)   America's Favorite Chicken Co., located in Atlanta and was sold by AmREIT during the first quarter 2001.

6.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                         Quarter                Year to Date
                                                                     2002         2001         2002       2001
                                                                  ---------     ---------   ---------   ---------
     BASIC EARNINGS PER SHARE
         Weighted average common shares outstanding               2,364,807     2,355,423   2,358,283   2,359,380
                                                                  =========     =========   =========   =========

                  Basic earnings per share                        $     .11     $     .27   $     .19   $     .38
                                                                  =========     =========   =========   =========

     DILUTED EARNINGS PER SHARE
         Weighted average common shares outstanding               2,364,807     2,355,423   2,358,283   2,359,380
         Shares issuable from assumed conversion of warrants              -             -           -           -
                                                                  ---------     ---------   ---------   ---------
         Weighted average common shares outstanding, as adjusted  2,364,807     2,355,423   2,358,283   2,359,380
                                                                  =========     =========   =========   =========

                  Diluted earnings per share                      $     .11     $     .27   $     .19   $     .38
                                                                  =========     =========   =========   =========
     EARNINGS FOR BASIC AND DILUTED COMPUTATION Net income to common shareholders (basic and diluted
                  earnings per share computation)                 $ 261,293     $ 643,723   $ 443,604   $ 887,130
                                                                  =========     =========   =========   =========


7.   RELATED PARTY TRANSACTIONS

     See Note 1 regarding investments in non-consolidated subsidiaries and Note 2 regarding consolidated joint ventures with related parties.

     The Company provides property acquisition, leasing, administrative and management services for thirteen affiliated real estate limited partnerships that are under common management (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. For the six months ended June 30, service fees of $174,328 and $164,831 were paid by the Partnerships to the Company for 2002 and 2001 respectively.

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

     On March 20,2002, the Company formed a partnership agreement, AAA CTL Notes, Ltd. ("AAA") whereby the Company would purchase fifteen IHOP leasehold estate properties and two IHOP fee simple properties. Upon completion of the purchase of the seventeen properties, AmREIT plans to syndicate its equity through a private placement offering through its selected group of financial planning and broker-dealer firms. Upon the successful purchase of the properties and the syndication of AmREIT's equity, AmREIT will maintain the general partner ownership and economic benefits after certain return thresholds have been met for the investors. Additionally, AmREIT has agreed to assign a portion, up to 50%, of the cash flow and economic benefits to its key employees as contingent, long-term compensation. In so doing, the Company believes that it will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure without increasing the overhead burden. This contingent compensation will only be assigned once AmREIT has successfully syndicated its equity and the performance hurdles set in the private placement memorandum have been met for the investors. At June 30, 2002, AAA had closed ten properties and seven property acquisitions are pending. Upon successful syndication of AmREIT's equity, AAA will not be consolidated in the balance sheet, and will be accounted for as an investment under the equity method of accounting. Below is a condensed summary of the balance sheet and the statement of operations of AAA on a stand alone basis as of June 30, 2002:


            Current assets                                 $   303,499
            Buildings, net                                   9,776,899
            Other assets                                        51,322
                                                           -----------
            Total assets                                   $10,131,720
                                                           ===========

            Notes payable                                  $ 8,337,389
            Payable to AmREIT, Inc.                             90,127
            Other liabilities                                   95,074
            Minority interest                                  617,303
            Partners capital                                   991,827
                                                           -----------
            Total liabilities and partners capital         $10,131,720
                                                           ===========

            Earned income from direct financing leases     $   177,743
            Other income                                           166
                                                           -----------
            Total income                                       177,909

            Depreciation expense                                34,116
            Interest and loan costs                            111,828
            Other expense                                       10,335
                                                           -----------
            Total expense                                      156,279

            Minority interest                                    8,303

            Net Income                                     $    13,327
                                                           ===========

     8.   COMMITMENTS

     The Company has a one-year lease agreement for its office facilities through December 31, 2002. Rental expense for the six months ended June 30, 2002 and 2001 was $38,602 and $32,232 respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     AmREIT   sponsors  real  estate   investment   opportunities   through  the
     broker-dealer financial services community. For more than 16-years, the Company has helped investors reach their financial goals through ownership in real estate on lease to blue-chip companies.

     AmREIT owns a real estate portfolio that consists of single-tenant, free standing credit tenant leased projects and multi-tenant frontage commercial projects. The single tenant projects are located from coast to coast and are leased to blue-chip corporate tenants where the lease is the direct obligations of these companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated on prime locations throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

     AmREIT's investment sponsorship business creates new investment entities that buy and develop commercial real estate with proceeds raised from third-party investors. AmREIT has extensive experience and long-term relationship in the commercial real estate market - the basis of its ability to sponsor solid real estate investment opportunities while creating fee income and carried interests for AmREIT and its shareholders.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth.

     Comparison of the Three Months Ended June 30, 2002 to June 30, 2001:

     Net cash provided by operating activities decreased $511,660 for the three month period ended June 30, 2002 when compared to the three month period ended June 30, 2001. The decrease in cash provided by operating activities was due primarily to the following components: (1) a decrease in net income of $382,430, from income of $643,723 in 2001 to income of $261,293 in 2002, and (2) the increase in other assets of $131,497, from a decrease of $1,213 in 2001 to an increase of $130,284 in 2002, related to loan costs in conjunction with permanent debt placed during 2002 and increased merger costs related to the joint proxy and consent solicitation statement and prospectus declared effective by the Securities and Exchange Commission on May 6, 2002. The above decreases are offset somewhat by an increase in accounts receivable collections of $62,967 in 2002, compared to collections in 2001.

     Net cash used in investing activities increased for the three month period ended June 30, 2002 when compared to the three month period ended June 30, 2001, from $27,819 to $10,003,990 in 2002. The increase in cash used was primarily due to an increase in acquisitions of real estate from $230,404 to $9,811,015 related to the property acquisitions of AAA. Additionally an increase in improvements to real estate, which increased by $126,057 related to improvements made to Copper Medical Plaza. Additionally, $8,035 was invested in joint ventures in 2002 compared to a distribution from investments of $218,000 in 2001.

     Net cash provided by financing activities increased $10,705,683 for the three month period ended June 30, 2002 when compared to the three month period ended June 30, 2001. The increase was primarily due to proceeds from notes payable, which totaled $9,127,257 and were related to the acquisition of real estate in our investing activities. Additionally, payments of notes payable decreased $977,650 from $1,002,111 in 2001 to $24,461 in 2002 based on property sales and loan maturity schedules.

     Comparison of the Six Months Ended June 30, 2002 to June 30, 2001:

     Net cash provided by operating activities decreased $654,426 for the six month period ended June 30, 2002 when compared to the six month period ended June 30, 2001. The decrease in cash provided by operating activities was due primarily to the following components: (1) an increase in cash used to pay down accounts payable of $651,748, from a decrease of $137,681 in 2001 to a decrease of $789,429 in 2002, and (2) a decrease in net income of $443,526 from $887,130 in 2001 to $443,604 in 2002. The above are offset somewhat by an increase in accounts receivable collections of $437,696, from $199,059 in 2001 to $636,755 in 2002.

     Net cash used in investing activities increased $10,334,785 for the six month period ended June 30, 2002 when compared to the six month period ended June 30, 2001. The increase cash used was primarily due to an increase in acquisitions of real estate from $412,072 to $9,811,015. Improvements to real estate increased by $426,062 and proceeds from the sale of property decreased by $1,025,354. Distributions from joint ventures increased $574,811 from an investment of $202,000 in 2001 to distributions of $372,811 in 2002.

     Net cash provided by financing activities increased $11,258,643 for the six month period ended June 30, 2002 when compared to the six month period ended June 30, 2001. The increase was primarily due to proceeds from notes payable, which totaled $9,497,209 in 2002 compared to $2,452,500 in 2001 and were related to the acquisition of real estate in our investing activities. In addition to the above contributions from minority interest partners increased from $0 in 2001 to $609,000 in 2002. Payments of notes payable decreased $3,362,790 from $3,402,027 in 2001 to $39,237 in 2002.

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

     The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Some of the tenant's leases require the Company to be responsible for roof and structural repairs. In these instances, the Company normally requires warranties, and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases. Because many of the properties, which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through October 1, 2002, the Company may borrow up to $13 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. Due to the joint proxy and consent solicitation statement and prospectus declared effective by the Securities and Exchange Commission on May 6, 2002, the covenants and restrictions were waived by the lender as of June 30, 2002. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 1.875%. As of June 30, 2002, $10,379,477 was outstanding under the Credit Facility. Thus, the Company has approximately $755,341 available under its line of credit, subject to use of proceeds by the lender.

     In March 1999, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with NW L.L.C. for $1,000,000 with $973,060 being outstanding at June 30, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,189,409, net of $96,445 of accumulated depreciation.

     In February 2001, the Company entered into a ten-year mortgage, amortized over 20 years, note payable with General Electric Capital Business Asset Funding Corporation for $1,350,000 with $1,315,023 being outstanding at June 30, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,635,748, net of $67,886 of accumulated depreciation.

     In October 2001, the Company entered into a ten-year mortgage, amortized over 30 years, note payable with Greenwich Capital Financial Products, Inc. for $2,400,000 with $2,388,572 being outstanding at June 30, 2002. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of June 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $4,016,253, net of $280,606 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,378,000 with $1,378,000 being outstanding at June 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at June 30, 2002. The note, which requires interest only payments, matures November 1, 2002 and as of June 30, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,546,280 which is net of $18,727 of accumulated depreciation.

     In October 2001, the Company entered into a note payable with Washington Mutual for $1,658,000 with $1,658,000 being outstanding at June 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at June 30, 2002. The note matures November 1, 2002 and as of June 30, 2002, the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,857,787 which is net of $22,499 of accumulated depreciation.

     Beginning in April 2002, AAA began entering into ten-year mortgages, amortized over 20 years, with General Electric Capital Business Asset Funding Corporation related to the purchase of seventeen IHOP properties, of which ten had closed as of June 30, 2002. The following table summarizes the terms of loan agreements and the property collateralizing the notes. As of June 30, 2002 the Company is in compliance with all terms of the agreement The notes are cross-collateralized and defaulted with each other.


    --------------------- ----------------- ----------------- ---------------- ----------------- ------------------
         Location          Original Loan      Outstanding         Fixed           Date Loan             Net
                              Amount        Loan Amount at    Interest Rate        Matures          Investment
                                             June 30, 2002                                          in Direct
                                                                                                   Financing Lease
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Shawnee, KS           $   750,542          $749,239            7.82%          May 1, 2012       $  884,676
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    El Paso, TX               760,467           759,147            7.82%          May 1, 2012          896,242
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Beaverton, OR             886,682           885,143            7.82%          May 1, 2012        1,046,169
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Rochester, NY             950,583           948,933            7.82%          May 1, 2012        1,135,510
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Baton Rouge, LA         1,250,317         1,248,146            7.82%          May 1, 2012        1,479,674
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Charlottesville, NC       630,005           628,911            7.82%          May 1, 2012          748,521
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Albuquerque, NM           756,618           755,304            7.82%          May 1, 2012          893,644
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Springfield, MO         1,030,227         1,030,227            7.82%         June 1, 2012        1,212,403
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Salem, OR                 620,609           620,609            7.82%         June 1, 2012          737,631
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
    Roanoke, VA               711,730           711,730            7.89%         July 1, 2012          844,661
    --------------------- ---------------   ---------------   -------------     --------------    ---------------
                  Total    $8,347,780        $8,337,389                                            $ 9,879,131
    --------------------- ---------------   ---------------                                       ---------------


     Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 2002, the Company's cash and cash equivalents totaled $412,982.

     The Company made cash distributions to the Shareholders for the six months ended June 30, 2002 and 2001, of $331,177 and $217,717 respectively.

     Pursuant to a joint proxy and consent solicitation statement and prospectus declared effective by the Securities and Exchange Commission on May 6, 2002, the Company was soliciting votes for a proposed merger of AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. with AmREIT, Inc. The special meeting of shareholders and limited partners is scheduled to be held on July 16, 2002.

     Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

     FUNDS FROM OPERATIONS

     Funds from operations (FFO) decreased $369,159 or 48.7% to $388,115 for the three months ended June 30, 2002 from $757,274 for the three months ended June 30, 2001. For the six month period ended June 30, 2002 FFO decreased $248,057 from $945,331 in 2001 to $697,274 in 2002. The decrease in FFO for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due to a single transaction that closed in June 2001. The Company is on track to meet its FFO target for 2002, which is a 22% increase over 2001 FFO. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

     Below is the reconciliation of net income to funds from operations for the three and six months ended June 30:

                                         Quarter                       Year to Date
                                    2002           2001           2002             2001
                                  --------       --------       --------         --------
Net income                      $  261,293      $ 643,723     $  443,604        $ 887,130
Plus depreciation                  126,822        113,558        253,670          227,117
Less gain on sale of operating
      properties                         -          (   7)             -         (168,916)
                                -----------     ----------    -----------       ----------
Total funds from operations     $  338,115      $ 757,274     $  697,274        $ 945,331
                                ===========     ==========    ===========       ==========

Cash distributions paid         $  169,637      $ 117,717     $  331,177        $ 217,717

Distributions less than of FFO  $  218,478      $ 639,557     $  366,097        $ 727,614



     Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                          Quarter                        Year to Date
                                  2002             2001               2002          2001
                              -------------   -------------       ------------  -------------
Operating activities          $    329,677    $    841,337        $   466,957   $  1,121,383
Investing activities          $(10,003,990)   $ (   27,819)       $(9,939,999)  $    394,786
Financing activities          $  9,407,993    $ (1,297,690)       $ 9,658,907   $ (1,599,736)


     Comparison of the Three Months Ended June 30, 2002 to June 30, 2001:

     During the three months ended June 30, 2002 and June 30, 2001, the Company owned and leased 28 properties and 17 properties respectively. During the three months ended June 30, 2002 and June 30, 2001, the Company earned $1,114,783 and $814,242, respectively, in rental income from operating leases and earned income from direct financing leases. The additional properties purchased by AAA resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income decreased $866,794 from $1,222,179 in 2001 to $355,385 in 2002. The decrease in service fees and other income was primarily due to a non-recurring transaction that occurred during 2001.

     During the three months ended June 30, 2002 and June 30, 2001, the Company's expenses were $1,138,814 and $1,261,701 respectively. The $122,887 decrease in expenses is primarily attributable to a decrease of $340,638 in legal and professional expense that decreased from $475,593 in 2001 to $134,955 in 2002. The decrease is primarily attributable to a non-recurring transaction that occurred in 2001. The decrease in legal and professional fees are somewhat offset by an increase in interest expense of $176,428 which is due to the additional debt used to finance the acquisitions of additional properties. Additionally, general operating and administrative expense increased by $28,059, which is primarily due to increased commissions and compensation related primarily to our real estate and sponsorship activities.

     Comparison of the Six Months Ended June 30, 2002 to June 30, 2001:

     During the six months ended June 30, 2002 and June 30, 2001, the Company earned $2,012,705 and $1,612,426, respectively, in rental income from operating leases and earned income from direct financing leases. The additional properties acquired by AAA resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income decreased $453,806 from $1,662,395 in 2001 to $1,208,589 in
     2002. The decrease in service fees and other income was primarily due to a non-recurring transaction that occurred during 2001 that led to service fee income of $1,082,125 as of June 30, 2001 which is somewhat offset by additional development fees received this year.

     During the six months ended June 30, 2002 and June 30, 2001, the Company's expenses were $2,492,798 and $2,296,122 respectively. The $196,676 increase in expenses is primarily attributable to an increase of $392,918 in general operating and administrative expenses are primarily due to: 1) an increase in commissions and compensation related to our real estate and sponsorship activities, 2) property cost expense related to repairs and maintenance at Copperfield Medical Plaza and 3) accruals made for board compensation paid in Company stock based on vesting schedules. Interest expense increased $98,569 due to additional debt used to finance the acquisition of additional properties. Depreciation increased $26,553 due to additional properties added to our portfolio. Legal and professional expense decreased $321,364 from $650,825 in 2001 to $329,461 in 2002. The decrease is primarily attributable to a non-recurring transaction that occurred in 2001.

     SUBSEQUENT EVENTS

     On July 16, 2002 a special meeting of Stockholders was held to consider and vote on the following proposals:

  a) To consider and vote on a proposal to approve the agreements and plans of merger dated as of September 10, 2001 between AmREIT, Inc. and each of the following limited partnerships: AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd., under which each partnership would merger into AmREIT, and as more fully described in the Joint Consent and Proxy Solicitations Statement/Prospectus;

  b) To consider and vote upon a proposal to amend AmREIT's Articles of Incorporation to specifically authorize the class B common stock to be created for issuance in the merger;

  c) To consider and vote upon proposals to amend AmREIT's bylaws to (1) specifically authorize the merger of the partnerships with AmREIT on the terms and conditions set forth in the merger agreements and (2) limit the amount of recourse indebtedness that AmREIT can incur to not more than 55% of its net asset value as determined by AmREIT's board of directors; and

  d) To consider and vote upon a proposal to reorganize AmREIT, Inc. from a Maryland corporation to a real estate investment trust organized under the Texas Real Estate Investment Trust Act.

     At this meeting, all of the proposals were approved and the merger as proposed was effective July 23, 2002 and the Company began trading its class A common stock on the American Stock Exchange on July 23, 2002 under the trading symbol AMY.

     AmREIT's capital structure consists of two classes of common stock: approximately 2,365,000 class A common stock, which is publicly traded on the American Stock Exchange, and class B common stock, which is not publicly traded; however it is convertible into class A common stock at any time, receives an 8% preferred distribution, and does not have voting rights. Approximately 2,645,000 shares of class B common stock, issued as a result of the merger AmREIT and three of its affiliated public partnerships, which was completed on July 23, 2002.

     In July 2002 the board of directors of AmREIT, by unanamious consent, approved a resolution that will allow the Company to pay dividends monthly, rather than quarterly, on its Class A common stock, beginning October 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities and Use of Proceeds
NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
NONE

Item 5. Other Information
NONE

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

 2.1 Amended and Restated Agreement and Plan of Merger by and between AmREIT and AAA Net Realty Fund IX, Ltd., dated September 10, 2001 (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed June 29, 1999, as amended (File No. 333-81895)).

 2.2 Amended and Restated Agreement and Plan of Merger by and between AmREIT and AAA Net Realty Fund X, Ltd., dated September 10, 2001 (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed June 29, 1999, as amended (File No. 333-81895)).

 2.3 Amended and Restated Agreement and Plan of Merger by and between AmREIT and AAA Net Realty Fund XI, Ltd., dated September 10, 2001 (Incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 filed June 29, 1999, as amended (File No. 333-81895)).

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)       Reports on Form 8-K

     The Company did not file a current report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 AmREIT, Inc.
                                 ---------------------------------------------
(Issuer)




August 14, 2002                  /s/ H. Kerr Taylor
---------------                  ---------------------------------------------
Date                             H. Kerr Taylor, President





August 14, 2002                  /s/ Chad C. Braun
---------------                  ---------------------------------------------
Date                             Chad C. Braun (Principal Accounting Officer)

                                  EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of AmREIT, Inc (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer
August 14, 2002

                                  EXHIBIT 99.2


                           CERTIFICATION PURSUANT TO
                            18-U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Chad C. Braun


Chad C. Braun
Chief Financial Officer
August 14, 2002