Form 10-Q
period 2002-09-30
AMREIT INC
filed 2002-11-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


____X___ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  ____________


Commission File Number:         0-28378


                                  AMREIT, INC.
             (Exact Name of Registrant as Specified In Its Charter)

MARYLAND                                         76-0410050
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                          Number)

                 8 GREENWAY PLAZA, SUITE 824, HOUSTON, TX 77046
               (Address of Principal Executive Offices) (Zip Code)

                                 (713) 850-1400
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    X      Yes                 No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 13, 2002, there were 2,768,471.277 shares of Class A Common Stock, $0.01 par value outstanding and 2,544,741 shares of Class B Common Stock, $0.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                          AMREIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                        September 30, 2002     December 31, 2001
ASSETS
Property:
     Land                                    $ 19,046,526          $ 13,136,693
     Buildings                                 32,169,632            17,312,379
     Furniture, fixtures and equipment            289,456               276,953
                                            --------------        --------------
                                               51,505,614            30,726,025
     Accumulated depreciation                  (2,198,836)           (2,066,067)
                                            --------------        --------------
     Total property, net                       49,306,778            28,659,958
                                            --------------        --------------

Net investment in direct financing leases      22,356,174             7,007,277

 Cash and cash equivalents                        751,019               227,117
 Accounts receivable                               61,527               671,392
 Escrow deposits                                   82,564                81,545
 Prepaid expenses, net                            261,569               252,868

 Other assets:
   Preacquisition costs                               387               209,200
   Loan acquisition cost, net                     278,283               268,837
   Accrued rental income                          428,057               469,260
   Investment in non-consolidated subsidiary      699,129               980,939
                                            --------------        --------------
        Total other assets                      1,405,856             1,928,236

                                            --------------        --------------
 TOTAL ASSETS                                $ 74,225,487          $ 38,828,393
                                            ==============        ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
    Notes payable                           $ 33,634,770           $ 16,971,549
    Accounts payable                             861,936              1,395,607
    Security deposit                              33,930                 32,123
                                           --------------         --------------
         TOTAL LIABILITIES                    34,530,636             18,399,279
                                           --------------         --------------

 Minority interest                               629,845              5,075,333

 Shareholders' equity:
  Preferred stock, $.01 par value,
  10,001,000 shares authorized, none issued            -                      -

  Class A Common stock, $.01 par value,
  100,010,000 shares authorized,
    2,702,242 shares issued                       27,022                 23,841

  Class B Common stock, $.01 par value,
  3,000,000 shares authorized,
    2,580,234 shares issued                       25,802                      -

  Capital in excess of par value              47,313,787             21,655,867

  Accumulated distributions in
     excess of earnings                       (7,976,256)            (6,037,757)
  Deferred compensation                         (220,811)                    -
  Cost of treasury stock, 19,471 shares         (104,538)              (288,170)
                                            -------------         --------------
         TOTAL SHAREHOLDERS' EQUITY           39,065,006             15,353,781
                                            -------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $74,225,487           $ 38,828,393
                                            =============         ==============

 See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                                Quarter                    Year to date
                                                         2002             2001          2002           2001
                                                     ------------    ------------   ------------   ------------
 Revenues:
   Rental income from operating leases               $ 1,085,083       $ 664,778    $ 2,469,437    $ 1,960,883
   Earned income from direct financing leases            594,429         151,615      1,222,780        467,936
   Service fees and other income                         776,877         264,919      1,985,466      1,927,314
   Gain on sale of property                              (37,061)              -        (37,061)       168,916
   Interest income                                           542           3,384          2,595          6,435
                                                     ------------    ------------   ------------   ------------
       Total revenues                                  2,419,870       1,084,696      5,643,217      4,531,484
                                                     ------------    ------------   ------------   ------------
  Expenses:
   General operating and administrative                  648,849         481,187      1,894,836      1,334,256
   Legal and professional                                365,400         101,379        694,861        752,204
   Interest                                              519,665         264,232      1,183,345        829,343
   Depreciation                                          241,275         118,025        494,945        345,142
   Merger Costs - Partnership                                  -          93,511              -         93,511
   Deferred acquisition costs                          1,904,370               -      1,904,370              -
                                                     ------------    ------------   ------------    -----------
       Total expenses                                  3,679,559       1,058,334      6,172,357      3,354,456
                                                     ------------    ------------   ------------    -----------
  Income before federal income taxes and minority
   interest in net income of consolidated joint
        ventures                                      (1,259,689)         26,362       (529,140)     1,177,028

 Federal income tax expense for taxable REIT
        subsidiary                                        75,000               -         90,000              -

 Minority interest in net income of
   consolidated joint ventures                           (35,339)       (131,922)      (307,284)      (395,458)
                                                     ------------    ------------   ------------    -----------

 Net (loss) income                                   $(1,370,028)     $ (105,560)    $ (926,424)     $ 781,570
                                                     ============    ============   ============    ===========

 Basic earnings per share:
   Income (loss) before deferred acquisition costs        $ 0.22         $ (0.04)        $ 0.41         $ 0.33
   Net (loss) income                                     $ (0.57)        $ (0.04)       $ (0.39)        $ 0.33
                                                     ============    ============   ============    ===========

Weighted average number of common shares outstanding   2,412,544       2,354,349      2,376,569      2,357,685
                                                     ============    ============   ============    ===========

 Diluted earnings per share:
   Income (loss) before deferred acquisition costs        $ 0.12         $ (0.04)        $ 0.32         $ 0.33
   Net (loss) income                                     $ (0.31)        $ (0.04)       $ (0.30)        $ 0.33
                                                     ============    ============   ============    ===========

 Weighted average number of common shares outstanding
    plus dilutive potential common shares              4,384,784       2,354,349      3,041,207      2,357,685
                                                     ============    ============   ============    ===========

  See Notes to Consolidated Financial Statements.

                          AMREIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                                   Quarter                        Year to Date
                                                            2002             2001             2002           2001
                                                       -------------     ------------      -----------    -----------
Cash flows from operating activities:
 Net (loss) income                                     $ (1,370,028)      $ (105,560)      $ (926,424)     $ 781,570
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of property                                     -                -                -       (168,916)
     Depreciation                                           241,275          118,025          494,945        345,142
     (Increase) decrease in accounts receivable             (26,890)          18,615          609,865        217,674
     Decrease (increase) in prepaid expense                  49,719           14,624           (8,701)       (67,719)
     Increase (decrease) in accounts payable                255,758            9,702         (533,671)      (127,979)
     Cash receipts from direct financing leases
       less than income recognized                          (81,282)          (8,626)        (158,047)       (23,471)
     Increase in escrow deposits, net of
       minority interest partners                                 -            5,000                -              -
     Increase in accrued rental income                      (14,683)         (23,926)         (35,900)       (66,500)
     Decrease in prepaid rent                                (7,438)               -                -              -
     Increase in security deposits                           16,857                -            1,807              -
     Decrease (increase) in other assets                    105,554           (1,212)          (1,019)        (5,312)
     Increase in deferred compensation                     (141,810)               -         (220,811)             -
     Increase in minority interest                           35,339          131,922          307,284        395,458
                                                       -------------     ------------    -------------   ------------
 Net cash (used in) provided by operating activities       (937,629)         158,564         (470,672)     1,279,947
                                                       -------------     ------------    -------------   ------------

Cash flows from investing activities:
     Improvements to real estate                            (71,107)         (19,506)        (497,169)      (431,578)
     Acquisitions of real estate                        (32,071,216)               -      (41,882,231)             -
     Additions to furniture, fixtures and equipment          (8,329)               -          (12,503)             -
     (Investment in) distribution from joint ventures       (91,001)        (221,190)         281,810       (423,190)
     Proceeds from sale of property                       1,097,562                -        1,097,562      1,025,354
     Decrease (increase) in prepaid acquisition costs       280,372          (12,522)         208,813        (29,018)
                                                       -------------     ------------    -------------   ------------
 Net cash (used in) provided by investing acttivities   (30,863,719)        (253,218)     (40,803,718)       141,568
                                                       -------------     ------------    -------------   ------------

 Cash flows from financing activities:
     Proceeds from notes payable                          8,645,983                -       18,143,192      2,452,500
     Payments of notes payable                           (1,440,734)        (114,694)      (1,479,971)    (3,516,721)
     Loan acquisition costs, net                            (46,584)         (39,903)          (9,446)       (85,134)
     (Purchase) issuance of treasury stock                   (8,442)               -          176,678        (98,595)
     Issuance of common stock                            25,693,857                -       25,693,857              -
     Distributions paid to shareholders                    (680,898)        (137,025)      (1,012,075)      (354,742)
     Contributions from minority interest partners           11,542                -          620,542              -
     Distributions to minority interest partners            (35,339)        (144,332)        (334,485)      (432,998)
                                                       -------------     ------------    -------------   ------------
 Net cash provided by (used in) financing activities     32,139,385         (435,954)      41,798,292     (2,035,690)
                                                       -------------     ------------    -------------   ------------

 Net increase (decrease) in cash and cash equivalents       338,037         (530,608)         523,902       (614,175)
 Cash and cash equivalents, beginning of period             412,982          852,300          227,117        935,867
                                                       -------------     ------------    -------------   ------------
 Cash and cash equivalents, end of period                 $ 751,019        $ 321,692        $ 751,019      $ 321,692
                                                       =============     ============    =============   ============

 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, Inc. ("AmREIT" or the "Company") is a real estate investment trust ("REIT") based in Houston, Texas that was incorporated in the state of Maryland on August 17, 1993. AmREIT sponsors real estate investment opportunities through the broker-dealer financial service community. For more than 17-years, the Company has invested in real estate on lease to national and regional commercial tenants with a focus on the retail, restaurant, banking and financial and medical sectors.

AmREIT and its affiliates own a real estate portfolio that consists of over 66 properties located in 23 states. Its properties include single-tenant; free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located from coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

AmREIT's investment sponsorship business creates new investment entities that buy and develop commercial real estate with proceeds raised from third-party investors. AmREIT has extensive experience and long-term relationships in the commercial real estate market - the basis of its ability to sponsor real estate investment opportunities while creating fee income and carried interests for AmREIT and its shareholders.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $25 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense stemmed from stock issued to H. Kerr Taylor, President and Chief Executive Officer, based on a deferred consideration that was approved by the stockholders in 1998. Mr. Taylor was issued 302,281 shares of Class A common stock, which resulted in the one-time charge to earnings in the third quarter 2002.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, Inc. and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The financial records of the Company are maintained on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are reflected when incurred.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

PROPERTY

Property is leased to others, primarily on a net lease basis, whereby the operating expenses related to the properties, including property taxes, insurance and common area maintenance are the responsibility of the tenant. The leases are accounted for under the operating method or the direct financing method in accordance with generally accepted accounting principles. Under the operating lease method, the properties are recorded at cost. Rental income is recognized ratably over the life of the lease and depreciation is charged based upon the estimated useful life of the property. Under the direct financing lease method, properties are recorded at their net investment. Unearned income is deferred and amortized to income over the life of the lease so as to produce a constant periodic rate of return.

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

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, therefore there is no residual value beyond the lease, are depreciated over life of lease.

INVESTMENT IN NON CONSOLIDATED SUBSIDIARIES

AmREIT invested $250 thousand as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. ("AOF"), which is accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. AmREIT currently owns a 10.6% limited partner interest in AOF. AOF was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property. Liquidation of AOF commenced in July of 2002.

AmREIT invested $200 thousand as a limited partner and $1,000 as a general partner in AmREIT Income & Growth Fund, Ltd. )"AIG") that is accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. AmREIT currently owns an approximately 2.9% limited partner interest in AIG. AIG was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

AmREIT invested $70 thousand as a limited partner in AmREIT CDP #27, LP that is accounted for using the equity method. AmREIT CDP #27, LP was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. AmREIT CDP #27, LP purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. The Memphis, Tennessee property was sold for a profit in the first quarter of 2002.

AmREIT invested $122 thousand as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. AmREIT CDP SPE #33, Ltd. was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, AmREIT CDP #33, Ltd. purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

OTHER ASSETS

Other assets include loan acquisition costs of $278 thousand. Loan acquisition costs were incurred in obtaining property financing and are amortized to interest expense on a straight-line basis over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of September 30, 2002 totaled $72 thousand.

DEFERRED COMPENSATION

Deferred compensation includes stock grants to employees as a form of long term compensation. The stock grants vest over a period of time not to exceed four years. This allows the Company to align the interest of its employees with the interest of our shareholders. As the stock grants vest, the Company will amortize to compensation expense the vested portion. The expense will be calculated by taking the number of shares vested multiplied by the market price per share as determined on the vesting dates.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

REVENUE RECOGNITION

Properties are primarily leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Service fees are recognized when earned.

FEDERAL INCOME TAXES

The Company is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of distributions paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income is distributed by March 15 of the following year.

AmREIT Realty Investment Corporation ("ARIC"), a wholly owned subsidiary of AmREIT, Inc., is treated as a taxable REIT subsidiary for federal income tax purposes. As such, ARIC has recorded a federal income tax liability at September 30, 2002 of $90 thousand, which represents the federal income tax obligations on the consolidated taxable REIT subsidiaries taxable net income.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the disclosures required by generally accepted accounting principles. The financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three and nine-month periods ended September 30, 2002 and 2001.

The financial statements of AmREIT, Inc. contained herein should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.


2.   INVESTMENT IN NON CONSOLIDATED JOINT VENTURES

On June 29, 1998, the Company entered into a joint venture, GDC Vista Ridge Partners, Ltd., with GDC Ltd. The joint venture was formed to acquire, finance, develop, operate and dispose of a retail project located in Lewisville, Texas. The Company's interest in the joint venture is approximately 6.7%.

AmREIT invested $70 thousand as a limited partner in AmREIT CDP #27, LP ("CDP 27") that is accounted for using the equity method. CDP 27 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. CDP 27 purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. One of the two properties, owned by CDP 27 was sold during the first quarter 2002. AmREIT received investment income of $33 thousand, from the sale of the property located in Memphis and still has $33 thousand invested in the IHOP in Tupelo.

AmREIT invested $330 thousand as a member in AmREIT CDP #31, LLC ("CDP 31") that is accounted for using the equity method. CDP 31 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. CDP 31 purchased two IHOP properties in 2001 located in Cookeville, Tennessee and Scottsdale, Arizona. Both properties were sold during the first quarter 2002, and CDP 31 does not own any real property as of September 30, 2002.

AmREIT has invested $121 thousand as a limited partner in AmREIT CDP SPE #33, Ltd. ("CDP 33") that is accounted for using the equity method. CDP 33 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, CDP 33 purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

3.   NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which had an original term of one year, and has been extended through December 2002, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which among other restrictions, require the Company to maintain a minimum net worth and a maximum leverage ratio. As of September 30, 2002, the Company is in compliance with all the covenants and restrictions of the Credit Facility. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.0 % (3.8125% as of September 30, 2002). As of September 30, 2002, $11.71 million was outstanding under the Credit Facility. Thus the Company has approximately $2.8 million available under its line of credit based upon the value of the unemcumbered assets, subject to use of proceeds by the lender.

In March 1999, the Company entered into a ten-year mortgage note, amortized over 30 years, for $1 million with $971 thousand being outstanding at September 30, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009, and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1.18 million, net of $102 thousand of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note, amortized over 20 years, for $1.35 million with $1.307 million being outstanding at September 30, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1.630 million, net of $74 thousand of accumulated depreciation.

In October 2001, the Company entered into a ten-year mortgage note amortized over 30 years, for $2.4 million with $2.384 million being outstanding at September 30, 2002. The interest rate is fixed at 7.60% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $3.988 million, net of $309 thousand of accumulated depreciation.

In October 2001, the Company entered into a note payable for $1.658 million with $1.658 million being outstanding at September 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at September 30, 2002. The note matured November 1, 2002 and as of September 30, 2002, the Company is in compliance with all terms of the agreement. The Company is in negotiations with the lender to extend the loan for a period of two years. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1.849 million net of $31 thousand of accumulated depreciation.

Beginning in April 2002, AAA began entering into non-recourse ten-year mortgages, amortized over 20 years, related to the purchase of seventeen IHOP properties. The following table summarizes the terms of loan agreements and the property collateralizing the non-recourse notes. As of September 30, 2002 the Company is in compliance with all terms of the agreement. The non-recourse notes are cross-collateralized and defaulted with each other.

                                          Loan Amount at
                          Original Loan    September 30,     Fixed                       Net Investment in
            Location          Amount           2002         Interest      Date Loan      Direct Financing
                          (in thousands)   (in thousands)     Rate        Matures            Lease
                                                                                           (in thousands)
    Shawnee, KS             $ 751             $ 745          7.82%       May 1, 2012           $ 891
    El Paso, TX               760               755          7.82%       May 1, 2012             898
    Beaverton, OR             887               880          7.82%       May 1, 2012           1,049
    Rochester, NY             951               944          7.82%       May 1, 2012           1,138
    Baton Rouge, LA         1,250             1,242          7.82%       May 1, 2012           1,483
    Charlottesville, VA       630               626          7.82%       May 1, 2012             750
    Albuquerque, NM           767               751          7.82%       May 1, 2012             894
    Springfield, MO         1,030             1,025          7.82%       June 1, 2012          1,213
    Salem, OR                 621               617          7.82%       June 1, 2012            738
    Roanoke, VA               712               709          7.89%       July 1, 2012            846
    Alexandria, LA            716               715          7.89%       Aug. 1, 2012            845
    Centerville, UT         1,242             1,240          7.89%       Aug. 1, 2012          1,534
    Memphis, TN             1,342             1,340          7.89%       Aug. 1, 2012          1,084
    La Verne, CA              745               745          7.89%       Sept. 1, 2012           995
    El Paso, TX               894               894          7.89%       Sept. 1, 2012         1,153
    Memphis, TN               777               777          7.89%       Sept. 1, 2012         1,058
    Parker, CO                836               836          7.89%       Sept. 1, 2012         1,112
                         ---------         ---------                                        ---------
             Total        $14,910           $14,841                                          $17,681
                         =========         =========                                        =========

In July of 2002, the Company issued thirteen, 8 year subordinated, interest only notes totaling $760 thousand, maturing July 2010. The notes were issued to those partners who dissented against the Company's recent merger with three affiliated public partnerships.

Aggregate annual maturity of the mortgage notes payable for each of the following five years ending September 30 are as follows:

                 (in thousands)
          2002       $14,228
          2003           398
          2004           430
          2005           465
          2006           503
          Thereafter  17,610
                    ---------
          Total      $33,635
                    =========

4.  MAJOR TENANTS

The following schedule summarizes rental income by lessee for the three and nine-months ended September 30:

                                         Quarter (in Thousands)      Year to Date (in Thousands)
                                           2002       2001             2002              2001
                                        --------    -------         --------           -------
International House of Pancakes          $  612      $ 122           $1,221             $ 365
Footstar, Inc.                              187        178              543               532
OfficeMax, Inc                              130        130              389               389
Wherehouse Entertainment                     96         94              285               283
Hollywood Entertainment Corp.                68         68              205               205
Sugar Land Imaging Affiliates Ltd.           63         53              189               156
Mattress Giant, Inc                          41         35              123                67
Washington Mutual                            39         39              118               118
Radio Shack                                  27         27               82                82
Golden Corral  (4)                           76          0               76                 0
Texas Children's Pediatrics (2)              41          0               67                 0
Don Pablos                                   20         20               59                60
One Care Health Industries, Inc. (1)          0         50               57               151
Comp USA  (4)                                51          0               51                 0
Baptist Memorial Hospital  (4)               43          0               43                 0
TGI Friday's  (4)                            38          0               38                 0
Dr. Pucillo  (4)                             36          0               36                 0
Pier 1  (4)                                  27          0               27                 0
America's Favorite Chicken Co. (3) (4)       22          0               22                21
Blockbuster  (4)                             19          0               19                 0
Waldenbooks  (4)                             17          0               17                 0
Jack in the Box  (4)                         15          0               15                 0
Goodyear  (4)                                11          0               11                 0
                                        --------    -------         --------          --------
                     Total               $1,680      $ 816           $3,692            $2,429
                                        ========    =======         ========          ========

(1) One Care Health Industries, Inc. was a tenant at Copperfield Medical Plaza. In April of 2002, AmREIT negotiated a lease buy out agreement with One Care for approximately $190 thousand. As a result, AmREIT immediately released approximately 75% of the available space to Texas Children's Pediatrics and the Company has negotiated a lease for balance of the space.

(2) Texas Children's Pediatrics entered into a long-term lease with AmREIT, beginning in May 2002, at Copperfield Medical Plaza. The lease was entered into as a result of the negotiated lease buy out by AmREIT and One Care Health Industries, Inc.

(3) America's Favorite Chicken Co., located in Atlanta and was sold by AmREIT during the first quarter 2001.

(4)  Properties were purchased from three affiliated partnerships in July 2002.

5.   EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                        Quarter                  Year to Date
BASIC EARNINGS PER SHARE                                          2002          2001          2002        2001
                                                                --------      --------      --------    --------
Weighted  average  common shares  outstanding (in thousands)     2,413          2,354        2,377        2,358

Earnings per share before deferred merger costs                  $ .22          $(.04)       $ .41        $ .33
                                                                ========      ========      ========    ========

Basic earnings per share                                         $(.57)         $(.04)       $(.39)       $ .33
                                                                ========      ========      ========    =======

DILUTED EARNINGS PER SHARE
Weighted average common shares outstanding (in thousands)        4,385          2,354        3,041        2,358

Earnings per share before deferred merger costs                   $.12          $(.04)        $.32         $.33
                                                                ========      ========      ========    =======

Diluted earnings per share                                       $(.31)         $(.04)       $(.30)        $.33
                                                                ========      ========      ========    =======

EARNINGS FOR BASIC AND DILUTED COMPUTATION

Earnings  (loss)  to  common  shareholders  before
 deferred merger costs (in thousands)                             $534          $(106)        $978         $782
                                                               ========       ========      ========    =======

(Loss)earnings to common shareholders (in thousands)           $(1,370)         $(106)       $(926)        $782
                                                               ========       ========      ========    =======

6.   RELATED PARTY TRANSACTIONS

See Note 1 regarding investments in non-consolidated subsidiaries.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerhsips, AmREIT increased its real estate assets by approximately $25 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense stemmed from stock issued to H. Kerr Taylor, President and Chief Executive Officer, based on a deferred consideration that was approved by the stockholders in 1998. Mr. Taylor was issued 302 thousand shares of Class A common stock, which resulted in the one-time charge to earnings in the third quarter 2002. As the Company raises additional equity, Mr. Taylor is eligible to receive up to an additional 384 thousand shares of Class A common stock pursuant to the deferred consideration approved by the stockholders in 1998.

The Company provides property acquisition, leasing, administrative and management services for ten affiliated real estate limited partnerships that are under common management (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. For the nine months ended September 30, service fees of $219 thousand and $246 thousand were paid by the Partnerships to the Company for 2002 and 2001 respectively.

As a sponsor of real estate investment opportunities to the NASD financial planning broker dealer community, the Company maintains a 1% general partner interest in the investment funds that it sponsors. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. The Company also assigns a portion of this general partner interest in these investment funds to its employees as long term, contingent compensation. In so doing, the Company believes that it will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

On May 20, 1999, the Company entered into a partnership agreement with various individual investors to form AmREIT Opportunity Fund, Ltd. The partnership was formed to develop, own, manage, hold for investment and or resell property and to make and or invest in loans for the development or construction of property. The Company invested $250 thousand as a Limited Partner and $1,000 as the General Partner.

On January 26, 2001, the Company entered into a partnership agreement with various individual investors to form AmREIT Income & Growth Fund, Ltd. The partnership was formed to develop, own, manage, hold for investment and or resell property and to make and or invest in loans for the development or construction of property. The Company invested $200 thousand as a Limited Partner and $1,000 as the General Partner.

On March 20, 2002, the Company formed AAA CTL Notes, Ltd. ("AAA") through which the Company purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties. At September 30, 2002, AAA had closed all seventeen properties. Below is a condensed summary of the balance sheet and the statement of operations of AAA on a stand alone basis as of September 30, 2002 (in thousands):

      Current Assets                         $    200
      Investment in direct financing leases    17,681
      Land                                        470
      Other Assets                                125
                                              --------
         Total Assets                          18,475

      Notes Payable                            14,841
      Other Liabilities                           187
      Partners Capital                          3,447
                                              --------
      Total Liabilities and Partners Capital $ 18,475


      Earned Income From DF Leases           $    562
                                              --------
         Total Income                             562

      Interest & Loan Costs                       349
      Other Expense                                17
         Total Expense                            366
                                              --------
          Net Income                         $    197


7.   COMMITMENTS

The Company has a one-year lease agreement for its office facilities through December 31, 2002. Rental expense for the nine months ended September 30, 2002 and 2001 was $57 thousand and $52 thousand respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AmREIT sponsors real estate investment opportunities through the broker-dealer financial services community. For more than 17-years, the Company has invested in real estate on lease to national and regional commercial tenants with a focus on the retail, restaurant, banking and financial and medical sectors.

AmREIT and its affiliates own a real estate portfolio that consists of over 66 properties located in 23 states. Its properties include single-tenant, free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located from coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, mergers or acquisitions or the disposition of assets, as well as undistributed funds from operations which the Company believes will be sufficient to meet its short term obligations and long term goals.

The Company's primary uses of funds have included property acquisitions and development, distributions to stockholders, debt service, and working capital. The Company made cash distributions to its Class A shareholders for three month's ended September 30, 2002 and 2001 of $257 thousand and $137 thousand respectively. Additionally, the Company made cash distributions to its Class B shareholders of $424 thousand for the three months ended September 30, 2002.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerhsips, AmREIT increased its real estate assets by approximately $25 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense stemmed from stock issued to H. Kerr Taylor, President and Chief Executive Officer, based on a deferred consideration that was approved by the stockholders in 1998. Mr. Taylor was issued 302 thousand shares of Class A common stock, which resulted in the one-time charge to earnings in the third quarter 2002.

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

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which had an original term of one year, and has been extended through December 1, 2002, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants, which among other restrictions, require the Company to maintain a minimum net worth and a maximum leverage ratio. As of September 30, 2002, the Company is in compliance with all the covenants and restrictions of the Credit Facility and is in negotiations to extend the Credit Facility for a period of not less than six months after it expiration date. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.0 % (3.8125% as of September 30, 2002). As of September 30, 2002, $11.71 million was outstanding under the Credit Facility. Thus the Company has approximately $2.8 million available under its line of credit subject to use of proceeds by the lender.

In March 1999, the Company entered into a ten-year mortgage note, amortized over 30 years, for $1 million with $971 thousand being outstanding at September 30, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,184 thousand, net of $102 thousand of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note, amortized over 20 years, for $1,350 thousand with $1,308 thousand being outstanding at September 30, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,630 thousand, net of $74 thousand of accumulated depreciation.

In October 2001, the Company entered into a ten-year mortgage note, amortized over 30 years, for $2.400 million with $2.384 million being outstanding at September 30, 2002. The interest rate is fixed at 7.6% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of September 30, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $3.988 million, net of $309 thousand of accumulated depreciation.

In October 2001, the Company entered into a interest only, note payable for $1,658 thousand with $1,658 thousand being outstanding at September 30, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at September 30, 2002. The note matured November 1, 2002 and as of September 30, 2002, the Company is in compliance with all terms of the agreement. The Company is in negotiations with the lender to extend the loan for a period of two years. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1,849 thousand which is net of $31 thousand of accumulated depreciation.

Beginning in April 2002, AAA began entering into ten-year mortgages, amortized over 20 years, related to the purchase of seventeen IHOP. The following table summarizes the terms of loan agreements and the property collateralizing the notes. As of September 30, 2002 the Company is in compliance with all terms of the agreement. The notes are cross-collateralized and defaulted with each other.

                                          Loan Amount at
                          Original Loan    September 30,     Fixed                       Net Investment in
            Location          Amount           2002         Interest      Date Loan      Direct Financing
                          (in thousands)   (in thousands)     Rate        Matures            Lease
                                                                                           (in thousands)
    Shawnee, KS             $ 751             $ 745          7.82%       May 1, 2012           $ 891
    El Paso, TX               760               755          7.82%       May 1, 2012             898
    Beaverton, OR             887               880          7.82%       May 1, 2012           1,049
    Rochester, NY             951               944          7.82%       May 1, 2012           1,138
    Baton Rouge, LA         1,250             1,242          7.82%       May 1, 2012           1,483
    Charlottesville, VA       630               626          7.82%       May 1, 2012             750
    Albuquerque, NM           767               751          7.82%       May 1, 2012             894
    Springfield, MO         1,030             1,025          7.82%       June 1, 2012          1,213
    Salem, OR                 621               617          7.82%       June 1, 2012            738
    Roanoke, VA               712               709          7.89%       July 1, 2012            846
    Alexandria, LA            716               715          7.89%       Aug. 1, 2012            845
    Centerville, UT         1,242             1,240          7.89%       Aug. 1, 2012          1,534
    Memphis, TN             1,342             1,340          7.89%       Aug. 1, 2012          1,084
    La Verne, CA              745               745          7.89%       Sept. 1, 2012           995
    El Paso, TX               894               894          7.89%       Sept. 1, 2012         1,153
    Memphis, TN               777               777          7.89%       Sept. 1, 2012         1,058
    Parker, CO                836               836          7.89%       Sept. 1, 2012         1,112
                         ---------         ---------                                        ---------
             Total        $14,910           $14,841                                          $17,681
                         =========         =========                                        =========

Until properties are acquired by the Company, proceeds are held in short-term, highly liquid investments that the Company believes will provide the appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 2002, the Company's cash and cash equivalents totaled $751 thousand.

CASH FLOW

Comparison of the Three Months Ended September 30, 2002 to September 30, 2001:

Net cash provided by operating activities decreased $1,096 thousand for the three month period ended September 30, 2002 when compared to the three month period ended September 30, 2001. The decrease in cash provided by operating activities was due primarily to the following components: (1) a decrease in net income of $1,264 thousand, from a loss of $106 thousand in 2001 to a loss of $1,370 thousand in 2002. The 2002 loss includes a non-recurring charge of $1,904 thousand in connection with a deferred payment of merger related expenses. (2) an increase in deferred compensation of $142 thousand, from $0 change in 2001 to an increase of $142 thousand in 2002. The above decreases are offset somewhat by an increase in depreciation of $123 thousand, from $118 thousand in 2001 to $241 thousand in 2002, and an increase in accounts payable of $246 thousand, from a $10 thousand increase in 2001 to a $256 thousand increase in 2002.

Net cash used in investing activities increased for the three month period ended September 30, 2002 when compared to the three month period ended September 30, 2001, from $253 thousand to $30,864 thousand in 2002. The increase in cash used was primarily due to an increase in acquisitions of real estate from $0 to $32,071 thousand related to the property acquisitions of AAA and the three affiliated partnerships. The property from the affiliated partnerships were purchased through the issuance of Class B common stock. This increase in cash used was partially offset by an increase in proceeds from the sale of property, from $0 in 2001 to $1,098 thousand in 2002.

Net cash provided by financing activities increased $32,575 thousand for the three month period ended September 30, 2002 when compared to the three month period ended September 30, 2001. The increase was primarily due to proceeds from the issuance of common stock, which totaled $25,694 thousand. The increase was also due to proceeds from notes payable, which totaled $8,646 thousand, and were related to the acquisition of real estate in AAA.

Comparison of the Nine Months Ended September 30, 2002 to September 30, 2001:

Net cash provided by operating activities decreased $1,751 thousand for the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2001. The decrease in cash provided by operating activities was due primarily to the following components: (1) a decrease in net income of $1,708 thousand from income of $782 thousand in 2001 to a loss of $926 thousand in 2002. The 2002 loss includes a non-recurring charge of $1,904 thousand in connection with a deferred payment of merger related expenses. (2) an increase in cash used to pay down accounts payable of $406 thousand, from a decrease of $128 thousand in 2001 to a decrease of $534 thousand in 2002. The above are offset somewhat by an increase in accounts receivable collections of $392 thousand, from $218 thousand in 2001 to $610 thousand in 2002.

Net cash used in investing activities increased $40,945 thousand for the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2001. The increase in cash used was primarily due to an increase in acquisitions of real estate from $0 to $41,882 thousand. The acquisitions are from the purchase of properties in AAA as well as properties purchased from the three affiliated partnerships in exchange for Class B common stock. Distributions from joint ventures increased $705 thousand from an investment of $423 thousand in 2001 to distributions of $282 thousand in 2002.

Net cash provided by financing activities increased $43,834 thousand for the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2001. The increase was primarily due to proceeds from issuance of common stock, which totaled $25,694 thousand. The stock was issued to the partners in the three merged affiliated partnerships in exchange for their property. In addition proceeds from notes payable increased $15,691 thousand from $2,452 thousand in 2001 to $18,143 thousand in 2002, which was related to the acquisition of real estate in AAA. Payments of notes payable decreased $2,037 thousand from $3,517 thousand in 2001 to $1,480 thousand in 2002.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
FUNDS FROM OPERATIONS

Funds from operations (FFO) increased $339 thousand to $352 thousand for the three months ended September 30, 2002 from $12 thousand for the three months ended September 30, 2001. For the nine month period ended September 30, 2002 FFO increased $91 thousand from $958 thousand in 2001 to $1,049 thousand in 2002. The increase in FFO is primarily attributed to increased earnings after a non-recurring charge of $1,904 thousand in connection with a deferred payment of merger related expenses. The non-recurring charge is excluded from the FFO calculation. The Company is on track to meet its FFO target for 2002, which is a 22% increase over 2001 FFO. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income to funds from operations for the three and nine months ended September 30, (in thousands):

                                                    Quarter             Year to Date
                                               2002        2001        2002      2001
                                             --------    --------   --------  --------
Net (loss) income                            $(1,370)    $(106)     $(  926)   $  782
Plus depreciation                                241       118          495       345
Plus Deferred acquisition costs                1,904         -        1,904         -
Less Dividends paid to Class B                (  424)        -        ( 424)        -
Less Gain on sale of operating properties          -         -           -       (169)
                                             --------    --------   --------  --------
Total funds from operations                  $   352     $  12      $ 1,049    $  958
                                             ========    ========   ========  ========

Cash flows from operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below (in thousands):
                              Quarter                  Year to date
                          2002      2001           2002        2001
Operating activities   $  ( 938)   $  159       $  ( 471)    $ 1,280
Investing activities   $(30,864)   $( 253)      $(40,804)    $   142
Financing activities   $ 32,139    $( 436)      $ 41,798     $(2,036)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 to September 30, 2001:

During the three months ended September 30, 2002 and September 30, 2001, the Company earned $1,680 thousand and $816 thousand, respectively, in rental income from operating leases and earned income from direct financing leases. The additional properties purchased by AAA as well as the newly merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income increased $512 thousand from $265 thousand in 2001 to $777 thousand in 2002. The increase is primarily attributable to a non-recurring transaction that resulted in service fee income of $247 thousand as well as increased commissions earned from equity investments as well as sales and leasing of property.

During the three months ended September 30, 2002 and September 30, 2001, the Company's expenses were $3,680 thousand and $1,058 thousand respectively. The $2,621 thousand increase in expenses is primarily attributable to a non-recurring charge of $1,904 thousand in connection with a deferred payment of merger related expenses. Additionally legal and professional fees increased $264 thousand from $101 thousand in 2001 to $365 thousand in 2002. The increase is primarily attributable to increased commissions paid on increased equity investments. Additionally, interest expense increased by $255 thousand from $264 thousand in 2001 to $520 thousand in 2002, which is due to the additional debt used to finance the acquisitions of additional properties. General operating and administrative expenses increased $168 thousand, from $481 thousand in 2001 to $649 thousand in 2002.

Comparison of the Nine Months Ended September 30, 2002 to September 30, 2001:

During the nine months ended September 30, 2002 and September 30, 2001, the Company earned $3,692 thousand and $2,429 thousand, respectively, in rental income from operating leases and earned income from direct financing leases. The additional properties acquired by AAA as well as the newly merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income increased $58 thousand from $1,927 thousand in 2001 to $1,985 thousand in 2002. The increase in service fees and other income was primarily due to increased commissions earned on equity raised as well as increased development fees received this year.

During the nine months ended September 30, 2002 and September 30, 2001, the Company's expenses were $6,172 thousand and $3,354 thousand respectively. The $2,818 thousand increase in expenses is primarily attributable to a non-recurring charge of $1,904 thousand in connection with a deferred payment of merger related expenses. Additionally general operating expenses increased $561 thousand primarily due to: 1) an increase in commissions and compensation related to our real estate and sponsorship activities, 2) property cost expense related to repairs and maintenance at Copperfield Medical Plaza and 3) accruals made for board compensation paid in Company stock based on vesting schedules. Interest expense increased $354 thousand due to additional debt used to finance the acquisition of additional properties. Depreciation increased $150 thousand due to additional properties added to our portfolio. Legal and professional expense decreased $57 thousand from $752 thousand in 2001 to $695 thousand in 2002. The decrease is primarily attributable to a non-recurring transaction that occurred in 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AmREIT uses fixed and floating-rate debt to finance its capital requirements. AmREIT does not use derivative financial instruments to hedge against an increase in the interest rate on its floating-rate debt. These floating-rate transactions, without the protection of derivative financial instruments, exposes the Company to market risk related to changes in interest rates. At September 30, 2002, the Company had fixed-rate debt of $20.2 million and variable-rate debt of $13.4 million. The variable-rate debt had an average interest rate of 4.18%. Should short-term interest rates increase by as much as 100 basis points, the Company would report an increase in interest expense of $30 thousand per quarter.


Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Executive Vice President of Finance have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules-13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Executive Vice President of Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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

     99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     Current report on Form 8-K dated July 24, 2002 and filed with the Commission on July 24, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current report on Form 8-K dated July 31, 2002 and filed with the Commission on July 31, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current report on Form 8-K dated September 9, 2002 and filed with the Commission on September 9, 2002 contained information under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   AmREIT, Inc.
                                  (Issuer)




November 14, 2002                  /s/ H. Kerr Taylor
Date                               H. Kerr Taylor, President





November 14, 2002                  /s/ Chad C. Braun
Date                               Chad C. Braun (Principal Accounting Officer)

               FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, H. Kerr Taylor, Chief Executive Officer, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AmREIT, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          i. all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:November 14, 2002                By: /s/ H. Kerr Taylor
                                      H. Kerr Taylor, Chief Executive Officer

               FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Chad C. Braun, Executive Vice President of Finance, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of AmREIT, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          i. all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002     By: /s/ Chad C. Braun
                             Chad C. Braun, Executive Vice President of Finance

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

                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AmREIT, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18-U.S.C. Section 1350, as adopted pursuant to Section-906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section-13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer
November 14, 2002

                                  EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AmREIT, Inc. (the "Company') on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18-U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Chad C. Braun


Chad C. Braun
Chief Financial Officer
November 14, 2002