Form 10KSB
period 2002-12-31
AMREIT INC
filed 2003-04-04
CIK 913957

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON APRIL 1, 2003
             PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)
               [X] Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002
                                       or
             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          Commission File No. 0-28378
                                     AMREIT
                 (Name of small business issuer in its charter)
         Texas                                           76-0410050
(State or other jurisdiction of                        I.R.S. Employer
Incorporation or organization)                        Identification No.)

8 Greenway Plaza, Suite 824
Houston, Texas                                              77046
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (713) 850-1400

     Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Shares of
                                                                   Common Stock

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No_____


Check if there is no disclosure of delinquent filers in response to Item
405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:    $8.19 Million

Aggregate market value of the voting stock held by non-affiliates of the issuer:
                                                       $14.05 Million

State the number of fully diluted shares outstanding of the issuer's common equity, as of the latest practicable date: 2,772,340 class A shares and 2,464,207 class B shares as of March 6, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Issuer incorporates by reference into Part III portions of its Proxy Statement for the 2003 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one):  Yes ___   No  X

                                     PART I

Item 1.    Description of Business

General

AmREIT, formerly AmREIT, Inc. or American Asset Advisers Trust, Inc. (the "Company"), was organized in the state of Texas on December 22, 2002, and is structured as a Real Estate Investment Trust for federal income tax purposes. Prior to the re-organization, AmREIT's predecessor was incorporated in the state of Maryland in August 1993. AmREIT, like its predecessors, has been an entrepreneurial real estate company with a primary focus on growing its portfolio of national and regional tenant leased freestanding commercial properties and frontage shopping centers, as well as growing its sponsorship of high quality real estate investment products for the NASD independent financial planning community within the United States. Through a wholly owned subsidiary, the Company provides advisory and management services to ten real estate limited partnerships.

The Company focuses on acquiring single tenant commercial properties and frontage shopping centers that are located on irreplaceable corners or out-parcel locations throughout the United States in strong commercial corridors near traffic generators, such as major regional malls, power centers and discount retailers. These properties, which attract a wide array of established commercial tenants, offer attractive opportunities for dependable monthly income and potential capital appreciation. In addition, management believes that the location and design of its properties in this niche provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

The Company's revenues are substantially generated by corporate tenants such as Washington Mutual, International House of Pancakes ("IHOP"), Chili's, TGI Friday's, Texas Children's Pediatric Associates, Memorial Herman Hospital System, Blockbuster, and Radio Shack. The Company operates in four primary sectors: financial institutions and banks, restaurants, medical and general retail.

AmREIT owns a real estate portfolio consisting of 46 properties located in 18 states. Its single tenant properties are located throughout the United States and are primarily on lease to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator. In so doing, the dependability of the lease payments is based on the strength and viability of the entire company, not just the owned location. Properties that are acquired by the Company are generally newly constructed or recently constructed as of the time of acquisition. The multi-tenant shopping centers are primarily located throughout Texas and are leased to national, regional and local tenants. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

The Company's single tenant leases typically provide that the tenant bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that the Company be responsible for roof and structural repairs. In these instances, the Company normally requires warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary terms of the leases.

Because the Company's leases are entered into with the corporate, parent tenant, they typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are considered by AmREIT to be "full-credit" leases, because they are supported by the assets of the entire company, not just the individual store location.

AmREIT's investment sponsorship activities are conducted through created entities for which AmREIT or a wholly-owned subsidiary of AmREIT is the general partner, that buy and develop commercial real estate with proceeds raised from third-party investors through the independent financial planning community. AmREIT has an seventeen year track record of experience and long-term relationships in the commercial real estate market - the basis of its ability to sponsor real estate investment opportunities while creating fee income and carried interests for AmREIT and its shareholders.

On July 23, 2002, the Company completed a merger of three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. (the "Affiliated Partnerships") into AmREIT. With the merger of the Affiliated Partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the Affiliated Partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the Affiliated Partnerships who dissented from the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense was incurred by AmREIT in connection with the merger of the affiliated partnerships, resulting in the issuance of shares to H. Kerr Taylor, President and Chief Executive Officer of AmREIT, of 302,800 class A common shares as constituting a portion of the deferred consideration owed to Mr. Taylor for the acquisition of his advisory company to AmREIT in 1998.

A further description of the Company's business is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 6 of this Form 10-KSB.

The primary objectives of the Company are:

(1) To provide  dependable,  increasing monthly dividends to our shareholders;

(2) To provide long-term stockholder value through increased earnings and share price;
(3) To be the partner of choice to America's finest companies in solving their corporate real estate problems;
(4) To be the highest quality real estate investment product sponsor within the U.S. serving the National Association of Securities Dealers ("NASD") independent financial planning community. Creating balanced funds that maximize growth and income to our partners by using a conservative, actively managed, entrepreneurial approach to real estate investing. This investment sponsorship approach further enhances our ability to generate dependable,increasing monthly income and long-term stockholder value to our shareholders; and
(5) To enhance our employees' lives by providing a career that calls them to a higher plane of using their gifts, a corporate environment that allows attainment of their individual needs of physical, mental and spiritual well-being and a clear system of measurement that allows the Company to attract and retain quality employees.

There is no assurance that these objectives can be achieved.

Properties

At December 31, 2002, the Company owned 46 properties leased to 24 different tenants. These properties are located in the following states:

                                                                       Number                Geographical Concentration
                              State of Properties
                           -------------------------------- ------------------------------ -------------------------------
                           -------------------------------- ------------------------------ -------------------------------
                           Arizona                                        1                            2.17%
                           Colorado                                       1                            2.17%
                           California                                     2                            4.35%
                           Delaware                                       1                            2.17%
                           Georgia                                        2                            4.35%
                           Kansas                                         3                            6.52%
                           Louisiana                                      4                            8.70%
                           Minnesota                                      1                            2.17%
                           Missouri                                       3                            6.52%
                           Mississippi                                    1                            2.17%
                           New Mexico                                     1                            2.17%
                           New York                                       1                            2.17%
                           Oklahoma                                       1                            2.17%
                           Oregon                                         2                            4.35%
                           Tennessee                                      2                            4.35%
                           Texas                                         17                           36.96%
                           Utah                                           1                            2.17%
                           Virginia                                       2                            4.35%
                                                            ------------------------------ -------------------------------
                                                            ------------------------------ -------------------------------

                                    Total                                46                           100.00%

Although the specific terms of each lease vary, a summary of the terms of the leases is as follows:

The primary term of the leases ranges from ten to twenty-five years. All of the leases also provide for one to four five-year renewal options. The leases are primarily "triple-net" leases under which the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $41 thousand to $419 thousand. All of the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

As of December 31, 2002, no single property accounted for more than 10% of the Company's total assets. As of December 31, 2002, the following tenants accounted for more than 10% of the Company's rental and property income:

International House of Pancakes was founded in July 1958 and operates over 1,100 restaurants in three countries and forty-five states. IHOP is a family restaurant, serving breakfast, lunch and dinner. IHOP is a New York Stock Exchange, publicly-held company with a current market capitalization over $460 million. For the twelve months ended December 31, 2002, system-wide sales were up 9.9% to $1.5 billion, same store sales increased 0.7% over 2001 and reported net income of $40.8 million which is a 1.4% increase over 2001.

Footstar, Inc. was founded in October 1996 and operates three distinct business lines: Just For Feet, Footaction and Meldisco. The Just For Feet Superstores division operate 95 locations, primarily in the southern portion of the United States and is headquartered in Birmingham, AL. Footaction is headquartered in Irving, Texas and operates 459 primarily mall based stores in 41 states, Puerto Rico, and the U.S. Virgin Islands. The Company's Meldisco division is a leader in the discount footwear segment, operating 5,532 leased footwear departments, located in various discount stores, superstores and malls, including Wal-Mart. Footstar had consolidated store sales of $1,146 million for the six months ended June 29, 2002, compared to $1,166 million for the previous year. Footstar reported total assets of $893 million and total liabilities of $610 million for the six months ended June 29, 2002, compared to total assets of $955 million and total liabilities of $614 million for the previous year. Footstar has not reported financial statements or results of operations beyond June 29, 2002.


Financing - Borrowing Policies

The Company may incur unsecured and secured borrowings, as long as the total amounts of such recourse borrowings do not exceed 55% of the Company's total assets on a consolidated basis, as determined by the independent board of trust managers. At December 31, 2002, the Company's total borrowings were approximately 45.3% of the Company's total assets on a consolidated basis.

Competitive Conditions

The Company generally competes with other REIT's, real estate limited partnerships and other investors, including, but not limited to, insurance companies, pension funds and financial institutions involved in the acquisition, leasing, financing and disposition of investments in net-leased commercial properties.

Employees

At December 31, 2002, the Company had 18 full-time employees, two real estate brokers and various part-time and seasonal personnel.

Item 2.     Description of Property

At December 31, 2002, the Company owned 46 properties. The properties are leased to 24 different tenants in 18 different states. Reference is made to the
Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

Land - The Company's property sites, on which its leased buildings sit, range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

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

Leases - The primary term of the leases ranges from ten to twenty-five years. All leases also provide for one to four five-year renewal options. The freestanding properties are primarily leased on a "triple-net" basis whereby the tenants are responsible for the property taxes, insurance and operating costs. Annual rental income ranges from $41 thousand to $419 thousand. All leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.

Geographic Location - The properties are generally located within major metropolitan areas (Standard Metropolitan Statistical Areas) with populations that exceed 250,000.

As of December 31, 2002, the Company on a consolidated basis has invested debt and equity resources of $71.8 million in properties. This includes land, building and acquisition costs. A further description of the Company's properties, including acquisition fees and certain acquisition expenses, is included in Item 1 "Properties" and in Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation of this Form 10-KSB.

Item 3.     Legal Proceedings

The Company does not have any material legal proceedings pending.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

As of March 6, 2003, there were approximately 863 record holders of 2,772,340 of the Company's class A common shares, net of 65,379 shares held in treasury, AmREIT's class A common shares are listed on the American Stock Exchange ("AMEX") and traded under the symbol "AMY." The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the corresponding period since the commencement of trading on July 23, 2002.

Calendar Period                                                          High            Low          Dividends
2002
     Third Quarter (from July 23, 2002)...........................       $7.50          $6.20           $.095
     Fourth Quarter...............................................       $6.55          $6.15           $.100

2003
     First Quarter (through March 6, 2003)........................       $6.65          $6.05           $.109

The payment of any future dividends by AmREIT is dependent upon applicable legal and contractual restrictions, including the provisions of the class B common shares, as well as its earnings and financial needs.

As of March 6, 2003, there were approximately 1,222 record holders of 2,464,207 of the Company's class B common shares. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares do not have voting rights, receive a fixed 8% cumulative and preferred dividend, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder's option.

In October 2002, the Company changed from paying dividends quarterly to paying dividends monthly on its class A common shares. The class B common shares were issued in conjunction with the merger with the Affiliated Partnerships in July 2002 and pays dividends quarterly. For the years ended December 31, 2002 and 2001, the Company paid dividends of $865,023 and $604,742, respectively on its class A common shares and $865,293 for the year ended December 31, 2002 on its class B common shares. A summary of the dividends by period on the class A common shares are as follows:

                  Period Ended                                 2002                2001
                  ------------                             ----------           ----------
                  March 29                                $ 161,541             $ 100,000
                  June 28                                 $ 169,637             $ 117,717
                  September 30                            $ 257,166             $ 137,025
                  October 31                              $  81,747*
                  November 29                             $  93,533*
                  December 31                             $ 101,399*            $ 250,000 **
                                                            -------               -------
                                                          $ 865,023             $ 604,742


        * Amount indicated reflects the monthly amount due to the change from quarterly dividends.
        ** Includes a special, fifth dividend included with the December 31, 2001 dividend. The regular quarterly dividend was $150,000 and the special dividend was $100,000.

The change during 2002 from quarterly dividends to monthly dividends was a change made to better align our dividends with our corporate objective of dependable, increasing, monthly income. The dividends paid on its class A common shares in 2002 represent an increase of approximately 28 percent per share.

For the year, the Company repurchased primarily through open market transactions, a total of 46,069 class A common shares at an average price of $6.38 per share. These shares were repurchased through the share repurchase program authorized by the board of trust managers.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the Company, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company's tenants. Management believes the most critical accounting policies in this regard are the accounting for lease revenues (including the straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired and the allowance for doubtful accounts. Each of these issues requires management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.

AmREIT, a real estate investment trust, is listed on the American Stock Exchange (AMY) and is a pre-eminent sponsor of high quality real estate investment opportunities to the financial planning community. The Company researches, identifies and participates in real estate opportunities and works hand in hand with the broker-dealer community to sponsor real estate investment products and services.

For more than 17 years we have established a track record of investing in commercial real estate leased primarily to corporate tenants in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased ("CTL") and frontage shopping centers ("FSC") that are located contiguous to major thoroughfares and traffic generators. AmREIT's real estate customer list includes national and regional tenants such as: Walgreen's, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Sprint, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Hospital, Discount Tire, etc.

Liquidity and Capital Resources

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital to fund its growth.

Net cash provided by operating activities increased from $1.64 million in 2001 to $3.73 million in 2002. The increase in cash provided by operating activities was due primarily to the following components: (1) an increase in deferred merger costs of $1.9 million in 2002, compared to $0 in 2001. The deferred merger costs represent a charge to earnings taken for class A common shares issued to H. Kerr Taylor as deferred consideration as a result of the sale of his advisory company to AmREIT in June 1998. The merger of the Affiliated Partnerships triggered a payment under the deferred consideration agreement, and 302,281 class A common shares of AmREIT were issued and the charge taken to earnings, which is the primary cause of the $659 thousand loss in 2002, (2) a decrease in accounts receivable from during 2002 of $1.53 million compared to an increase in accounts receivable during 2001 of $388 thousand, and (3) an increase in deferred compensation of $0 in 2001 to $48 thousand in 2002. The increase in deferred compensation was due to restricted shares issued to employees and the board of trust managers as compensation in 2002. The above changes are offset by the operating loss of $659 thousand in 2002 compared to an operating profit of $790 thousand in 2001. The primary cause for the loss in 2002 is the $1.9 million charge to earnings for the deferred acquisition costs.

Net cash used in investing activities increased by $12.94 million to $15.27 million in 2002 when compared to 2001. The increase was primarily due to an increase in property acquisitions of $15.51 million to $18.95 million in 2002. This increase is related to the purchase of seventeen IHOP properties purchased during 2002 through a majority owned subsidiary. Eighty-three percent of the $17.96 million aggregate purchase price was financed with 83% non-recourse debt. This increase in net cash was partially offset by the proceeds from the sale of the Office Max property located in Lake Jackson, Texas, which increased $1.17 million from $2.52 million in 2001 to $3.69 million in 2002.

Net cash provided by financing activities increased $13.84 million in 2002 to $13.82 million in 2002 when compared to 2001. The increase was primarily due to: (1) proceeds from notes payable, which totaled $19.25 million in 2002 compared to $8.04 million in 2001, the proceeds of which were primarily used to fund the acquisition of the seventeen IHOP properties purchased during 2002,
(2) a decrease in payments of notes payables from $6.54 million in 2001 to $3.40 million in 2002, and (3) an increase in dividends paid from $605 thousand in 2001 to $1.73 million in 2002. The increase in dividends paid is a result of a 28% increase in the dividends per share paid to holders of class A shares, the issuance of additional class A common shares, and the dividends paid on the issuance of class B shares in July 2002 pursuant to the merger described below.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, acquisitions of the Company's affiliated entities or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations.

On July 23, 2002, the Company completed a merger with the Affiliated Partnerships, which increased the Company's real estate assets by approximately $24.3 million. Pursuant to the merger, the Company issued approximately 2.6 million Class B common shares to the limited partners in the Affiliated Partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the Affiliated Partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense stemmed from stock issued to H. Kerr
Taylor, President and Chief Executive Officer, based on deferred consideration that was approved by the stockholders in 1998 as a result of the sale of his advisory company to AmREIT. Mr. Taylor was issued 302,281 Class A common shares, which resulted in a charge to earnings in the third quarter 2002.

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

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Company is working on a modification of the Credit Facility, and the lender has agreed to extend the term by a period of fifteen months under comparable terms and conditions. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At December 31, 2002, the Lender waived these financial covenant. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.00%, which resulted in an effective interest rate of 3.4375% at December 31, 2002. As of December 31, 2002, $11.76 million was outstanding under the Credit Facility. The Company has approximately $8.24 million availability under its line of credit, subject to use of proceeds approval by the lender.

As of December 31, 2002, the Company owned 46 properties directly and, since its inception, had invested $70.83 million, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

Until properties are acquired by the Company, the Company's funds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 2002, the Company's cash and cash equivalents totaled $2.51 million.

The Company paid aggregate cash dividends to the holders of its class A and class B common shares, as applicable, during 2002 and 2001, distributing a total of $1.73 million and $605 thousand, respectively, for each such fiscal year.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Funds From Operations

Funds from operations (FFO) decreased $973 thousand to $6 thousand in 2002 from $979 thousand in 2001. The decrease in FFO is primarily due to the $1.90 million charge to earnings in the third quarter 2002 resulting from 302,281 class A common shares issued to Mr. Taylor, resulting from the merger of the

Affiliated Partnerships. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles ("GAAP"). FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's. FFO is not defined by GAAP and should not be considered an alternative to net income as an indication of the Company's performance.

Below is the reconciliation of net income, which the Company believes is the most comparable GAAP financial measure, to FFO in thousands:

                                                                                      2002                           2001
                                                                                -----------------             -------------------
Net (loss) income                                                                        $  (659)                          $ 791
Plus depreciation of real estate assets                                                      617                             442
Less loss (gain) on sale of real estate assets                                                48                            (254)
                                                                               -----------------             -------------------
Total Funds From Operations  *                                                              $  6                           $ 979

Cash dividends paid                                                                      $ 1,730                           $ 605
Dividends in excess of (less than) FFO *                                                $  1,724                           $(374)

* Based on the adherence to the NAREIT definition of FFO, we have not added back the $1.90 million charge to earnings in the third quarter 2002 resulting from shares issued to Mr.Taylor. Adding this $1.90 million charge to earnings back to earnings would result in $1.90 million adjusted funds from operations, and dividends paid less than adjusted FFO of $170 thousand.

Cash flows from operating activities, investing activities, and financing activities are presented below in thousands:

                                                                  2002                                          2001
                                                        ----------------------                        ---------------------
Operating activities                                             $ 3,729                                       $ 1,642
Investing activities                                             (15,268)                                       (2,333)
Financing activities                                              13,819                                           (18)



Results of Operations

Years Ended December 31, 2002 and 2001:

As of December 31, 2002 and 2001, the Company owned and leased 46 and 19 properties, respectively. During the years ended December 31, 2002 and 2001, the Company had revenues of: (1) $5.49 million and $3.29 million, respectively, in rental income from operating leases and earned income from direct financing leases, (2) $2.04 million and $2.03 million, respectively, in service fee and other income, (3) $280 thousand and $342 thousand, respectively, in management fee income, (4) $417 thousand and $20 thousand, respectively, in income from non-consolidated affiliates and (5) $(48) thousand and $254 thousand, respectively, in (loss) gain on sale of property.

The increase in gross revenue is primarily attributed to the merger of the Affiliated Partnerships in July 2002 and the acquisition of the 17 IHOP properties during 2002, which generated increases in both rental income from operating leases and earned income from direct financing leases.

The Company sold an OfficeMax in Lake Jackson, Texas during 2002.
The Company recorded a loss on the sale of this property primarily due to the write-off of accrued rental income.

The decrease in management fee income is primarily due to the merger of the Affiliated Partnerships in July 2002, which resulted in a decrease in management fees that had historically been paid from the Affiliated Partnerships. The increase in income from non-consolidated affiliates is primarily due to Company's interest in AmREIT Opportunity Fund and AmREIT Income & Growth Fund. The Company is the general partner of AmREIT Opportunity Fund and AmREIT Income & Growth Fund, and receives a profit interest in these funds as certain investment objectives and returns are met for the third party limited partners.

Service fees and other income increased based on: (1) additional asset management and advisory fee income and commissions generated by an increase in capital raised through the Company's direct participation investment funds and
(2) income earned in our non-consolidated affiliates, which are a result of the Company's general partner interest's in its direct participation investment funds.

General and administrative costs were $2.80 million in 2002 compared to $1.95 million in 2001. The increased general and administrative costs are primarily related to: (1) property costs incurred due to a vacancy and required maintenance at Copper Plaza, and (2) increase in the number of employees during 2002 as we built the management and facilitation teams, resulting in an increase in personnel and benefit costs.

Legal and professional fees increased from $1.00 million in 2001 to $1.33 million in 2002. The primary increase was an increase in commission expense to third party broker dealers as a result of an increase in capital raised through the Company's direct participation investment funds and an increase in transfer agent costs due to the issuance of 2.6 million class B common shares as a result of the merger of the Affiliated Partnerships.

Interest expense was $1.77 million in 2002 compared to $1.06 million in 2001. The increase in interest expense is due to the acquisition of seventeen IHOP properties, which were purchased utilizing approximately $14.76 million in non-recourse debt with an average interest rate of 7.85%. Included in interest expense is $131 thousand and $8 thousand, respectively for 2002 and 2001, for amortized loan acquisition costs.

Item 7.   Financial Statements

(a)  (1)    Financial Statements
            Independent Auditors' Report
            Independent Auditors' Report
            Consolidated Balance Sheet, December 31, 2002
            Consolidated Statements of Operations for the
             Years Ended December 31, 2002 and 2001
            Consolidated Statements of Shareholders' Equity
              for the Years Ended December 31, 2002 and 2001
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2002 and 2001
            Notes to Consolidated Financial Statements for the Years
              Ended December 31, 2002 and 2001

     (2)    Financial Statement Schedules

            Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 12, 2002, the Registrant dismissed Deloitte & Touche LLP as its independent public accountants, effective immediately. The change was made by the Audit Committee of the board of trust managers of the Registrant. Management sought and received proposals from three other independent public accounting firms. These proposals were submitted from three other independent public accounting firms. These proposals were submitted to the Registrant's Audit Committee, which selected KPMG LLP as the Registrant's new auditors.

         Deloitte & Touche's reports on the Registrant's consolidated financial statements for the latest two fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During the Registrant's fiscal years ended December 31, 2001 and December 31, 2000 and subsequent interim periods preceding the dismissal, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the two most recent fiscal years and the subsequent interim period through December 12, 2002, there were no reportable events (as described in Regulation S-K Item 304 (a)(1)(v)).

        On December 12, 2002, the Registrant engaged KPMG LLP to audit the Registrant'sfinancial statements for the year ending December 31, 2002. During the Registrant's two most recent fiscal years ended December 31, 2001and December 31, 2000, and the subsequent interim period through December 12, 2002, the Registrant did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

Item 10. Executive Compensation

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

We are authorized to grant stock options up to an aggregate of 142.364 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as December 31, 2002:


---------------------------------- ---------------------------------- ----------------------------- --------------------------------
                                                   (a)                             (b)                             (c)
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
                                                                                                    Number of securities remaining
                                                                                                    available for future issuances
                                      Number of securities to be                                      under equity compensation
                                        issued upon exercise of        Weighted average exercise      plans (excluding securities
         Plan Category                    outstanding options         price of outstanding options      reflected in column (a)
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------

---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
    Equity compensation plans                      -                               -                            310,270
  approved by security holders
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------

---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
  Equity compensation plans not
  approved by security holders                     -                               -                               -
---------------------------------- ---------------------------------- ----------------------------- --------------------------------
---------------------------------- ---------------------------------- ----------------------------- --------------------------------

---------------------------------- ---------------------------------- ----------------------------- --------------------------------

Item 12. Certain Relationships and Related Transactions

Reference is made to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a).

                                    PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)            Exhibits

3.1 *          Amended and Restated Declaration of Trust

3.2 *          By-Laws, dated December 22, 2002.


10.1 Revolving Credit Agreement, dated November 6, 1998, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.2 Amended and Restated Revolving Credit Agreement, effective August 1, 2000, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $13,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

21             Subsidiaries of the Company.

99.1           Chief Executive Officer certification pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Chief Financial Officer certification pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------------------------------------------------

* Filed herewith

(b)             Reports on Form 8-K

                Current report on Form 8-K dated December 12, 2002 and filed with the Commission on December 12, 2002 contained information under Item 4 (Changes in Registrant's Certifying Accountant) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                Current report on Form 8-K dated December 23, 2002 and filed with the Commission on December 23, 2002 contained information under Item 5 (Other Events).

Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2001.


Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Executive Vice President of Finance have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Executive Vice President of Finance have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 31st of March 2003 by the undersigned, thereunto duly authorized.

                                    AmREIT, Inc.


                                   /s/ H. Kerr Taylor
                                   ---------------------------
                                   H. Kerr Taylor, President
                                   and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



/s/ H. Kerr Taylor                                           March 31, 2003
---------------------------------------------
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                                March 31, 2003
---------------------------------------------
ROBERT S. CARTWRIGHT, JR., Director


/s/ G. Steven Dawson                                         March 31, 2003
---------------------------------------------
G. STEVEN DAWSON, Director


/s/ Bryan L. Goolsby                                         March 31, 2003
---------------------------------------------
BRYAN L. GOOLSBY, Director


/s/ Philip W. Taggart                                        March 31, 2003
---------------------------------------------
PHILIP W. TAGGART, Director


/s/ Chad C. Braun                                            March 31, 2003
---------------------------------------------
CHAD C. BRAUN, Executive Vice President
Finance and Secretary (Principal Accounting Officer)

              FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, H. Kerr Taylor, Chief Executive Officer, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of AmREIT;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers (or persons performing the equivalent functions):

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


Date:       March 31, 2003       By:
     --------------------------     --------------------------------------
                                    H. Kerr Taylor, Chief Executive Officer

              FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Chad C. Braun, Chief Financial Officer, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of AmREIT;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers (or persons performing the equivalent functions):

          iv. all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          v. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       March 31, 2003             By:
     ---------------------------       --------------------------------------
                                       Chad C. Braun, Chief Financial Officer

                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 2002


                             AMREIT AND SUBSIDARIES

                            AMREIT AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                        Page

FINANCIAL STATEMENTS:
Independent Auditors' Report                                                                             F-3
Independent Auditors' Report                                                                             F-4
Consolidated Balance Sheet, December 31, 2002                                                            F-5
Consolidated Statements of Operations for the Years Ended
    December 31, 2002 and 2001                                                                           F-6
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 2002 and 2001                                                       F-7
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002 and 2001                                                                           F-8
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2002 and 2001                                                                   F-9 to F-22



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 2002                                                   F-23



All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Trust Managers
AmREIT:

We have audited the accompanying consolidated balance sheet of AmREIT and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





KPMG LLP

Houston, Texas
March 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Trust Managers
AmREIT

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of AmREIT (formerly AmREIT, Inc.) and subsidiaries (the "Company") for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, AmREIT and subsidiaries results of operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2002

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                            AMREIT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2002


                                                                                                  2002
 ASSETS
Property:
   Land                                                                                      $18,945,607
   Buildings                                                                                  28,652,858
   Furniture, fixtures and equipment                                                             381,383
                                                                                              __________
                                                                                              47,979,848
   Accumulated depreciation                                                                   (2,136,376)
                                                                                              __________
     Total property, net                                                                      45,843,472

 Net investment in direct financing leases                                                    23,405,324

 Cash and cash equivalents                                                                     2,506,868
 Accounts receivable                                                                             173,659
 Accounts receivable - related party                                                              68,934
 Escrow deposits                                                                                 120,466
 Prepaid expenses, net                                                                           438,696

 Other assets:
   Preacquisition costs                                                                            1,765
   Loan acquisition cost, net of $85,579 in accumulated amortization                             249,572
   Accrued rental income                                                                         360,062
   Intangible lease cost                                                                         257,600
   Investment in non-consolidated affiliates                                                     549,335
                                                                                              __________
     Total other assets                                                                        1,418,334
                                                                                              __________
 TOTAL ASSETS                                                                                $73,975,753
                                                                                             ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                                             $33,586,085
   Accounts payable                                                                            1,126,219
   Accounts payable - related party                                                              206,123
   Security deposit                                                                               33,930
   Prepaid rent                                                                                    6,177
                                                                                             ___________
     TOTAL LIABILITIES                                                                        34,958,534
                                                                                             ___________
 Minority interest                                                                               810,971

 Shareholders' equity:
   Preferred stock, $.01 par value, 10,001,000 shares authorized, none issued                          -
   Class A Common stock, $.01 par value, 100,010,000 shares authorized,
     2,772,340 shares issued and outstanding                                                      27,723
   Class B Common stock, $.01 par value, 3,000,000 shares authorized,
     2,464,207 shares issued and outstanding                                                      24,642
   Capital in excess of par value                                                             47,183,271
   Accumulated distributions in excess of earnings                                            (8,426,846)
   Deferred compensation                                                                        (205,353)
   Cost of treasury stock, 65,379 shares                                                        (397,189)
                                                                                             ___________
     TOTAL SHAREHOLDERS' EQUITY                                                               38,206,248
                                                                                             ___________
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $73,975,753
                                                                                             ===========


 See Notes to Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Years ended December 31,
                                                                                  2002                2001
Revenues:
   Rental income from operating leases                                       $ 3,687,094         $   2,648,237
   Earned income from direct financing leases                                  1,807,117               637,537
   Service fees and other income                                               2,041,999             2,033,008
   Management fees                                                               279,910               342,349
   Income from non-consolidated affiliates                                       416,904                20,743
   (Loss) gain on sale of property                                               (47,553)              254,013
   Interest income                                                                 4,206                10,555
                                                                               _________             _________
     Total revenues                                                            8,189,677             5,946,442
                                                                               _________             _________
 Expenses:
   General operating and administrative                                        2,801,946             1,953,285
   Legal and professional                                                      1,332,188             1,002,776
   Interest                                                                    1,774,973             1,063,574
   Depreciation                                                                  666,307               464,308
   Deferred merger costs                                                       1,904,370                     -
                                                                               _________             _________
     Total expenses                                                            8,479,784             4,483,943
                                                                               _________             _________
 (Loss) income before federal income taxes and minority
   interest in net income of consolidated joint ventures                        (290,107)            1,462,499

 Federal income tax expense for taxable REIT subsidiary                           60,656               144,420

 Minority interest in net income of consolidated joint ventures                 (308,010)             (527,571)
                                                                              __________             _________
 Net (loss) income                                                              (658,773)              790,508

 Distributions paid to Class B shareholders                                     (865,293)                    -
                                                                              __________             _________
 Net (loss) income available to Class A shareholders                         $(1,524,066)           $  790,508
                                                                              ==========             =========
 Net (loss) income per common share, basic and diluted                             (0.62)                 0.34
                                                                              ==========             =========
 Common shares used to compute net (loss) and income
   per share, basic and diluted                                                2,469,725             2,354,572
                                                                              ==========             =========

  See Notes to Consolidated Financial Statements.

                         AMREIT AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended December 31, 2002 and 2001



                                                                                                            Capital in
                                                                            Common Shares                    excess of
                                                                               Number          Amount        par value

 Balance at December 31, 2000                                                  2,384,117     $ 23,841      $ 21,655,867

  Net income                                                                           -            -                 -

  Repurchase of common shares, Class A (24,723 shares)                                 -            -                 -

  Distributions                                                                        -            -                 -
                                                                               _________       ______        __________

 Balance at December 31, 2001                                                  2,384,117       23,841        21,655,867
                                                                               _________       ______        __________

  Net loss                                                                             -            -                 -

  Issuance of common shares Class A                                              388,200        3,882         2,057,755

  Issuance of common shares Class B, net of 124,750 that
      converted to Class A                                                     2,464,207       24,642        23,469,649

  Issuance of restricted shares Class A                                                -            -                 -

  Repurchase of common shares Class A (46,069 shares)                                  -            -                 -

   Distributions                                                                       -            -                 -
                                                                               _________       ______        __________

 Balance at December 31, 2002                                                  5,236,524      $52,365       $47,183,271
                                                                               =========       ======        ==========






                                                              Accumulated
                                                             distributions        Defered          Cost of
                                                              in excess of      Compensation       treasury
                                                                earnings         Obligation         shares           Total
Balance at December 31, 2000                                 $ (6,223,523)       $         -     $ (127,467)     $ 15,328,718

Net income                                                        790,508                  -              -           790,508

Repurchase of common shares Class A (24,723 shares)                     -                  -       (160,703)         (160,703)

Distributions                                                    (604,742)                 -              -          (604,742)
                                                                _________          _________       ________        __________

Balance at December 31, 2001                                   (6,037,757)                 -       (288,170)       15,353,781
                                                                _________          _________       ________        __________

  Net loss                                                       (658,773)                 -              -          (658,773)

  Issuance of common shares, Class A                                    -                  -              -         2,061,637

  Issuance of common shares, Class B, net of 124,750 that
        converted to Class A                                            -                  -              -        23,494,291

  Issuance of restricted shares Class A                                 -           (205,353)       185,119           (20,234)

  Repurchase of common shares Class A (46,069 shares)                   -                  -       (294,138)         (294,138)

   Distributions                                               (1,730,316)                 -              -        (1,730,316)
                                                                _________            _______        _______        __________
Balance at December 31, 2002                                  $(8,426,846)         $ (205,353)    $(397,189)      $38,206,248
                                                                =========            ========       =======        ==========

See Notes to Consolidated Financial Statements.

                         AMREIT AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                                   Years ended December 31,
                                                                                                    2002              2001
 Cash flows from operating activities:
   Net (loss) income                                                                            $  (658,773)       $  790,508
   Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
       Loss (gain) on sale of property                                                               47,553          (254,013)
       Depreciation and amortization                                                                723,607           481,265
       Increase in minority interest in net income of consolidated
        joint ventures                                                                              308,010           527,571
       Deferred merger costs                                                                      1,904,370                 -
       Decrease (increase) in accounts receivable                                                 1,155,875           (89,921)
       Decrease (increase)in accounts receivable - related party                                    378,494          (298,521)
       Increase in prepaid expenses, net                                                           (170,028)         (128,324)
       (Decrease) increase in accounts payable                                                     (365,018)          821,168
       Increase in accounts payable- related party                                                  181,123            15,524
       Cash receipts from direct financing leases
         less than income recognized                                                                282,805           (38,581)
       Decrease (increase) in accrued rental income                                                  32,095          (102,757)
       Increase in prepaid rent                                                                       6,177                 -
       Increase in other assets                                                                     (49,114)          (81,545)
       Increase in deferred compensation                                                            (48,086)                -
                                                                                                  _________         _________
     Net cash provided by operating activities                                                    3,729,090         1,642,374
                                                                                                  _________         _________
 Cash flows from investing activities:
   Improvements to real estate                                                                     (623,124)         (432,276)
   Acquisitions of real estate                                                                  (18,951,523)       (3,445,279)
   Additions to furniture, fixtures and equipment                                                   (25,131)          (37,061)
   Distributions from (investment in) joint ventures                                                431,604          (729,958)
   Proceeds from sale of property                                                                 3,692,544         2,520,259
   Decrease (increase) in preacquisition costs                                                      207,435          (208,576)
                                                                                                 __________         _________
     Net cash used in investing activities                                                      (15,268,195)       (2,332,891)
                                                                                                 __________         _________
 Cash flows from financing activities:
   Proceeds from notes payable                                                                   19,253,403         8,038,500
   Payments of notes payable                                                                     (3,399,277)       (6,539,134)
   Loan acquisition costs                                                                           (38,035)         (169,579)
   Issuance of treasury stock                                                                       185,119                 -
   Purchase of treasury stock                                                                      (294,138)         (160,703)
   Issuance of common stock                                                                        (517,857)                -
   Retirement of common stock                                                                      (106,500)                -
   Common dividends paid                                                                         (1,730,316)         (604,742)
   Contributions from minority interests                                                            809,971                 -
   Distributions to minority interests                                                             (343,514)         (582,575)
                                                                                                 __________       ___________
     Net cash provided by (used in) financing activities                                         13,818,856           (18,233)
                                                                                                 __________       ___________
 Net increase (decrease) in cash and cash equivalents                                             2,279,751          (708,750)
 Cash and cash equivalents at January 1                                                             227,117           935,867
                                                                                                 __________       ___________
 Cash and cash equivalents at December 31                                                       $ 2,506,868      $    227,117
                                                                                                 ==========       ===========




   Supplemental schedule of noncash investing and financing activities
   On July 23, 2002, the Company merged with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd. In conjunction with the merger, the Company acquired $23,890,319 worth of property and issued 2,589,179 shares of Class B common stock.

   Supplemental schedule of cash flow information: Cash paid during the year for:
       Interest                                                                                   1,691,927         1,063,574
       Income taxes                                                                                 133,841                 -



 See Notes to Consolidated Financial Statements.

                           AMREIT AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, ("AmREIT" or the "Company") formally AmREIT, Inc., which was incorporated in the state of Maryland in August 1993, is a real estate investment trust ("REIT") based in Houston, Texas and is listed on the American Stock Exchange (AMY). AmREIT was organized in the state of Texas on December 22, 2002 and is a pre-eminent sponsor of real estate direct participation programs to the financial planning community. For more than 17 years, the Company has established a track record of investing in commercial real estate leased to parent companies in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased ("CTL") and frontage shopping centers ("FSC") that are located contiguous to major thoroughfares and traffic generators. AmREIT's customer list includes national and regional tenants such as: Walgreens, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Pediatric Associates, Discount Tire, etc.

AmREIT owns a real estate portfolio that consists of over 46 properties located in 18 states. Its properties include single-tenant; free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located from coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

Through AmREIT's direct participation programs, it creates new investment entities that buy and develop commercial real estate with proceeds raised from third-party investors. AmREIT has extensive experience and long-term relationships in the commercial real estate market - the basis of its ability to sponsor real estate investment opportunities while creating fee income and carried interests for AmREIT and its shareholders.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. This merger transaction triggered a payment under the deferred consideration agreement between AmREIT and H. Kerr Taylor, President and Chief Executive Officer. The deferred consideration agreement was approved by the shareholders in 1998 as part of the sale of Mr. Taylor's advisory company to AmREIT. In the agreement, Mr. Taylor would receive additional class A common shares, in exchange for the sale of his advisory company, as AmREIT issued additional capital. Mr. Taylor was issued approximately 302 thousand Class A common shares, which resulted in a deferred merger expense of $1.9 million in the third quarter 2002. Under the deferred consideration agreement, approximately 384 thousand shares remain to be issued to Mr. Taylor in the event the Company issues additional shares prior to June 4, 2004, the expiration date of the agreement.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.


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

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, therefore there is no residual value beyond the lease, are depreciated over the life of the lease.

INVESTMENT IN NON-CONSOLIDATED AFFILIATES

AmREIT invested $250 thousand as a limited partner and $1,000 as a general partner in AmREIT Opportunity Fund, Ltd. ("AOF"), which is accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning two-thirds of the outstanding units. AmREIT currently owns a 10.5% limited partner interest in AOF. AOF was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property. Liquidation of AOF commenced in July of 2002. Based on the general partner's analysis of owned real estate as of December 31, 2002, none of the assets owned or in liquidation by AOF are impaired.

AmREIT invested $200 thousand as a limited partner and $1,000 as a general partner in AmREIT Income & Growth Fund, Ltd. ("AIG") that is accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. AmREIT currently owns an approximately 3.9% limited partner interest in AIG. AIG was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

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

ARIC invested $122 thousand as a limited partner in AmREIT CDP SPE #33, Ltd. that is accounted for using the equity method. AmREIT CDP SPE #33, Ltd. was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, AmREIT CDP #33, Ltd. purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland.

AmREIT invested $330 thousand as a member in AmREIT CDP #31, LLC ("CDP 31") that is accounted for using the equity method. CDP 31 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. CDP 31 purchased two IHOP properties in 2001 located in Cookeville, Tennessee and Scottsdale, Arizona. Both properties were sold during the first quarter 2002, and CDP 31 does not own any real property as of December 31, 2002.


OTHER ASSETS

Other assets include loan acquisition costs, net of accumulated amortization, of $250 thousand. Loan acquisitions costs are incurred in obtaining property financing and are amortized to interest expense on the effective interest method over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 2002 totaled $86 thousand.

DEFERRED COMPENSATION

Deferred compensation includes stock grants to employees as a form of long term compensation. The stock grants vest over a period of time not to exceed four years. This allows the Company to align the interest of its employees with the interest of our shareholders. As the stock grants vest, the Company will amortize the vested portion to compensation expense. The expense will be calculated by taking the number of shares vested multiplied by the market price per share as determined on the vesting dates.

Effective January 1, 2003, AmREIT will adopt SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123".

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common stock are treated as a reduction of shareholders' equity.

REVENUE RECOGNITION

Properties are primarily leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Service fees are recognized when earned.

FEDERAL INCOME TAXES

AmREIT is qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of dividends paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income is distributed by March 15 of the following year.

AmREIT Realty Investment Corporation ("ARIC"), a wholly owned subsidiary of AmREIT, is treated as a taxable REIT subsidiary for Federal income tax purposes. As such, ARIC and its consolidated subsidiaries have recorded a Federal income tax expense at December 31, 2002 of $61 thousand, which represents the Federal income tax obligations on the consolidated taxable REIT subsidiary's taxable net income. Additionally, in 2002, a deferred tax liability of $28 thousand was established to record the taxes on certain real estate assets of ARIC.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                                   For the Years Ended December 31,

BASIC AND DILUTED EARNINGS PER SHARE                                                  2002               2001
  Weighted average common shares outstanding (in thousands)                          2,470              2,355

  Basic and diluted (loss)/earnings per share *                                     $(0.62)             $0.34
                                                                                    -------              -----

  EARNINGS FOR BASIC AND DILUTED COMPUTATION

  (Loss) earnings to Class A common shareholders (in thousands) *                  $(1,524)              $791
                                                                                     ======              ====


 * For 2002, the loss of $1.524 million includes the charge taken against earnings during the third quarter of $1.9 million, which was the market value of the Class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to AmREIT in 1998. The charge was for the deferred merger cost due from this sale that was triggered by the issuance of additional common stock as part of the merger with AmREIT's affiliated partnerships during the third quarter of 2002.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's consolidated financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The Company's total debt obligations are $33.6 million, of which $13.42 million has variable rate terms and therefore, the fair value is representative of its carry value. Approximately $20.18 million has fixed rate terms, of which approximately $15.5 million was entered into during 2002. Based on the dates that the debt obligations were entered into and the pricing on current debt obligations, the Company believes that the fair value of its fixed rate debt obligations is materially representative of its carry value.


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

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets " was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, opertionally and for financial reporting purposes, from the rest of the entity. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, however, these disclosure modifications are not applicable to the Company and adoption of SFAS 148 is not anticipated to have a material impact on our consolidated financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Reclassification

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the presentation used in the 2002 consolidated financial statements.

2. OPERATING LEASES

A summary of minimum future rentals to be received, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2002 is as follows:

                           2003                      4,342,650
                           2004                      4,260,343
                           2005                      4,015,934
                           2006                      3,994,020
                           2007                      3,754,100
                           2008-2027                15,285,089
                                                    ----------
                                                   $35,652,136



3. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 2002 included:

 Minimum lease payments receivable                $ 61,306,182
 Unguaranteed residual value                         3,858,403
 Less: Unearned income                             (41,759,261)
                                                   ------------
                                                  $ 23,405,324


A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows:

                           2003                      2,444,944
                           2004                      2,453,682
                           2005                      2,462,421
                           2006                      2,471,778
                           2007                      2,605,857
                           2008 - 2027              48,867,500
                                                   -----------

                                    Total          $61,306,182
                                                   ===========




4. INVESTMENT IN NON-CONSOLIDATED AFFILIATES



AmREIT owns interests in 5 limited liability companies or limited partnerships, which are accounted for under the equity method since
AmREIT exercises significant influence. Our interests in these joint ventures and limited partnerships range from 2% to 40%, which are primarily single and multi-tenant net lease retail real estate assets. Combined condensed financial information of these ventures (at 100%) is summarized as follows:

                               Combined Balance Sheet                                              December 31, 2002
Assets
          Property, net                                                                               $  8,698,634
          Cash                                                                                           4,172,585
          Other assets                                                                                   2,456,268
                                                                                                     -------------
          TOTAL ASSETS                                                                                 $15,327,487
                                                                                                       ===========

Liabilities and partners' capital
          Notes payable                                                                               $  3,859,810
          Other liabilities                                                                                493,454
          Partners capital                                                                              10,974,223
                                                                                                      ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                      $15,327,487
                                                                                                       ===========


                          Combined Statement of Operations

                                                                                               2002                   2001

Total Revenue                                                                            $   2,624,850           $    582,001

Expense
          Interest                                                                             358,672                 83,110
          Depreciation and amortization                                                        189,066                 71,640
          Other                                                                                188,834                188,598
                                                                                        --------------              ---------
          TOTAL EXPENSE                                                                        736,572                343,348
                                                                                        --------------              ---------

          NET INCOME                                                                     $   1,888,278           $    238,653
                                                                                         =============           ============



5. NOTES PAYABLE

In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through April 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Company is negotiating with the Lender for an extension of the Credit Facility, which would extend the maturity of the Credit Facility beyond December 31, 2003. The Credit Facility contains covenants, which among other restrictions, require the Company to maintain a minimum net worth and a maximum leverage ratio. As of December 31, 2002, the Lender had waived these financial covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.0% (3.4375% as of December 31, 2002). On December 31, 2002, $11.76
million was outstanding under the Credit Facility. Thus the Company has approximately $8.24 million available under its line of credit subject to use of proceeds by the lender.

In March 1999, the Company entered into a ten-year mortgage note, amortized over 30 years, for $1 million with $968 thousand being outstanding at December 31, 2002. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of December 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1.179 million, net of $107 thousand of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note, amortized over 20 years, for $1.35 million with $1.3 million being outstanding at December 31, 2002. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of December 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property, which is accounted for as a direct financing lease with a net investment in direct financing lease of $1 million and land of $741 thousand.

In October 2001, the Company entered into a ten-year mortgage note amortized over 30 years, for $2.4 million with $2.378 million being outstanding at December 31, 2002. The interest rate is fixed at 7.60% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of December 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $3.967 million, net of $330 thousand of accumulated depreciation.


In October 2001, the Company entered into a note payable for $1.658 million with $1.658 million being outstanding at December 31, 2002. The interest rate is equal to the thirty day LIBOR rate plus 280 basis points, but in no event lower than 6.75%, which equated to 6.75% at December 31, 2002. The note matures November 1, 2004 and as of December 31, 2002 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property, which is accounted for as a direct financing lease with a net investment in direct financing lease of $1.33 million and land of $564 thousand.

Beginning in April 2002, AAA CTL Notes, Ltd., a majority owned subsidiary of AmREIT, began entering into non-recourse ten-year mortgages, amortized over 20 years, related to the purchase of seventeen IHOP properties. The following table summarizes the terms of loan agreements and the property collateralizing the non-recourse notes. As of December 31, 2002 the Company is in compliance with all terms of the agreement. The non-recourse notes have cross-collateralization and default provisions with each other.


                                                   Loan amount at                                     Net investment in
           Location               Original loan     December 31,     Fixed                             direct financing
                                     amount             2002        interest     Date loan                 lease
                                 (in thousands)    (in thousands)     rate        matures              (in thousands)
  Shawnee, KS                            $ 751             $ 741     7.82%      May 1, 2012                      $ 889
  El Paso, TX                              760               751     7.82%      May 1, 2012                        897
  Beaverton, OR                            887               876     7.82%      May 1, 2012                      1,046
  Rochester, NY                            951               939     7.82%      May 1, 2012                      1,136
  Baton Rouge, LA                        1,250             1,235     7.82%      May 1, 2012                      1,460
  Charlottesville, VA                      630               622     7.82%      May 1, 2012                        749
  Albuquerque, NM                          767               747     7.82%      May 1, 2012                        887
  Springfield, MO                        1,030             1,019     7.82%     June 1, 2012                      1,208
  Salem, OR                                621               614     7.82%     June 1, 2012                        732
  Roanoke, VA                              712               706     7.89%    July 1,  2012                        845
  Alexandria, LA                           716               711     7.89%     Aug. 1, 2012                        855
  Centerville, UT                        1,242             1,233     7.89%     Aug. 1, 2012                      1,078
  Memphis, TN                            1,342             1,333     7.89%     Aug. 1, 2012                      1,088
  La Verne, CA                             745               741     7.89%    Sept. 1, 2012                        998
  El Paso, TX                              894               890     7.89%    Sept. 1, 2012                      1,156
  Memphis, TN                              777               773     7.89%    Sept. 1, 2012                      1,062
  Parker, CO                               835               831     7.89%    Sept. 1, 2012                      1,112

                               ----------------- -----------------                                  --------------------
            Total                      $14,910           $14,762                                               $17,198
                               ================= =================                                  ====================



In July of 2002, the Company issued thirteen, 8 year subordinated, 5.47% interest-only notes totaling $760 thousand, maturing July 2010. The notes, which are callable by the Company at par plus accrued interest, were issued to partners who dissented against the Company's merger with three affiliated public partnerships.

Aggregate annual maturity of the notes payable for each of the following five years ending December 31 are as follows:

                (in thousands)
                  2003                                  $     12,172
                  2004                                           447
                  2005                                           483
                  2006                                           522
                  2007                                           565
                  Thereafter                                  19,397
                                                        ------------
                                                        $     33,586

6. MAJOR TENANTS

The following schedule summarizes rental income by lessee for 2002 and 2001 (in thousands):

                                                                                   2002        2001

International House of Pancakes                                                 $ 1,784       $ 510
Footstar, Inc.                                                                      735         713
OfficeMax, Inc.                                                                     509         518
Wherehouse Entertainment                                                            381         378
Hollywood Entertainment Corp.                                                       273         273
Sugar Land Imaging Affiliates Ltd.                                                  264         217
Mattress Giant, Inc.                                                                168         106
Washington Mutual                                                                   158         158
Radio Shack                                                                         109         109
Golden Corral (4)                                                                   167           0
Texas Children's Pediatrics (2)                                                     137           0
Don Pablos                                                                           78          79
One Care Health Industries, Inc. (1)                                                 57         204
Comp USA (4)                                                                        123           0
Baptist Memorial Hospital (4)                                                       102           0
TGI Friday's (4)                                                                     83           0
Dr. Pucillo (4)                                                                      87           0
Pier 1                                                                               62           0
America's Favorite Chicken Co. (3) (4)                                               55          21
Blockbuster (4)                                                                      42           0
Waldenbooks (4)                                                                      38           0
Jack in the Box (4)                                                                  34           0
Goodyear (4)                                                                         25           0
Skewers                                                                              18           0
Hope Rehab                                                                            5           0
                                                                                -------     -------

Total                                                                           $ 5,494     $ 3,286
                                                                                =======     =======


(1) One Care Health Industries, Inc. was a tenant at Copperfield Medical Plaza. In April of 2002, AmREIT negotiated a lease buy out agreement with One Care for approximately $190 thousand. As a result, AmREIT immediately released approximately 75% of the available space to Texas Children's Pediatrics and the Company has negotiated a lease for balance of the space.
(2) Texas Children's Pediatrics entered into a long-term lease with AmREIT, beginning in May 2002, at Copperfield Medical Plaza. The lease was entered into as a result of the negotiated lease buy out by AmREIT and One Care Health Industries, Inc.
(3) The America's Favorite Chicken Co. restaurant located in Atlanta was sold by AmREIT during the first quarter 2001.
(4) Properties were purchased from three affiliated partnerships in July 2002.


7. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows (in thousands):

                                                      2002                         2001
                                                    --------                     --------
Ordinary income                                     $      -                     $      6
Return of capital                                      1,730                          143
Capital gain                                               -                          456
                                                    --------                     --------
                                                    $  1,730                     $    605
                                                    ========                     ========

8.   RELATED PARTY TRANSACTIONS

See Note 4 regarding investments in non-consolidated affiliates.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair market value. AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760 thousand in 8 year, 5.47% interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense stemmed from stock issued to H. Kerr Taylor, President and Chief Executive Officer, based on a deferred consideration that was approved by the stockholders in 1998. Mr. Taylor was issued 302 thousand shares of Class A common stock, which resulted in a $1.9 million charge to earnings in the third quarter 2002. As the Company raises additional equity, Mr. Taylor is eligible to receive up to an additional 384 thousand shares of Class A common stock pursuant to the deferred consideration agreement approved by the stockholders in 1998 related to the sale of Mr. Taylor's advisory company to AmREIT.

The Company provides property acquisition, leasing, administrative and management services for ten affiliated real estate limited partnerships that are under common management (the "Partnerships"). The president and director of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner of the Partnerships. Service fees of $245 thousand and $335 thousand were paid by the Partnerships to the Company for 2002 and 2001 respectively.

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

On March 20, 2002, the Company formed AAA CTL Notes, Ltd. ("AAA"), a majority owned subsidiary which is consolidated in the financial statements of AmREIT, through which the Company purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties.

Locke Liddell and Sapp, LLP acts as the Company's corporate attorneys. Bryan Goolsby is the managing director of Locke Liddell and Sapp LLP and is a member of the Company's board of trust managers. During 2002 and 2001, the Company paid Locke Liddell and Sapp LLP approximately $777 thousand and $133 thousand, respectively, for legal services rendered.

9. PROPERTY ACQUISITIONS AND DISPOSITIONS

During the third quarter, the Company purchased seventeen IHOP restaurant properties. Fifteen of the properties are leasehold estate properties, whereby the Company owns the physical improvements, but does not own the underlying land. Two of the properties were purchased in fee simple. The total purchase price was $17.25 million. The properties were purchased utilizing $2.34 million cash and $14.91 million non-recourse, 10-year debt with an average interest rate of 7.85%. Each lease agreement extends for a period of 18-25 years, however, the tenant has the ability to extend the primary term of the lease for two to three additional terms of five years each. Additionally, each lease is subject to a corresponding ground lease with the same term of 18-25 years and two to three additional terms of five years each. The Company recorded $1.18 million in rental income during 2002 from properties acquired in this transaction.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd., which was accounted for as an acquisition. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares do not have voting rights, receive a fixed 8% cumulative and preferred dividend, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder's option. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company.

The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the merger with its three affiliated partnerships, which assumes that the merger occurred on January 1, 2002 and January 1, 2001, respectively. Additionally, we have presented a summary of assets acquired and liabilities assumed as of the date of the merger, July 23, 2002.

                 Pro Forma Consolidated Statement of Operations
                    For the Twelve Months Ended December 31,
                                  (Unaudited)

                                                                                      2002                           2001
Revenues
         Rental income and earned income                                        $    6,399,475                 $    5,012,747
         Other income                                                                2,542,974                      2,459,287
                                                                                   -----------                    -----------
         Total Revenues                                                              8,942,449                      7,472,034
                                                                                   -----------                    -----------

Total Expense                                                                        8,806,471                      6,811,762
                                                                                   -----------                    -----------

Proforma  Income  Before  Minority  Interest  in  Net  Income  of
Consolidated Joint Ventures                                                            135,978                        660,272

Federal Income Tax Expense from Non-Qualified Subsidiary                               (20,524)                      (144,420)
                                                                                  ------------                   ------------
Minority Interest in Net Income of Consolidated Joint Ventures                         (46,419)                             -

Pro Forma Net Income                                                            $       69,035                 $      515,852

Distributions to Class B Shareholders                                               (1,822,262)                    (1,915,992)
                                                                                  ____________                   ____________
Net (Loss) available to Class A Shareholders                                        (1,753,227)                    (1,400,140)

Pro Forma Basic and Diluted (Loss)Per Share                                     $        (0.65)                 $       (0.52)
                                                                                  ============                   ============

Pro Forma Weighted Average Common Shares Outstanding                                 2,691,580                      2,706,961


               Summary of Assets Acquired and Liabilities Assumed
                              As of July 23, 2002,
                                  (Unaudited)


Assets
         Buildings                                                                  $  16,330,088
         Land                                                                           7,560,231
         Accounts receivable                                                            1,105,612
         Prepaid expenses                                                                  15,757
                                                                                    -------------
         TOTAL ASSETS                                                               $  25,011,688
                                                                                    =============

Liabilities                                                                         $     132,630

Shareholders' equity
         Class B common stock                                                       $  24,879,058
                                                                                    -------------


         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  25,011,688
                                                                                    =============

10. COMMITMENT

The Company has a one-year lease agreement for its office facilities through December 31, 2003. Rental expense for the years ended December 31, 2002 and 2001 was $77 thousand and $71 thousand, respectively.

                             AmREIT and subsidiaries
 SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation For
                        the year ended December 31, 2002



                                                                                                                     Cost at
                   Property                        Encum-                                          Improve-       Close of Year
                 Description                      brances         Building           Land            ments           Building
Properties Invested in
Under Operating Leases

Radio Shack Retail Store, Texas                $        -      $    788,330    $     337,856     $       -      $       788,330
Blockbuster Music Store, Missouri              $        -      $  1,247,461    $     534,483     $       -      $     1,247,461
OneCare Health Industries, Inc., Texas         $        -      $  1,436,615    $     534,086     $       -      $     1,436,615
Blockbuster Music Store, Kansas                $        -      $  1,382,846    $     592,648     $       -      $     1,382,846
Just For Feet Store, Arizona                   $        -      $        -      $   1,214,046     $       -      $           -
Bank United, Woodlands, Texas                  $        -      $        -      $     562,846     $       -      $           -
Bank United, Houston, Texas                    $        -      $        -      $     851,973     $       -      $           -
Just For Feet Store, Louisiana                 $        -      $  2,254,537    $     966,230     $       -      $     2,254,537
Hollywood Video Store, Louisiana               $        -      $    784,123    $     443,544     $       -      $       784,123
Hollywood Video Store, Mississippi             $        -      $    835,854    $     450,000     $       -      $       835,854
OfficeMax, Delaware                            $        -      $  1,978,313    $     870,480     $       -      $     1,978,313
Lake Woodlands Plaza                           $        -      $  2,832,540    $   1,369,065     $       -      $     2,832,540
Sugar Land Plaza                               $        -      $  2,902,157    $   1,280,043     $       -      $     2,902,157
Don Pablo's, Georgia                           $        -      $        -      $     773,800     $       -      $           -
IHOP, Topeka                                   $        -      $        -      $     450,984     $       -      $           -
IHOP, Sugarland                                $        -      $        -      $     740,882     $       -      $           -
IHOP, St. Peters                               $        -      $        -      $     564,096     $       -      $           -
Jack in the Box                                $        -      $    504,230    $     216,099     $       -      $       504,230
Baptist Memorial Health                        $        -      $  1,456,017    $     624,006     $       -      $     1,456,017
Payless Shoe Source                            $        -      $    498,098    $     212,907     $       -      $       498,098
Golden Corral                                  $        -      $  1,097,215    $     725,552     $       -      $     1,097,215
Golden Corral                                  $        -      $  1,297,851    $     556,221     $       -      $     1,297,851
TGI Friday's                                   $        -      $  1,453,769    $     623,043     $       -      $     1,453,769
Goodyear Tire                                  $        -      $    376,172    $     161,217     $       -      $       376,172
Guitar Center                                  $        -      $  1,782,470    $     763,917     $       -      $     1,782,470
Popeye's                                       $        -      $    778,771    $     333,758     $       -      $       778,771
Dr. Pucillo                                    $        -      $  1,276,836    $     547,214     $       -      $     1,276,836
Blockbuster Video                              $        -      $    688,091    $     294,896     $       -      $       688,091
Pier One Imports                               $        -      $  1,000,562    $     422,722     $       -      $     1,000,562
IHOP, Memphis                                  $        -      $        -      $     469,502     $       -      $           -
IHOP, Centerville                              $        -      $        -      $     457,492     $       -      $           -
                                               ________________________________________________________________________________

      Total                                    $        -      $ 28,652,858    $  18,945,608     $       -      $    28,652,858
===============================================================================================================================
Properties Invested in Under
Direct Financing Lease

Just For Feet Store, Arizona                   $        -      $  2,848,151    $         -       $       -      $     2,848,151
IHOP, Topeka                                   $        -      $    993,774    $         -       $       -      $       993,774
IHOP, Sugarland                                $        -      $    999,517    $         -       $       -      $       999,517
IHOP, St. Peters                               $        -      $  1,331,121    $         -       $       -      $     1,331,121
IHOP, Albuquerque                              $        -      $    886,692    $         -       $       -      $       886,692
IHOP, Baton Rouge                              $        -      $  1,460,170    $         -       $       -      $     1,460,170
IHOP, Beaverton                                $        -      $  1,045,672    $         -       $       -      $     1,045,672
IHOP, Charlottesville                          $        -      $    748,859    $         -       $       -      $       748,859
IHOP, El Paso #1934                            $        -      $    896,644    $         -       $       -      $       896,644
IHOP, Roanoke                                  $        -      $    845,051    $         -       $       -      $       845,051
IHOP, Rochester                                $        -      $  1,135,950    $         -       $       -      $     1,135,950
IHOP, Salem                                    $        -      $    731,642    $         -       $       -      $       731,642
IHOP, Shawnee                                  $        -      $    889,229    $         -       $       -      $       889,229
IHOP, Springfield                              $        -      $  1,207,602    $         -       $       -      $     1,207,602
IHOP, Alexandria                               $        -      $    854,837    $         -       $       -      $       854,837
IHOP, Centerville                              $        -      $  1,077,649    $         -       $       -      $     1,077,649
IHOP, Memphis #4462                            $        -      $  1,088,114    $         -       $       -      $     1,088,114
IHOP, La Verne                                 $        -      $    997,980    $         -       $       -      $       997,980
IHOP, El Paso #1938                            $        -      $  1,156,194    $         -       $       -      $     1,156,194
IHOP, Memphis #4482                            $        -      $  1,098,749    $         -       $       -      $     1,098,749
IHOP, Parker                                   $        -      $  1,111,727    $         -       $       -      $     1,111,727
                                               ________________________________________________________________________________
      Total                                    $        -      $ 23,405,324    $         -       $       -      $    23,405,324
===============================================================================================================================


                                                                                                     Life on Which
                                                                                                      Depreciation
                                               Cost at                                              in Latest Income
                                             Close of Year  Accumulated       Date of      Date        Statement
                                                 Land       Depreciation   Construction  Acquired      is Computed
Properties Invested in
Under Operating Leases

Radio Shack Retail Store, Texas              $    337,856    $   172,606        N/A      06-15-94        39 Years
Blockbuster Music Store, Missouri            $    534,483    $   138,644        N/A      11-14-94        39 Years
OneCare Health Industries, Inc., Texas       $    534,086    $   236,890        N/A      09-26-95        39 Years
Blockbuster Music Store, Kansas              $    592,648    $   128,969        N/A      09-12-95        39 Years
Just For Feet Store, Arizona                 $  1,214,046            N/A        N/A      09-11-96             N/A
Bank United, Woodlands, Texas                $    562,846            N/A        N/A      09-23-96             N/A
Bank United, Houston, Texas                  $    851,973            N/A        N/A      12-11-96             N/A
Just For Feet Store, Louisiana               $    966,230    $   165,360        N/A      06-09-97        39 Years
Hollywood Video Store, Louisiana             $    443,544    $    75,635        N/A      10-31-97        39 Years
Hollywood Video Store, Mississippi           $    450,000    $   107,161        N/A      12-30-97        39 Years
OfficeMax, Delaware                          $    870,480    $   232,494        N/A       4-14-98        39 Years
Lake Woodlands Plaza                         $  1,369,065    $   288,585        N/A        6-3-98        39 Years
Sugar Land Plaza                             $  1,280,043    $   330,195        N/A        7-1-98        39 Years
Don Pablo's, Georgia                         $    773,800            N/A        N/A      12-18-98             N/A
IHOP, Topeka                                 $    450,984            N/A        N/A       9-30-99             N/A
IHOP, Sugarland                              $    740,882            N/A        N/A       9-22-99             N/A
IHOP, St. Peters                             $    564,096            N/A        N/A      11-30-01             N/A
Jack in the Box                              $    216,099    $     6,003        N/A       7-23-02        39 Years
Baptist Memorial Health                      $    624,006    $    17,453        N/A       7-23-02        39 Years
Payless Shoe Source                          $    212,907    $     5,866        N/A       7-23-02        39 Years
Golden Corral                                $    725,552    $    13,109        N/A       7-23-02        39 Years
Golden Corral                                $    556,221    $    15,474        N/A       7-23-02        39 Years
TGI Friday's                                 $    623,043    $    17,098        N/A       7-23-02        39 Years
Goodyear Tire                                $    161,217    $     4,498        N/A       7-23-02        39 Years
Guitar Center                                $    763,917    $    21,336        N/A       7-23-02        39 Years
Popeye's                                     $    333,758    $     9,351        N/A       7-23-02        39 Years
Dr. Pucillo                                  $    547,214    $    15,251        N/A       7-23-02        39 Years
Blockbuster Video                            $    294,896    $     8,174        N/A       7-23-02        39 Years
Pier One Imports                             $    422,722    $    12,000        N/A       7-23-02        39 Years
IHOP, Memphis                                $    469,502            N/A        N/A       7-26-02             N/A
IHOP, Centerville                            $    457,492            N/A        N/A       7-25-02             N/A
                                             ____________________________________________________________________

      Total                                  $ 18,945,608    $ 2,022,152
========================================================================
Properties Invested in Under
Direct Financing Lease

Just For Feet Store, Arizona                 $        -           (1)           N/A      09-11-96             N/A
IHOP, Topeka                                 $        -           (1)           N/A       9-30-99             N/A
IHOP, Sugarland                              $        -           (1)           N/A       9-22-99             N/A
IHOP, St. Peters                             $        -           (1)           N/A      11-30-01             N/A
IHOP, Albuquerque                            $        -           (1)           N/A       4-23-02             N/A
IHOP, Baton Rouge                            $        -           (1)           N/A       4-23-02             N/A
IHOP, Beaverton                              $        -           (1)           N/A       4-16-02             N/A
IHOP, Charlottesville                        $        -           (1)           N/A       4-23-02             N/A
IHOP, El Paso #1934                          $        -           (1)           N/A       4-16-02             N/A
IHOP, Roanoke                                $        -           (1)           N/A       6-21-02             N/A
IHOP, Rochester                              $        -           (1)           N/A       4-16-02             N/A
IHOP, Salem                                  $        -           (1)           N/A       5-17-02             N/A
IHOP, Shawnee                                $        -           (1)           N/A       4-16-02             N/A
IHOP, Springfield                            $        -           (1)           N/A       5-17-02             N/A
IHOP, Alexandria                             $        -           (1)           N/A       7-18-02             N/A
IHOP, Centerville                            $        -           (1)           N/A       7-25-02             N/A
IHOP, Memphis #4462                          $        -           (1)           N/A       7-26-02             N/A
IHOP, La Verne                               $        -           (1)           N/A       8-23-02             N/A
IHOP, El Paso #1938                          $        -           (1)           N/A       8-23-02             N/A
IHOP, Memphis #4482                          $        -           (1)           N/A       8-23-02             N/A
IHOP, Parker                                 $        -           (1)           N/A       8-23-02             N/A
                                             ____________________________________________________________________
      Total                                  $        -           (1)
=================================================================================================================



(1) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

(2) Transactions in real estate and accumulated depreciation during 2002, 2001 and 2000 for operating lease properties are summarized as follows:

                                                                Accumulated
                                                    Cost        Depreciation
Balance at December 31, 1999                     29,861,678       1,123,790
Acquisitions / additions                             33,430               -
Depreciation expense                                      -         435,259
                                                 __________       _________
Balance at December 31, 2000                     29,895,108       1,559,049
Acquisitions / additions                          1,351,201               -
Disposals                                          (797,237)              -
Depreciation expense                                      -         439,652
                                                 __________       _________
Balance at December 31, 2001                   $ 30,449,072    $  1,998,701
Acquisitions / additions                       $ 20,024,562    $          -
Disposals                                      $ (2,875,168)   $   (238,591)
Depreciation expense                           $          -    $    262,042
                                                 __________       _________
Balance at December 31, 2002                   $ 47,598,466    $  2,022,152


(3) The aggregate cost of all properties for Federal Income Tax purposes is $71,261,389 at December 31, 2002.

                            AMREIT AND SUBSIDIARIES
                                 EXHIBIT INDEX


        Description                                           Exhibit No.
Certification pursuant to 18 U.S.C Section 1350                   99.1
As adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 - H. Kerr Taylor, CEO

Certification pursuant to 18 U.S.C Section 1350                   99.2
As adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 - Chad C. Braun, CFO

Amended and Restated Declaration of Trust                          3.1

By-Laws, dated December 22, 2002                                   3.2


                                  EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of AmREIT (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer
March 31, 2003

                                  EXHIBIT 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of AmREIT (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Chad C. Braun


Chad C. Braun
Chief Financial Officer
March 31, 2003

                                  EXHIBIT 3.1

                              AMENDED AND RESTATED
                              DECLARATION OF TRUST
                                       OF
                                     AmREIT

         The undersigned, acting as the Trust Managers of a real estate investment trust under the Texas Real Estate Investment Trust Act, as amended (the "Texas REIT Act"), hereby adopt the following Declaration of Trust.

ARTICLE I
                                      NAME

         The name of the trust (the "Trust") is AmREIT. An assumed name certificate setting forth such name has been filed in the manner prescribed by law.

ARTICLE II
                                    DURATION

         The duration of the Trust is perpetual.

ARTICLE III
                              PURPOSES AND POWERS

         The Trust is formed pursuant to the Texas REIT Act and has the following as its purpose:

         To purchase, hold, lease, manage, sell, exchange, develop, subdivide and improve real property and interests in real property, and in general, to carry on any other business and do any other acts in connection with the foregoing and to have and exercise all powers conferred by the laws of the State of Texas now or hereafter in force upon real estate investment trusts formed under the Texas REIT Act, or any successor statute, in each case as the same may be amended, modified or supplemented from time to time, and to do any or all of the things hereinafter set forth or set forth in the Texas REIT Act, or any successor statute, in each case as the same may be amended, modified or supplemented from time to time, to the same extent as natural persons might or could do. The term "real property" and the term "interests in real property" for the purposes stated herein shall not include severed mineral, oil or gas royalty interests.

         Without in any manner limiting the generality of the foregoing, and in addition to all the powers conferred by the laws of the State of Texas now or hereafter in force upon real estate investment trusts formed under the Texas REIT Act, or any successor statute, in each case as the same may be amended, modified or supplemented from time to time, the Trust shall have the power (i) to acquire, hold, own, develop, construct, improve, maintain, operate, sell, lease, transfer, encumber, convey, exchange and otherwise dispose of or deal with real and personal property directly or through one or more subsidiaries or affiliates; (ii) to enter into any partnership, joint venture or other similar arrangement to engage in any of the foregoing; and (iii) in general, to possess and exercise all the purposes, powers, rights and privileges granted to, or conferred upon real estate investment trusts by the laws of the State of Texas now or hereafter in force, and to exercise any powers suitable, convenient or proper for the accomplishment of any of the purposes herein enumerated, implied or incidental to the powers or purposes herein specified, or which at any time may appear conducive to or expedient for the accomplishment of any such purposes.

         The foregoing shall, except where otherwise expressed, in no way be limited or restricted by reference to or inference from the terms of any other clause of this or any other provision of this Declaration of Trust, or of any amendment hereto or restatement hereof, and shall each be regarded as independent, and shall each be construed as powers as well as purposes.

                                  ARTICLE IV
                      PRINCIPAL OFFICE AND RESIDENT AGENT

         The address of the initial principal office and place of business of the Trust is 8 Greenway Plaza, Suite 824, Houston, Texas. The address of the Trust's registered office is 8 Greenway Plaza, Suite 824, Houston, Texas, and the name of its registered agent at that address is Charles C. Braun.

                                   ARTICLE V
                            BOARD OF TRUST MANAGERS

        Section 1.        Trust Managers.

        The names and business addresses of the Trust Managers are as follows:

                               Name                                             Mailing Address
                               ----                                             ---------------
                          H. Kerr Taylor                               8 Greenway Plaza, Suite 824
                                                                       Houston, Texas  77046

                       Robert S. Cartwright                            8 Greenway Plaza, Suite 824
                                                                       Houston, Texas  77046

                         G. Steven Dawson                              8 Greenway Plaza, Suite 824
                                                                       Houston, Texas  77046

                         Bryan L. Goolsby                              8 Greenway Plaza, Suite 824
                                                                       Houston, Texas  77046

                        Phillip W. Taggart                             8 Greenway Plaza, Suite 824
                                                                       Houston, Texas  77046


        Section 2.        Number of Trust Managers.

        The number of Trust Managers of the Trust shall be five (5). From and after the date hereof, the number of Trust Managers of the Trust shall be fixed by, or in the manner provided in, the Bylaws of the Trust, and may be increased or decreased from time to time in such a manner as may be prescribed by the Bylaws, but in no event shall there be less than three (3) or more than nine
(9) Trust Managers.

                                  ARTICLE VI
                               AUTHORIZED SHARES

        Section 1.        Total Capitalization.

        The aggregate number of shares of beneficial interest of all classes of shares of beneficial interest that the Trust shall have authority to issue is One Hundred Thirteen Million (103,000,000) shares, consisting of (i) Ten Million (10,000,000) preferred shares, par value $0.01 per share (the "Preferred Shares") and (ii) Ninety-Three Million (93,000,000) common shares, par value $0.01 per share, consisting of (x) Fifty Million (50,000,000) Class A Common Shares (the "Class A Common Shares"), (y) Three Million (3,000,000) Class B Common Shares (the "Class B Common Shares) and (z) Forty Million (40,000,000) Common Shares (the "Common Shares"). The Preferred Shares, the Class A Common Shares, the Class B Common Shares and the Common Shares are sometimes referred to collectively herein as the "Equity Shares."

        Section 2.        Designation of Preferred Shares and Common Shares.

        The Preferred Shares and undesignated Common Shares may be issued from time to time in one or more series as authorized by the Board of Trust Managers. Prior to the issuance of shares of each such series, the Board of Trust Managers, by resolution, shall fix the number of shares to be included in each series, and the terms, rights, restrictions and qualifications of the shares of each series. The authority of the Board of Trust Managers with respect to each series shall include, but not be limited to, determination of the following:

                  (i) The designation of the series, which may be by distinguishing number, letter or title.

                 (ii) The dividend rate on the shares of the series, if any, whether any dividends shall be cumulative and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of the series.

                (iii) The redemption rights, including conditions and the price or prices, if any, for shares of the series.

                 (iv) The terms and amounts of any sinking fund for the purchase or redemption of shares of the series.

                  (v) The rights of the shares of the series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Trust, and the relative rights of priority, if any, of payment of shares of the series.

                 (vi) Whether the shares of the series shall be convertible into shares of any other class or series, or any other security, of the Trust or any other entity, and, if so, the specification of such other class or series of such other security, the conversion price or prices or rate or rates, any adjustments thereof, the date or dates on which such shares shall be convertible and all other terms and conditions upon which such conversion may be made.

                (vii) Restrictions on the issuance of shares of the same series or of any other class or series.

               (viii) The voting rights, if any, of the holders of shares of the series.

                 (ix) Any other relative rights, preferences and limitations on that series.

         Subject to the express provisions of any other series of Preferred Shares then outstanding, and notwithstanding any other provision of this Declaration of Trust, the Board of Trust Managers may increase or decrease (but not below the number of shares of such series then outstanding) the number of shares, or alter the designation or classify or reclassify any unissued shares of a particular series of Preferred Shares or Common Shares, by fixing or altering, in one or more respects, from time to time before issuing the shares, the terms, rights, restrictions and qualifications of the shares of any such series of Preferred Shares or Common Shares.

        Section 3.        Class A Common Shares.

                A. Common Shares Subject to Terms of Preferred Shares. The Class A Common Shares shall be subject to the express terms of any series of Preferred Shares.

                B. Dividend Rights. The holders of Class A Common Shares shall be entitled to receive such dividends as may be declared by the Board out of funds legally available therefore.

                C. Liquidation Rights and Other Provisions. In the event of any voluntary or involuntary liquidation, dissolution or winding up, or any distribution of the assets, of the Trust, the aggregate assets available for distribution to holders of Class A Common Shares shall be determined in accordance with applicable law. Each holder of Class A Common Shares shall be entitled to receive, ratably with each other holder of Class A Common Shares that portion of such aggregate assets available for distribution as the number of outstanding Class A Common Shares held by such holder bears to the total number of (x) Class A Common Shares then outstanding, (y) the Class B Common Shares then outstanding and (z) any other series of Common Shares then outstanding that rank on a parity with the Class A Common Shares as to the distribution of assets upon liquidation. Any amount available for distribution in excess of the foregoing limitations shall be paid ratably to the holders of Class A Common Shares.

                D. Voting Rights. Except as may be provided in this Declaration of Trust, and subject to the express terms of any series of Preferred Shares, the holders of Class A Common Shares shall have the exclusive rightto vote on all matters (as to which a common shareholder shall be entitled to vote pursuant to applicable law) at all meetings of the shareholders of the Trust, and shall be entitled to one (1) vote for each Class A Common Share entitled to vote at such meeting.

        Section 4.        Class B Common Shares.

                A. Dividends. Subject to the preferential rights of any series of Preferred Shares, holders of Class B Common Shares will be entitled to receive, when and as declared by the Board of Trust Managers, out of funds legally available for the payment of dividends, cumulative cash dividends in an amount per Class B Common Share equal to $0.74 per annum. Dividends with respect to the Class B Common Shares will be cumulative from the date of original issuance (the "Issue Date") and will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 (each, a "Dividend Payment Date"), beginning with a partial dividend payable on September 30, 2002, with respect to the period from the Issue Date to such initial Dividend Payment Date. Any dividend payable on the Class B Common Shares for any partial dividend period after the initial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends payable on the Class B Common Shares for each full dividend period will be computed by dividing the annual dividend rate by four. Such dividends shall be cumulative from the Issue Date, whether or not in any dividend period or periods such dividends shall be declared or there shall be funds of the Trust legally available for the payment of such dividends, and shall be payable quarterly in arrears on the Dividend Payment Dates, commencing on the first Dividend Payment Date after the Issue Date. Dividends will be payable to holders of record as they appear in the shares records of the Trust at the close of business on the applicable record date, which will be the fifteenth day of the calendar month in which the applicable Dividend Payment Date falls or such other date designated by the Board of Trust Managers for the payment of dividends that is no more than thirty (30) nor less than ten (10) days prior to the Dividend Payment Date. Holders of Series B Common Shares shall not be entitled to any dividends, whether payable in cash, property or shares, in excess of cumulative dividends, as herein provided, on the Class B Common Shares. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Class B Common Shares that may be in arrears.

         If any Class B Common Shares are outstanding, no full dividends will be declared or paid or set apart for payment on the Class A Common Shares for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Class B Common Shares for all past dividend periods and the then current dividend period. No interest, or sum of money in lieu of interest, will be payable in respect of any dividend payment or payments on Class B Common Shares which may be in arrears. Any dividend payment made on Class B Common Shares will first be credited against the earliest accrued but unpaid dividend due with respect to Class B Common Shares which remains payable.

                B. Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Trust, subject to the prior rights of any series of Preferred Shares, the holders of Class B Common Shares will share pro rata, with the holders of the Class A Common Shares and the holders of any other series of Common Shares that rank on a parity with the Class A Common Shares as to the distribution of assets upon liquidation, the assets of the Trust remaining following the payment of all liquidating distributions payable to holders of capital shares of the Trust with liquidation rights senior to those of the common shares.

                C. Redemption. The Class B Common Shares will not be redeemable prior to July 16, 2005. On and after July 16, 2005, the Trust, at its option(to the extent the Trust has funds legally available therefor) upon not less than 30 nor more than 60 days' written notice, may redeem Class B Common Shares, in whole or in part, at any time or from time to time, for, at the option of the holder thereof, either cash at the redemption price per share of $10.18, plus all accrued and unpaid dividends, if any, thereon (whether or not earned or declared) to the date fixed for redemption or one Class A Common Share.

         Notwithstanding the foregoing, unless full cumulative dividends on all Class B Common Shares have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for payment for all past dividend periods and the then current dividend period, no Class B Common Shares will be redeemed unless all outstanding Class B Common Shares are simultaneously redeemed. The foregoing, however, will not prevent the purchase or acquisition of shares of the Class B Common Shares pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding Class B Common Shares. Unless full cumulative dividends on all outstanding Class B Common Shares have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for payment for all past dividend periods and the then current dividend period, the Trust will not purchase or otherwise acquire directly or indirectly through a subsidiary or otherwise, any Class B Common Shares.

         If fewer than all of the outstanding Class B Common Shares are to be redeemed, the number of shares to be redeemed will be determined by the Trust and those shares may be redeemed pro rata from the holders of record of those shares in proportion to the number of those shares held by the holders (as nearly as may be practicable without creating fractional Class B Common Shares) or any other equitable method determined by the Trust.

         Class B Common Shares shall be redeemed by the Trust on the date specified in a notice to the holders of the Class B Common Shares (the "Call Date"). Notice of redemption will be given by publication in a newspaper of general circulation in the City of New York, such publication to be made once a week for two successive weeks commencing not less than 30 nor more than 60 days' prior to the redemption date. A similar notice will be mailed by the Trust, postage prepaid, not less than 30 nor more than 60 days' prior to the redemption date, addressed to the respective holders of record of Class B Common Shares to be redeemed at their respective addresses as they appear on the shares transfer records of the Trust. No failure to give notice or any defect therein or in the mailing thereof will affect the validity of the proceeding for the redemption of any Class B Common Shares except as to the holder to whom notice was defective or not given. Each notice will state: (1) the Call Date; (2) the redemption price; (3) the number of Class B Common Shares to be redeemed; (4) the place or places where the Class B Common Shares are to be surrendered for payment of the redemption price; (5) that dividends on the shares to be redeemed will cease to accrue on the Call Date; and (6) that any conversion rights will terminate at the close of business on the third business day immediately preceding the Call Date. If fewer than all the Class B Common Shares held by any holder are to be redeemed, the notice mailed to that holder will also specify the number of Class B Common Shares to be redeemed from that holder. Notice having been given as aforesaid, from and after the Call Date (unless the Trust shall fail to issue and make available the number of Class A Common Shares and/or amount of cash necessary to effect such redemption, including all accumulated, accrued and unpaid dividends to the Call Date, whether or not earned or declared), (i) except as otherwise provided herein, dividends on the Class B Common Shares so called for redemption shall cease to accumulate or accrue on the Class B Common Shares called for redemption (except that, in the case of a Call Date after a dividend record date and prior to the related Dividend Payment Date, holders of Class B Common Shares on the dividend record date will be entitled on such Dividend Payment Date to receive the dividend payable on such shares), (ii) said shares shall no longer be deemed to be outstanding, and (iii) all rights of the holders thereof as holders of Class B Common Shares shall cease (except the rights to receive the Class A Common Shares and/or cash payable upon such redemption, without interest thereon, upon surrender and endorsement of their certificates if so required and to receive any dividends payable thereon). As promptly as practicable after the surrender in accordance with said notice of the certificates for any such shares so redeemed (properly endorsed or assigned for transfer, if the Trust shall so require and if the notice shall so state), such certificates shall be exchanged for certificates representing Class A Common Shares and/or any cash (without interest thereon) for which such shares have been redeemed in accordance with such notice.

         Upon any redemption of Class B Common Shares, the Trust shall pay in cash to the holder of such shares an amount equal to all accumulated, accrued and unpaid dividends, if any, to the Call Date, whether or not earned or declared. Immediately prior to authorizing any redemption of the Class B Common Shares, and as a condition precedent for such redemption, the Trust, by resolution of the Board of Trust Managers, shall declare a mandatory dividend on the Class B Common Shares payable in cash on the Call Date in an amount equal to all accumulated, accrued and unpaid dividends as of the Call Date on the Class B Common Shares to be redeemed, which amount shall be added to the redemption price. If the Call Date falls after a dividend payment record date and prior to the corresponding Dividend Payment Date, then each holder of Class B Common Shares at the close of business on such dividend payment record date shall be entitled to the dividend payable on such shares on the corresponding Dividend Payment Date notwithstanding the redemption of such shares prior to such Dividend Payment Date. Except as provided above, the Trust shall make no payment or allowance for accumulated or accrued dividends on Class B Common Shares called for redemption.

                D. Voting Rights. Holders of the Class B Common Shares will not have any voting rights, except as set forth below or as otherwise from time to time required by law. In any matter in which the Class B Common Shares may vote, including any action by written consent, each Class B Common Share will be entitled to one vote. The holders of Class B Common Shares may separately designate a proxy for the vote to which the Class B Common Shares are entitled.

                        (1) If and whenever six (6) consecutive quarterly dividends payable on the Class B Common Shares shall be in arrears (which shall, with respect to any such quarterly dividend, mean that any such dividend has not been paid in full), whether or not earned or declared, the number of Trust Managers then constituting the Board of Trust Managers shall be increased by two (2) and the holders of the Class B Common Shares shall be entitled to elect the two (2) additional Trust Managers to serve on the Board of Trust Managers, by the vote of a plurality of the votes by the holders of the Class B Common Shares, at an annual meeting of shareholders or special meeting held in place thereof, or at special meeting of the holders of the Class B Common Shares called as hereinafter provided. Whenever all arrears in dividends on the Class B Common Shares then outstanding shall have been paid and dividends thereon for the current quarterly dividend period shall have been paid or declared and set apart for payment, then the right of the holders of the Class B Common Shares to elect such additional two (2) Trust Managers shall cease

(but subject always to the same provision of the vesting of such voting rights in the case of any similar future arrearages in six (6) consecutive quarterly dividends), and the terms of office of all persons elected as Trust Managers by the holders of the Class B Common Shares shall forthwith terminate and the number of the Board of Trust Managers shall be reduced accordingly. At any time after such voting power shall have been so vested in the holders of Class B Common Shares, the Secretary of the Trust may, and upon the written request of any holder of Class B Common Shares (addressed to the Secretary at the principal office of the Trust) shall call a special meeting of the holders of the Class B Common Shares for the election of the two (2) Trust Managers to be elected by them as herein provided, such call to be made by notice similar to that provided in the Bylaws of the Trust for a special meeting of the shareholders or as required by law. If any such special meeting required to be called as above provided, shall not be called by the Secretary within twenty
(20) days after receipt of any such request, then any holder of Class B Common Shares may call such meeting, upon the notice above provided, and for that purpose shall have access to the share records of the Trust. The Trust Managers elected at any such special meeting shall hold office until the next annual meeting of the shareholders or special meeting held in lieu thereof if such office shall not have previously terminated as above provided. If any vacancy shall occur among the Trust Managers elected by the holders of the Class B Common Shares, a successor shall be elected by the Board of Trust Managers, upon the nomination of the then remaining Trust Managers elected by the holders of the Class B Common Shares or the successor of such remaining Trust Manager, to serve until the next annual meeting of the shareholders or special meeting held in place thereof if such office shall not have previously terminated as above provided.

         So long as any Class B Common Shares are outstanding, the number of Trust Managers shall at all times be such that the exercise, by the holders of Class B Common Shares, of the right to elect Trust Managers under the circumstance provided herein will not contravene any provisions of the Texas REIT Act or the Declaration of Trust.

                        (2) So long as any Class B Common Shares are outstanding, in addition to any other vote or consent of shareholders required by law or by the Declaration of Trust, the affirmative vote of at lease
66 2/3% of the votes entitled to be case by the holders of the Class B Common Shares, at the time outstanding, acting as a single class, given in person or by proxy, either in writing without a meeting or by vote at any meeting called for the purpose, shall be necessary for effecting or validating:

                                (a)     Any sale of all or substantially all of
the assets of the Trust, any liquidation of the Trust or any amendment, alteration or repeal of any of the provisions of the Declaration of Trust or the Bylaws of the Trust that materially and adversely affects the voting powers, rights or preferences of the holders of the Class B Common Shares; provided, however, that the amendment of the provisions of the Declaration of Trust so as to authorize or create, or to increase the authorized amount of, any shares of any class or series ranking on a parity with the Class B Common Shares in the distribution of assets on any liquidation, dissolution or winding up of the Trust or in the payment of dividends shall not be deemed to materially adversely affect the voting powers, rights or preferences of the holders of Class B Common Shares; or

                                (b)     The authorization or creation of, or the
increase in the authorized amount of, any shares of any class or series or any security convertible into shares of any class or series ranking prior or senior to the Class B Common Shares in the distribution of assets on any liquidation, dissolution or winding up of the Trust or in the payment of dividends;

provided, however, that no such vote of the holders of Class B Common Shares shall be required if, at or prior to the time when such amendment, alteration or repeal is to take effect, or when the issuance of any such prior shares or convertible security is to be made, as the case may be, provision is made for the redemption of all Class B Common Shares at the time outstanding.

                E.      Conversion.

        Holders of Class B Common Shares shall have the right to convert all or a portion of such shares into Class A Common Shares, as follows:

                        (1) Subject to and upon compliance with the provisions of this Section 4.E, a holder of Class B Common Shares shall have the right, at such holder's option, at any time to convert such shares, in whole or in part, into the number of fully-paid and non-assessable shares of authorized but unissued Class A Common Shares obtained by dividing $9.25 by the Conversion Price then in effect by surrendering such shares to be converted in the manner provided herein; provided, however, that the right to convert Class B Common Shares called for redemption shall terminate at the close of business on the Call Date fixed for such redemption, unless the Trust shall default in making payment upon such redemption. The initial Conversion Price shall be $9.25, subject to adjustment as hereafter provided.

                        (2) In order to exercise the conversion right, the holder of each Class B Common Share to be converted shall surrender the certificate representing such share duly endorsed or assigned to the Trust or in blank, at the office of the Trust, accompanied by written notice to the Trust that the holder thereof elects to convert such share. Each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Trust, duly executed by the holder or such holder's duly authorized attorney and an amount sufficient to pay any transfer or similar tax (or evidence reasonably satisfactory to the Trust demonstrating that such taxes have been paid).

         Holders of Class B Common Shares at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares of the corresponding Dividend Payment Date notwithstanding the conversion thereof following such dividend payment record date and prior to such Dividend Payment Date. However, Class B Common Shares surrendered for conversion during the period between the close of business on any dividend payment record date and the opening of business on the corresponding Dividend Payment Date (except shares converted after the issuance of notice of redemption with respect to a Call Date during such period, such shares being entitled to such dividend on the Dividend Payment Date) must be accompanied by payment of an amount equal to the dividend payable on such shares on such Dividend Payment Date. Except as provided above, the Trust shall make not payment or allowance for unpaid dividends, whether or not in arrears, on converted shares or for dividends on the Class A Common Shares issued upon such conversion.

         Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for Class B Common Shares shall have been surrendered and such notice shall have been received by the Trust as aforesaid (and, if applicable, payment of an amount equal to the dividend payable on such shares shall have been received by the Trust as above-described) and the person or persons in whose name or names any certificate or certificates for Class A Common Shares shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby at such time on such date.

                        (3) No fractional Class A Common Share shall be issued upon conversion. Instead any fractional share that would otherwise be deliverable upon the conversion of Class B Common Shares, the Trust shall pay to the holder of such share an amount in cash based upon the Market Price (as defined in Section 5 of this Article VI) of the Class A Common Shares.

                        (4) The Conversion Price shall be adjusted from time to time as follows:

                                (i)     If the Trust shall after the Issue Date
(A) pay a dividend or make a distribution on any class or series of its capital stock in Class A Common Shares, (B) subdivide its outstanding Class A Common Shares into a greater number of shares, (C) combine its outstanding Class A Common Shares into a smaller number of shares or (D) issue any shares of capital stock by reclassification of its Class A Common Shares, the Conversion Price in effect at the opening of business on the date following the date fixed for the determination of a shareholder entitled to receive such dividend or distribution or at the opening of business on the date following the day on which such subdivision, combination or reclassification becomes effective, as the case may be, shall be adjusted so that the holder of any Class B Common Shares thereafter surrendered for conversion shall be entitled to receive the number of Class A Common Shares (or fraction of a share) that such holder would have owned or have been entitled to receive after the happening of any of the events described above had such Class B Common Shares been converted immediately prior to the record date in the case of a dividend or distribution or the effective date in the case of a subdivision, combination or reclassification. An adjustment made pursuant to this paragraph 4(i) shall become effective immediately after the opening of business on the day next following the record date (except as provided in paragraph 4(viii) below) in the case of a dividend or distribution and shall become effective immediately after the opening of business on the date next following the effective date in the case of a subdivision, combination or reclassification.

                                (ii)    If the Trust shall issue after the
Issue Date rights, options or warrants to all holders of Class A Common Shares entitling them (for a period expiring within 45 days after the record date described below in this paragraph 4(ii)) to subscribe for or purchase Class A Common Shares at a price per share less than the Market Value per Class A Common Share on the record date for the determination of shareholders entitled to receive such rights or warrants, then the Conversion Price in effect at the opening of business on the day next following such record date shall be adjusted to equal the price determined by multiplying (A) the Conversion Price in effect immediately prior to the opening of business on the day following the date fixed for such determination by (B) a fraction, the numerator of which shall be the sum of (x) the number of Class A Common Shares outstanding on the close of business on the date fixed for such determination and (y) the number of Class A Common Shares that the aggregate proceeds to the Trust from the exercise of such rights or warrants for Class A Common Shares would purchase at such Market Value, and the denominator of which shall be the sum of (xx) the number of Class A Common Shares outstanding on the close of business on the date fixed for such determination and (yy) the number of additional Class
A Common Shares offered for subscription or purchase pursuant to such rights or warrants. Such adjustment shall become effective immediately after the opening of business on the day next following such record date (except as provided in paragraph 4(viii) below). In determining whether any rights or warrants entitle the holders of Class A Common Shares to subscribe for or purchase Class A Common Shares at less than such Market Value, there shall be taken into account any consideration received by the Trust upon issuance and upon exercise of such rights or warrants, the value of such consideration, if other than cash, to be determined in good faith by the Board of Trust Managers.

                                (iii)   If the Trust shall distribute to all
holders of its Class A Common Shares any shares of capital stock of the Trust (other than Class A Common Shares), evidence of its indebtedness or assets (including cash, but excluding regularly scheduled cash dividends) or rights or warrants to subscribe for or purchase any of its securities (excluding those rights and warrants issued to all holders of Class A Common Shares entitling them for a period expiring within forty-five (45) days after the record date referred to in paragraph 4(ii) above to subscribe for or purchase Class A Common Shares, which rights and warrants are referred to in and treated under such paragraph 4(ii) above) (any of the foregoing being hereinafter in this paragraph 4(iii) called the "Distribution"), then in each such case the Conversion Price shall be adjusted so that it shall equal the price determined by multiplying (A) the Conversion Price in effect immediately prior to the close of business on the date fixed for the determination of shareholders entitled to receive such Distribution by (B) a fraction, the numerator of which shall be the Market Value per Class A Common Share on the record date mentioned below less the then fair market value (as determined by the Board, whose determination shall be conclusive and described in a Board of Trust Managers resolution), of the portion of the capital stock or assets or evidences of indebtedness so distributed or of such rights or warrants applicable to one
(1) Class A Common Share and the denominator of which shall be the Market
Value per Class A Common Share on the record date mentioned below. Such adjustment shall become effective immediately at the opening of business on the business day next following (except as provided in paragraph 4(viii) below) the record date for the determination of shareholders entitled to receive such Distribution. For the purposes of this paragraph 4(iii), the distribution of a right or warrant to subscribe or purchase any of the Trust's securities, which is distributed not only to the holders of the Class A Common Shares on the date fixed for the determination of shareholders entitled to such Distribution of such right or warrant, but also is distributed with Class A Common Shares delivered to a person converting Class B Common Shares after such determination date, shall not require an adjustment of the Conversion Price pursuant to this paragraph 4(iii); provided that if on the date, if any, on which a person converting Class B Common Shares such person would no longer be entitled to receive such right or warrant with Class A Common Shares (other than as a result of the termination of all such rights or warrants), a distribution of such rights or warrants shall be deemed to have occurred and the Conversion Price shall be adjusted as provided in this paragraph 4(iii) and such day shall be deemed to be "the date fixed for the determination of the shareholders entitled to receive such distribution" and "the record date" within the meaning of the two preceding sentences.

                                (iv)    No adjustment in the Conversion Price
shall be required unless such adjustment would require a cumulative increase or decrease of at least 1% in such price; provided, however, that any adjustments that by reason of this paragraph 4(iv) are not required to be made shall be carried forward and taken into account in any subsequent adjustment until made. Notwithstanding any other provisions of this Section 4.E, the Trust shall not be required to make any adjustment of the Conversion Price for the issuance of any Class A Common Shares pursuant to any plan providing for the reinvestment of dividends or interest payable on securities of the Trust and the investment of additional optional amounts in Class A Common Shares under such plan. Anything in this paragraph 4(iv) to the contrary notwithstanding, the Trust shall be entitled, to the extent permitted by law, to make such reductions in the Conversion Price, in addition to those required by this paragraph 4(iv)), as it in its discretion shall determine to be advisable in order that any share dividends, subdivision of shares, reclassification or combination of shares, distribution of rights or warrants to purchase shares or securities, or a distribution of other assets (other than cash dividends) hereafter made by the Trust to its shareholders shall not be taxable, or if that is not possible, to diminish any income taxes that are otherwise payable because of such event.

                                (v)     If the Trust shall be a party to any
transaction (including, without limitation, a merger, consolidation, statutory share exchange, issuer or self tender offer for all or a substantial portion of the Class A Common Shares outstanding, sale of all or substantially all of the Trust's assets or recapitalization of the Class A Common Shares, but excluding any transaction as to which paragraph 4(i) of this Section 4.E applies) (each of the foregoing being referred to herein as a "Transaction"), in each case as a result of which Class A Common Shares shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), each Class B Common Share which is not converted into the right to receive stock, securities or other property in connection with such Transaction shall thereupon be convertible into the kind and amount of shares of stock, securities and other property (including cash or any combination thereof) receivable upon consummation of such Transaction by a holder of that number of Class A Common Shares, or fraction thereof, into which one (1) Class A Common Share was convertible immediately prior to such Transaction. The Trust shall not be a party to any Transaction unless the terms of such Transaction are consistent with the provisions of this paragraph 4(v), and it shall not consent or agree to the occurrence of any Transaction until the Trust has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Class B Common Shares that will contain provisions enabling the holders of the Class B Common Shares that remain outstanding after such Transaction to convert into the consideration received by holders of Class A Common Shares at the Conversion Price in effect immediately prior to such Transaction. The provisions of this paragraph 4(v) shall similarly apply to successive Transactions.

                                (vi)     If:

                                        (1)     the Trust shall authorize the
granting to the holders of the Class A Common Shares of rights or warrants to subscribe for or purchase any shares of any class or series of capital stock or any other rights or warrants; or

                                        (2)     the Trust shall authorize the
granting to the holders of the Class A Common Shares of rights or warrants to subscribe for or purchase any shares of any class or series of capital stock or any other rights or warrants; or

                                        (3)     there shall be any
reclassification of the Class A Common Shares or any consolidation or merger to which the Trust is a party and for which approval of any shares of the Trust is required, or a statutory share exchange, or an issuer or self tender offer by the Trust for all or a substantial portion of its outstanding Class A Common Shares (or an amendment thereto changing the maximum number of shares sought or the amount or type of consideration being offered therefor) or the sale or transfer of all or substantially all of the assets of the Trust as an entirety; or

                                        (4)     there shall occur the voluntary
or involuntary liquidation, dissolution or winding up of the Trust, then the Trust shall cause to be mailed to each holder of Class B Common Shares at such holder's address as shown on the stock records of the Trust, as promptly as possible, but at least fifteen (15) days prior to the applicable date hereinafter specified, a notice stating (A) the record date for the payment of such dividend, distribution or rights or warrants, or, if a record date is not established, the date as of which the holders of Class A Common Shares of record to be entitled to such dividend, distribution or rights or warrants are to be determined or (B) the date on which such reclassification, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up is expected to become effective, and the date as of which it is expected that holders of Class A Common Shares of record shall be entitled to exchange their Class A Common Shares for securities or other property, if any, deliverable upon such reclassification, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up or (C) the date on which such tender offer commenced, the date on which such tender offer is scheduled to expire unless extended, the consideration offered and the other material terms thereof (or the material terms of any amendment thereto). Failure to give or receive such notice or any defect therein shall not affect the legality or validity of the proceedings described in this Section 4.E.

                                (vii)   Whenever the Conversion Price is
adjusted as herein provided, the Trust shall promptly prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the effective date such adjustment becomes effective and shall mail such notice of such adjustment of the Conversion Price to each holder of Class B Common Shares at such holder's last address as shown on the stock records of the Trust.

                                (viii)  In any case in which paragraph 4 of this
Section 4.E provides that an adjustment shall become effective on the day next following the record date for an event, the Trust may defer until the occurrence of such event (A) issuing to the holder of any Class B Common
Shares converted after such record date and before the occurrence of such event the additional Class A Common Shares issuable upon such conversion by reason of the adjustment required by such event over and above the Class A Common Shares issuable upon such conversion before giving effect to such adjustment and (B) paying to such holder any amount of cash in lieu of any fraction pursuant to paragraph 3 of this Section 4.E.

                                (ix)    There shall be no adjustment of the
Conversion Price in case of the issuance of any capital stock of the Trust in a reorganization, acquisition or other similar transaction except as specifically set forth in this Section 4.E. If any action or transaction would require adjustment of the Conversion Price pursuant to more than one paragraph of this Section 4.E, only one adjustment shall be made and such adjustment shall be the amount of adjustment that has the highest absolute value.

                                (x)     If the Trust shall take any action
affecting the Class A Common Shares, other than action described in this
Section 4.E, that in the opinion of the Board of Trust Managers would materially adversely affect the conversion rights of the holders of Class B Common Shares, the Conversion Price for the Class B Common Shares may be adjusted, to the extent permitted by law, in such manner, if any, and at such time as the Board of Trust Managers, in its sole discretion, may determine to be equitable under the circumstances.

                                (xi)    The Trust shall at all times reserve
and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued Class A Common Shares solely for the purpose of effecting conversion of the Class B Common Shares, the full number of Class A Common Shares deliverable upon the conversion of all outstanding Class B Common Shares not theretofore converted into Class A Common Shares. For purposes of this paragraph 4(xi), the number of Class A Common Shares that shall be deliverable upon the conversion of all outstanding Class B Common Shares shall be computed as if at the time of computation all such outstanding shares were held by a single holder.

         The Trust covenants that any Class A Common Shares issued upon conversion of the Class B Common Shares shall be validly issued, fully-paid and non-assessable.

        Section 5. Restrictions on Ownership, Transfer, Acquisition and Redemption of Shares.

                A. Definitions. For purposes of Sections 4, 5 and 6 of this Article VI, the following terms shall have the following meanings:

         "Acquire" shall mean the acquisition of Beneficial or Constructive Ownership of Equity Shares by any means, including, without limitation, the exercise of any rights under any option, warrant, convertible security, pledge or other security interest or similar right to acquire shares, but shall not include the acquisition of any such rights unless, as a result, the acquiror would be considered a Beneficial Owner or Constructive Owner. The terms "Acquires" and "Acquisition" shall have correlative meanings.

         "Beneficial Ownership" shall mean ownership of Equity Shares by an individual who would be treated as an owner of such shares under Section 542(a)(2) of the Code, either directly or constructively through the application of Section 544, as modified by Section 856(h)(1)(B). For purposes of this definition, the term "individual," also shall include any organization, trust or other entity that is treated as an individual for purposes of Section 542(a)(2) of the Code. The terms "Beneficial Owner," "Beneficially Own," "Beneficially Owns" and "Beneficially Owned" shall have correlative meanings.

         "Board of Trust Managers" shall mean the Board of Trust Managers of the Trust.

         "Bylaws" shall mean the Bylaws of the Trust, as the same are in effect from time to time.

         "Charitable Beneficiary" shall mean one (1) or more beneficiaries of the Charitable Trust, provided that each such organization must be described in
Section 501(c)(3) of the Code and contributions to each such organization must be eligible for deduction under each of Sections 170(b)(i)(A), 2055 and 2522 of the Code.

         "Charitable Trust" shall mean any trust provided for in paragraph A of
Section 6 of this Article VI.

         "Closing Price" on any day shall mean the last sale price, regular way on such day, or, if no such sale takes place on that day, the average of the closing bid and asked prices, regular way, in either case as reported on the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the American Stock Exchange, or if the affected class or series of Equity Shares is not so listed or admitted to trading, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange (including the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System) on which the affected class or series of Equity Shares is listed or admitted to trading or, if the affected class or series of Equity Shares is not so listed or admitted to trading, the last quoted price or, if not quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or, if such system is no longer in use, the principal automated quotation system then in use or, if the affected class or series of Equity Shares is not so quoted by any such system, the average of the closing bid and asked prices as furnished by a professional market maker selected by the Board of Trust Managers making a market in the affected class or series of Equity Shares, or, if there is no such market maker or such closing prices otherwise are not available, the fair market value of the affected class or series of Equity Shares as of such day, as determined by the Board of Trust Managers in its discretion.

         "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor statute thereto. Reference to any provision of the Code shall mean such provision as in effect from time to time, as the same may be amended, and any successor provision thereto, as interpreted by any applicable regulations as in effect from time to time.

         "Common Shares Ownership Limit" shall mean 9.0 percent of the outstanding common shares of the Trust, or, from and after the date hereof, such greater percentage of the outstanding common shares of the Trust as the Board of Trust Managers may establish pursuant to the authority expressly vested in the Board of Trust Managers in paragraph K of this Section 5 (but in no event to more than 9.9 percent of the outstanding Common Shares of the Trust, as so adjusted), subject to the limitations contained in paragraph L of this Section 5.

         "Constructive Ownership" shall mean ownership of Equity Shares by a Person who would be treated as an owner of such shares, either actually or constructively, directly or indirectly, through the application of Section 318 of the Code, as modified by Section 856(d)(5) thereof. The terms "Constructive Owner," "Constructively Own," "Constructively Owns" and "Constructively Owned" shall have correlative meanings.

         "Equity Shares" shall mean collectively shares of the Trust that are either Common Shares or Preferred Shares.

         "Excess Shares" shall mean collectively the Equity Shares deemed to be transferred to a Charitable Trust for the benefit of a Charitable Beneficiary pursuant to paragraph C of this Section 5.

         "Existing Holder" shall mean collectively H. Kerr Taylor and any sibling (whether by the whole or half blood), spouse, ancestor or lineal descendant thereof (provided that in the event the definition of "Family" pursuant to Section 544(a)(2) of the Code shall be amended, the foregoing definition shall be deemed to be similarly amended).

         "Existing Holder Limit" shall mean initially 9.8 percent of the outstanding Common Shares of the Trust, or, from and after the date hereof, such lesser percentage of the outstanding Common Shares of the Trust as the Board of Trust Managers may establish from time to time pursuant to the authority expressly vested in the Board of Trust Managers in paragraph J of this Section 5, subject to the limitations contained in paragraph L of this
Section 5. For purposes of the application of the Existing Holder Limit, the Existing Holder shall be deemed to own the sum of (a) the Common Shares Beneficially or Constructively Owned by the Existing Holder and (b) the Common Shares the Existing Holder would Beneficially or Constructively Own upon exercise of any conversion right, option or other right (without regard to any temporal restrictions on the exercise thereof) to directly or indirectly Acquire Beneficial or Constructive Ownership of Common Shares. For purposes of determining the Existing Holder Limit, the Common Shares outstanding shall be deemed to include the maximum number of shares that the Existing Holder may Beneficially and Constructively Own pursuant to any conversion right, option or other right (without regard to any temporal restrictions on the exercise thereof). From and after the date hereof and prior to the Restriction Termination Date, the Secretary of the Trust, or such other person as shall be designated by the Board of Trust Managers, shall maintain and, upon request, make available to the Existing Holder or the Board of Trust Managers, a schedule which sets forth the then-current Existing Holder Limit.

         "Market Price" on any day shall mean the average of the Closing Prices for the ten (10) consecutive Trading Days immediately preceding such day (or those days during such 10-day period for which Closing Prices are available).

         "Ownership Limit" shall mean the Common Shares Ownership Limit or the Preferred Shares Ownership Limit, or both, as the context may require.

         "Person" shall mean an individual, corporation, partnership, estate, trust (including a trust qualified under Section 401(a) or 501(c)(17) of the Code), a portion of a trust permanently set aside for or to be used exclusively for the purposes described in Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity, or a group as that term is used for purposes of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended; but does not include an underwriter which participated in a public offering of Equity Shares for a period of sixty (60) days following the purchase by such underwriter of such Equity Shares therein, provided that the foregoing exclusion shall apply only if the ownership of such Equity Shares by an underwriter or underwriters participating in a public offering would not cause the Trust to fail to qualify as a REIT by reason of being "closely held" within the meaning of Section 856(a) of the Code or otherwise cause the Trust to fail to qualify as a REIT.

         "Preferred Shares Ownership Limit" shall mean 9.9 percent of the outstanding shares of a particular series of Preferred Shares of the Trust.

         "Prohibited Owner" shall mean, with respect to any purported Transfer or Acquisition or any other event or transaction which results in Excess Shares being deemed transferred to a Charitable Trust, any Person who, but for the provisions of Section 5, would Beneficially or Constructively Own such Excess Shares, and if appropriate in the context, shall also mean any Person who would have been the record owner of Excess Shares that the Prohibited Owner would have so owned. The term "Prohibited Owner" shall include a Purported Beneficial Holder, a Purported Beneficial Transferee, a Purported Record Holder and/or a Purported Record Transferee, as the case may be

         "Purported Beneficial Holder" shall mean, with respect to any event or transaction other than a purported Transfer or Acquisition which results in Excess Shares being deemed transferred to a Charitable Trust, the Person for whom the applicable Purported Record Holder held the Equity Shares that were, pursuant to paragraph C of this Section 5, automatically transferred to a Charitable Trust upon the occurrence of such event or transaction. The Purported Beneficial Holder and the Purported Record Holder may be the same Person.

         "Purported Beneficial Transferee" shall mean, with respect to any purported Transfer or Acquisition which results in Excess Shares being deemed transferred to a Charitable Trust, the purported beneficial transferee for whom the Purported Record Transferee would have acquired Equity Shares if such Transfer or Acquisition had been valid under paragraph B of this Section 5. The Purported Beneficial Transferee and the Purported Record Transferee may be the same Person.

         "Purported Record Holder" shall mean, with respect to any event or transaction other than a purported Transfer or Acquisition which results in Excess Shares being deemed transferred to a Charitable Trust, the record holder of the Equity Shares that were, pursuant to paragraph C of this Section 5, automatically transferred to a Charitable Trust upon the occurrence of such an event or transaction. The Purported Record Holder and the Purported Beneficial Holder may be the same Person.

         "Purported Record Transferee" shall mean, with respect to any purported Transfer or Acquisition which results in Excess Shares being deemed transferred to a Charitable Trust, the record holder of the Equity Shares if such Transfer had been valid under paragraph B of this Section 5. The Purported Record Transferee and the Purported Beneficial Transferee may be the same Person.

         "REIT" shall mean a real estate investment trust under Sections 856 through 860 of the Code.

         "Restriction Termination Date" shall mean the first day after the date hereof on which the Board of Trust Managers and the shareholders of the Trust determine that it is no longer in the best interests of the Trust to attempt, or continue, to qualify as a REIT.

         "Trading Day" shall mean a day on which the principal national securities exchange on which the affected class or series of Equity Shares is listed or admitted to trading is open for the transaction of business or, if the affected class or series of Equity Shares is not listed or admitted to trading, shall mean any day other than a Saturday, Sunday or other day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

         "Transfer" shall mean any sale, transfer, gift, hypothecation, assignment, devise or other disposition of a direct or indirect interest in Equity Shares or the right to vote or receive dividends on Equity Shares (including (i) the granting of any option (including any option to acquire an option or any series of such options) or entering into any agreement for the sale, transfer or other disposition of Equity Shares or the right to vote or receive dividends on Equity Shares or (ii) the sale, transfer, assignment or other disposition of any securities or rights convertible into or exchangeable for Equity Shares, whether voluntary or involuntary, of record, constructively or beneficially, and whether by operation of law or otherwise. The terms "Transfers," "Transferred" and "Transferable" shall have correlative meanings.

         "Trustee" shall mean the Person, unaffiliated with the Trust or any Prohibited Owner, that is appointed by the Trust to serve as Trustee of the Charitable Trust.

                B.      Ownership and Transfer Limitations.

                        (1) Notwithstanding any other provision of this Declaration of Trust, except as provided in paragraph I of this Section 5 and
Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, (a) no Person (other than the Existing Holder) shall Beneficially or Constructively Own Common Shares in excess of the Common Shares Ownership Limit; (b) the Existing Holder shall not Beneficially or Constructively Own Common Shares in excess of the Existing Holder Limit; and
(c) no Person shall Beneficially or Constructively Own shares of any series of Preferred Shares in excess of the Preferred Shares Ownership Limit.

                        (2) Notwithstanding any other provision of this Declaration of Trust, except as provided in paragraph I of this Section 5 and
Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, any Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction that, if effective, would result in any Person (other than the Existing Holder) Beneficially or Constructively Owning Equity Shares in excess of the applicable Ownership Limit shall be void ab initio as to the Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership or other event or transaction with respect to that number of Equity Shares which would otherwise be Beneficially or Constructively Owned by such Person in excess of the applicable Ownership Limit, and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder, as applicable, shall acquire any rights in that number of Equity Shares.

                        (3) Notwithstanding any other provision of this Declaration of Trust, except as provided in Paragraph I of this Section 5 and in Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, any Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership of Common Shares and/or Preferred Shares or other event or transaction that, if effective, would result in the Existing Holder Beneficially or Constructively Owning (i) Common Shares in excess of the Existing Holder Limit or (ii) Preferred Shares in excess of the Preferred
Shares Ownership Limit shall be void ab initio as to the Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in the Beneficial or Constructive Ownership or other event or transaction with respect to that number of Common Shares which otherwise would be Beneficially or Constructively Owned by the Existing Holder in excess of the Existing Holder Limit and/or that number of Preferred Shares which otherwise would be Beneficially or Constructively owned by the Existing Holder in excess of the Preferred Shares Ownership Limit, as the case may be, and the Existing Holder shall acquire no rights in that number of Common Shares and/or Preferred Shares.

                        (4) Notwithstanding any other provision of this Declaration of Trust, except as provided in Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, any Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership (including actual ownership) of Equity Shares or other event or transaction that, if effective, would result in the Equity Shares being actually owned by fewer than one hundred
(100) Persons (determined without reference to any rules of attribution) shall be void ab initio as to the Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership (including actual ownership)or other event or transaction with respect to that number of Equity Shares which otherwise would be owned by the transferee, and the intended transferee or subsequent owner (including a Beneficial or Constructive Owner) shall acquire no rights in that number of Equity Shares.

                        (5) Notwithstanding any other provision of this Declaration of Trust, except as provided in Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, any Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction that, if effective, would cause the Trust to fail to qualify as a REIT by reason of being "closely held" within the meaning of
Section 856(h) of the Code or otherwise, directly or indirectly, would cause the Trust to fail to qualify as a REIT shall be void ab initio as to the Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership or other event or transaction with respect to that number of Equity Shares which would cause the Trust to be "closely held" within the meaning of Section 856(h) of the Code or otherwise, directly or indirectly, would cause the Trust to fail to qualify as a REIT, and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares.

                        (6) Notwithstanding any other provision of this Declaration of Trust, except as provided in Section 7 of this Article VI, from and after the date hereof and prior to the Restriction Termination Date, any Transfer, Acquisition, change in capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction that, if effective, would (i) cause the Trust to own (directly or Constructively) an interest in a tenant that is described in
Section 856(d)(2)(B) of the Code and (ii) cause the Trust to fail to satisfy any of the gross income requirements of Section 856(c) of the Code, shall be void ab initio as to the Transfer, Acquisition, change in capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership or other event or transaction with respect to that number of Equity Shares which would cause the Trust to own an interest (directly or Constructively) in a tenant that is described in Section 856(d)(2)(B) of the Code, and none of the Purported Beneficial Transferee, the Purported Record Transferee, the
Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares.

                C. Deemed Transfer of Excess Shares.

                        (1) If, notwithstanding the other provisions contained in this Article VI, at any time from and after the date hereof and prior to the Restriction Termination Date, there is a purported Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in the Beneficial or Constructive Ownership of Equity Shares or other event or transaction such that (i) any Person (other than the Existing Holder) would Beneficially or Constructively Own Equity Shares in excess of the applicable Ownership Limit or (ii) the Existing Holder would Beneficially or Constructively Own Common Shares in excess of the Existing Holder Limit or any series of Preferred Shares in excess of the Preferred Shares Ownership Limit, then, except as otherwise provided in paragraph I of this Section 5, such number of Equity Shares (rounded up to the next whole number of shares) in excess of the applicable Ownership Limit or the Existing Holder Limit, as the case may be, automatically shall be, without any further action on the part of any Person, deemed to be Transferred to a Charitable Trust for the benefit of a Charitable Beneficiary. Such deemed Transfer to the Charitable Trust shall be effective as of the close of business on the business day prior to the date of the purported Transfer, Acquisition, change in capital structure, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction described in clause (i) or (ii) of this subparagraph
(1) of this paragraph C and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares. If the Transfer to the Charitable Trust described in this subparagraph (1) of this paragraph C, would not be effective for any reason to prevent the occurrence of an ownership violation described in clause (i) or (ii) of this subparagraph (1) of this paragraph C, then the purported Transfer, Acquisition, change in capital structure, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction described in clause
(i) or (ii) of this subparagraph (1) of this paragraph C that otherwise would cause such violation, shall be void ab initio, and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares.

                        (2) If, notwithstanding the other provisions contained in this Article VI, at any time from and after the date hereof and prior to the Restriction Termination Date, there is a purported Transfer, Acquisition, change in the capital structure of the Trust, or other purported change in Beneficial or Constructive Ownership of Equity Shares or other event or transaction which, if effective, would result in a violation of any of the restrictions described in subparagraphs (2), (3), (4), (5) and (6) of paragraph B of this Section 5 or, directly or indirectly, would for any reason cause the Trust to fail to qualify as a REIT, then the number of Equity Shares (rounded up to the next whole number of shares) being Transferred or Acquired or which are otherwise affected by the change in capital structure or other purported change in Beneficial or Constructive Ownership or other event or transaction and which would result in a violation of any of the restrictions described in subparagraphs (2), (3), (4), (5) and (6) of paragraph B of this Section 5 or, directly or indirectly, would for any reason cause the Trust to fail to qualify as a REIT, automatically shall be, without any further action on the part of any Person, deemed to be Transferred to a Charitable Trust for the benefit of a Charitable Beneficiary. Such deemed Transfer to the Charitable Trust shall be effective as of the close of business on the business day prior to the date of the purported Transfer, Acquisition, change in capital structure, or other purported change in Beneficial or Constructive Ownership or other event or transaction in violation of any of the restrictions described in subparagraphs
(2), (3), (4), (5) and (6) of paragraph B of this Section 5 and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares. If the Transfer to the Charitable Trust described in this subparagraph (2) of this paragraph C(2), would not be effective for any reason to prevent the violation of any of the restrictions described in subparagraphs (2), (3), (4), (5) and (6) of paragraph B of this Section 5, then the purported Transfer, Acquisition, change in capital structure, or other purported change in Beneficial or Constructive Ownership or other event or transaction in violation of any of the restrictions described in subparagraphs
(2), (3), (4), (5) and (6) of paragraph B of this Section 5, shall be void ab initio, and none of the Purported Beneficial Transferee, the Purported Record Transferee, the Purported Beneficial Holder or the Purported Record Holder shall acquire any rights in that number of Equity Shares.

                D. Remedies for Breach. If the Board of Trust Managers or its designee shall at any time determine in good faith that a Transfer, Acquisition, or change in the capital structure of the Trust or other purported change in Beneficial or Constructive Ownership or other event or transaction has taken place in violation of paragraph B of this Section 5 or that a Person intends to Acquire or has attempted to Acquire Beneficial or Constructive Ownership of any Equity Shares in violation of paragraph B of this Section 5, the Board of Trust Managers or its designee shall take such action as it deems advisable to refuse to give effect to or to prevent such Transfer, Acquisition, or change in the capital structure of the Trust, or other attempt to Acquire Beneficial or Constructive Ownership of any Equity Shares or other event or transaction, including, but not limited to, causing the Trust to redeem the Equity Shares, refusing to give effect to such Transfer on the books of the Trust or instituting injunctive proceedings with respect thereto; provided, however, that any Transfer, Acquisition, change in the capital structure of the Trust, attempted Transfer, or other attempt to Acquire Beneficial or Constructive Ownership of any Equity Shares or event or transaction in violation of subparagraphs (2), (3), (4), (5) or (6) of paragraph B of this Section 5 (as applicable) shall be void ab initio and, where applicable, automatically shall result in the Transfer to the Charitable Trust described in paragraph C of this
Section 5, irrespective of any action (or inaction) by the Board of Trust Managers or its designee.

                E. Notice of Restricted Transfer. Any Person who Acquires or attempts to Acquire Beneficial or Constructive Ownership of Equity Shares in violation of paragraph B of this Section 5 and any Person who would have Beneficially or Constructively Owned Equity Shares that resulted in a Transfer to the Charitable Trust pursuant to the provisions of Paragraph C of this
Section 5, immediately shall give written notice to the Trust, or, in the event of a proposed or attempted Transfer or Acquisition or purported change in Beneficial or Constructive Ownership, shall give at least fifteen (15) days prior written notice to the Trust, of such event and shall promptly provide to the Trust such other information as the Trust, in its sole discretion, may request in order to determine the effect, if any, of such Transfer, attempted Transfer, Acquisition, attempted Acquisition or other purported change in Beneficial or Constructive Ownership on the Trust's status as a REIT.

                F. Owners Required to Provide Information. From and after the date hereof and prior to the Restriction Termination Date:

                        (1) Every Beneficial or Constructive Owner of more than 5 percent, or such lower percentage or percentages as determined pursuant to regulations under the Code or as may be requested by the Board of Trust Managers in its sole discretion, of the outstanding shares of any class or series of Equity Shares of the Trust annually shall, no later than January 30 of each calendar year, give written notice to the Trust stating (i) the name and address of such Beneficial or Constructive Owner; (ii) the number of shares of each class or series of Equity Shares Beneficially or Constructively Owned; and (iii) a description of how such shares are held. Each such Beneficial or Constructive Owner promptly shall provide to the Trust such additional information as the Trust, in its sole discretion, may request in order to determine the effect, if any, of such Beneficial or Constructive Ownership on the Trust's status as a REIT and to ensure compliance with the applicable Ownership Limit or the Existing Holder Limit and other restrictions set forth herein.

                        (2) Each Person who is a Beneficial or Constructive Owner of Equity Shares and each Person (including the shareholder of record) who is holding Equity Shares for a Beneficial or Constructive Owner promptly shall provide to the Trust such information as the Trust, in its sole discretion, may request in order to determine the Trust's status as a REIT, to comply with the requirements of any taxing authority or other governmental agency, to determine any such compliance or to ensure compliance with the applicable Ownership Limit or the Existing Holder Limit and other restrictions set forth herein.

                G. Remedies Not Limited. Nothing contained in this Article VI except Section 7 hereof shall limit the scope or application of the provisions of this Section 5, the ability of the Trust to implement or enforce compliance with the terms thereof or the authority of the Board of Trust Managers to take any such other action or actions as it may deem necessary or advisable to protect the Trust and the interests of its shareholders by preservation of the Trust's status as a REIT and to ensure compliance with the applicable Ownership Limit or the Existing Holder Limit and other restrictions set forth herein, including, without limitation, refusal to give effect to a transaction on the books of the Trust.

                H. Ambiguity. In the case of ambiguity in the application of any of the provisions of this Section 5, including any definition contained in paragraph A hereof, the Board of Trust Managers shall have the power and authority, in its sole discretion, to determine the application of the provisions of this Section 5 with respect to any situation, based on the facts known to it.

                I. Exceptions. The Board of Trust Managers, upon receipt of a ruling from the Internal Revenue Service, an opinion of counsel, or other evidence satisfactory to the Board of Trust Managers, in its sole discretion, in each case to the effect that the restrictions contained in subparagraphs (4), (5)and (6) of paragraph B of this Section 5 will not be violated, may waive or change, in whole or in part, the application of the applicable Ownership Limit with respect to any Person that is not an individual, as such term is used in Section 542(a)(2)of the Code. In connection with any such waiver or change, the Board of Trust Managers may require such representations and undertakings from such Person or affiliates and may impose such other conditions, as the Board of Trust Managers deems necessary, advisable or prudent, in its sole discretion, to determine the effect, if any, of the proposed transaction or ownership of Equity Shares on the Trust's status as a REIT.

                J. Reduction of Existing Holder Limit. The Board of Trust Managers is hereby expressly vested with the full power and authority to reduce the Existing Holder Limit as in effect from time to time on and after the date hereof, with the written consent of H. Kerr Taylor or his successor-in-interest or designee. No such reduction shall constitute or be deemed to constitute an amendment of this Declaration of Trust, and shall take effect automatically without any action on the part of any shareholder as of the date specified by the Board of Trust Managers that is subsequent to the Board of Trust Managers resolution approving and effecting such reduction.

                K. Increase in Common Shares Ownership Limit. Subject to the limitations contained in paragraph L of this Section 5, the Board of Trust Managers is hereby expressly vested with the full power and authority from time to time to increase the Common Shares Ownership Limit. No such increase shall constitute or be deemed to constitute an amendment of this Declaration of Trust, and shall take effect automatically without any action on the part of any shareholder as of the date specified by the Board of Trust Managers that is subsequent to the Board resolution approving and effecting such reduction.

                L.      Limitations on Modifications.

                        (1) The Ownership Limit or a class or series of Equity Shares may not be increased and no additional ownership limitations may be created if, after giving effect to such increase or creation the Trust would be "closely held" within the meaning of Section 856(h) of the Code (assuming ownership of Equity Shares by all Persons (other than the Existing Holder) equal to the greatest of (i) the actual ownership, (ii) the Beneficial Ownership of Equity Shares by each Person, or (iii) the applicable Ownership Limit with respect to such Person, and assuming the ownership by the Existing Holder of Common Shares equal to the Existing Holder Limit and shares of any series of Preferred Shares equal to the Preferred Shares ownership Limit).

                        (2) Prior to any modification of the Ownership Limit or the Existing Holder Limit with respect to any Person, the Board of Trust Managers may require such opinions of counsel, affidavits, undertakings or agreements as it may deem necessary, advisable or prudent, in its sole discretion, in order to determine or ensure the Trust's status as a REIT.

                        (3) Neither the Common Shares Ownership Limit nor the Preferred Shares Ownership Limit may be increased to a percentage that is greater than 9.9 percent.

                        (4)      The Existing Holder Limit may not be increased.

                M. Legend. Each certificate for Equity Shares shall bear substantially the following legend:

                        "The securities represented by this certificate are
                  subject to the restrictions on transfer and ownership for the purpose of maintenance of the Trust's status as a real estate investment trust (a "REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). Except as otherwise provided pursuant to the Declaration of Trust of the Trust, no Person may Beneficially or Constructively Own Common Shares of the Trust in excess of
                  9.0 percent (or such greater percent as may be determined by the Board of Trust Managers of the Trust) of the outstanding Common Shares (except in such circumstances as the Existing Holder Limit shall apply); (ii) Beneficially or Constructively Own shares of any series of Preferred Shares of the Trust in excess of 9.9 percent of the outstanding shares of such series of Preferred Shares; or (iii) Beneficially or Constructively Own Common Shares or Preferred Shares (of any class or series) which would result in the Trust being "closely held" under Section 856(h) of the Code or which otherwise would cause the Trust to fail to qualify as a REIT. Any Person who has Beneficial or Constructive Ownership, or who Acquires or attempts to Acquire Beneficial or Constructive Ownership of Common Shares and/or Preferred Shares in excess or in violation of the above limitations and any Person who would have Beneficially or Constructively Owned Equity Shares that resulted in a deemed Transfer to the Charitable Trust (as described below), immediately must notify the Trust in writing or, in the event of a proposed or attempted Transfer or Acquisition or purported change in the Beneficial or Constructive Ownership, must give written notice to the Trust at least fifteen (15) days prior to the proposed or attempted transfer, transaction or other event. Any Transfer or Acquisition of Common Shares and/or Preferred Shares or other event which results in violation of the ownership or transfer limitations set forth in the Declaration of Trust of the Trust shall be void ab initio and the Purported Beneficial and Record Transferee shall not have or acquire any rights in such Common Shares and/or Preferred

                  Shares. If the transfer and ownership limitations referred to herein are violated, the Common Shares or Preferred Shares represented hereby, to the extent of violation of such limitations, automatically will be deemed transferred to a Charitable Trust for the benefit of a Charitable Beneficiary, all as provided by the Declaration of Trust of the Trust. All defined terms used in this legend have the meanings identified in the Declaration of Trust of the Trust, as the same may be amended from time to time, a copy of which, including the restrictions on transfer, will be sent without charge to each shareholder who so requests."

        Section 6.      Excess Share

                A. Deemed Transfer. Upon any purported Transfer or other event described in paragraph C of Section 5 that would result in a Transfer of Equity Shares to a Charitable Trust, such Equity Shares shall be deemed to have been Transferred to the Trustee as Trustee of a Charitable Trust for the exclusive benefit of one (1) or more Charitable Beneficiaries. Such Transfer to the Trustee shall be deemed to be effective as of the close of business on the business day prior to the purported Transfer or other event that results in the Transfer to the Charitable Trust pursuant to paragraph C of Section 5 of this Article VI. The Trustee shall be appointed by the Trust and shall be a Person unaffiliated with the Trust or any Prohibited Owner. Each Charitable Beneficiary shall be designated by the Trust as provided in paragraph F of this Section 6.

                B. No Benefit. Equity Shares held by the Trustee shall be issued and outstanding Equity Shares of the Trust. The Prohibited Owner shall have no rights in the Equity Shares held by the Trustee. The Prohibited Owner shall not benefit economically from ownership of any Equity Shares held in the Charitable Trust by the Trustee, shall have no rights to dividends or other distributions and shall not possess any rights to vote or other rights attributable to the Equity Shares held in the Charitable Trust.

                C. Voting Rights and Rights to Dividends. The Trustee shall have all voting rights and rights to dividends or other distributions to which such Equity Shares are entitled with respect to Equity Shares held in the Charitable Trust, which rights shall be exercised for the exclusive benefit of the Charitable Beneficiary. Any dividend or other distribution paid prior to the discovery by the Trust that Equity Shares have been deemed Transferred to the Trustee shall be retrieved and paid with respect to such Equity Shares to the Trustee upon demand and any dividend or other distribution authorized but unpaid shall be paid when due to the Trustee. Any dividends or distributions so paid over to the Trustee shall be held in trust for the benefit of the Charitable Beneficiary for distribution at such times as may be determined by the Trustee. The Prohibited Owner shall have no voting rights with respect to Equity Shares held in the Charitable Trust and, subject to Texas law, effective as of the date that Equity Shares have been deemed Transferred to the Trustee, the Trustee shall have the authority (at the Trustee's sole discretion) (i) to rescind as void any vote cast, to the extent such Equity Shares are entitled to vote, by a Prohibited Owner prior to the discovery by the Trust that Equity Shares have been deemed Transferred to the Trustee and (ii) to recast such vote, to the extent such Equity Shares are entitled to vote, in accordance with the desires of the Trustee acting for the benefit of the Charitable Beneficiary. Notwithstanding the provisions of this Section 6, until the Trust has received notification that Equity Shares have been deemed Transferred into a Charitable Trust, the Trust shall be entitled to rely on its Equity Share Transfer and other shareholder records for purposes of preparing lists of shareholders entitled to vote at meetings, determining the validity and authority of proxies and otherwise conducting votes of shareholders.

                D. Disposition of Excess Shares. Within twenty (20) days of receiving notice from the Trust that Equity Shares have been deemed Transferred to the Charitable Trust, the Trustee of the Charitable Trust shall sell the Equity Shares held in the Charitable Trust to a Person, designated by the Trustee, whose ownership of the Equity Shares will not violate the restrictions described in subparagraphs (2), (3), (4), (5) and (6) of paragraph B of Section 5 of this Article VI or otherwise cause the Trust to fail to qualify as a REIT. Upon such sale, the interest of the Charitable Beneficiary in the Equity Shares sold shall terminate and the Trustee shall distribute the net proceeds of the sale to the Prohibited Owner and to the Charitable Beneficiary as provided in this paragraph D of Section 6. The Prohibited Owner shall receive the lesser of (i) the price paid by the Prohibited Owner for the Equity Shares or, if the Prohibited Owner did not give value for the Equity Shares in connection with the event causing the Equity Shares to be held in the Charitable Trust (e.g., in the case of a gift, devise or other such transaction), the Market Price of the Equity Shares on the day of the event causing the Equity Shares to be held in the Charitable Trust and (ii) the price per Equity Share (net of costs of sales) received by the Trustee from the sale or other disposition of the shares held in the Charitable Trust. Any net sales proceeds in excess of the amount payable to the Prohibited Owner shall be immediately paid to the Charitable Beneficiary. If, prior to the discovery by the Trust that Equity Shares have been deemed Transferred to the Trustee, such Equity Shares are sold by a Prohibited Owner, then (i) such Equity Shares shall be deemed to have been sold on behalf of the Charitable Trust and (ii) to the extent that the Prohibited Owner received an amount for such Equity Shares that exceeds the amount that such Prohibited Owner was entitled to receive pursuant to this paragraph (d), such excess shall be paid to the Trustee upon demand.

                E. Purchase Right in Excess Shares. Excess Shares shall be deemed to have been offered for sale to the Trust or its designee at a price per share equal to the lesser of (i) the price per share in the transaction that created such Excess Shares (or, in the case of a devise or gift or event other than a Transfer or Acquisition which results in the Transfer of Excess Shares to the Charitable Trust, the Market Price at the time of such devise or gift or event other than a Transfer or Acquisition which results in the Transfer of Excess Shares to the Charitable Trust) or (ii) the Market Price of the Equity Shares exchanged for such Excess Shares on the date the Trust or its designee accepts such offer. The Trust shall have the right to accept such offer until the Trustee has sold the Equity Shares held in the Charitable Trust pursuant to paragraph D of this Section 6. Upon such a sale to the Trust, the interest of the Charitable Beneficiary in the Equity Shares sold shall terminate and the Trustee shall distribute all net sales proceeds of the sale to the Prohibited Owner.

                F. Charitable Beneficiary Designation. By written notice to the Trustee, the Trust shall designate one (1) or more nonprofit organizations to be the Charitable Beneficiary of the interest in the Charitable Trust such that (i) Equity Shares held in the Charitable Trust would not violate the restrictions described in subparagraphs (2), (3), (4), (5) and (6) of paragraph B of Section 5 of this Article VI, or otherwise cause the Trust to fail to qualify as a REIT, and (ii) each such organization must fit within the definition of a Charitable Beneficiary set forth in paragraph A of Section 5.

                G.      Remedies  Not  Limited.  Nothing contained in this
Article VI except Section 7 hereof shall limit the scope or application of the provisions of this Section 6, the ability of the Trust to implement or enforce compliance with the terms hereof or the authority of the Board of Trust Managers to take any such other action or actions as it may deem necessary or advisable to protect the Trust and the interests of its shareholders by preservation of the Trust's status as a REIT and to ensure compliance with the applicable Ownership Limits and the other restrictions set forth herein, including, without limitation, refusal to give effect to a transaction on the books of the Trust. Further, the Trust is authorized specifically to seek equitable relief, including injunctive relief, to enforce the provisions of this Article VI. No delay or failure on the part of the Trust or the Board of Trust Managers in exercising any right hereunder shall operate as a waiver of any right of the Trust or the Board of Trust Managers as the case may be, except to the extent specifically waived in writing.

        Section 7.        Settlements.

         Nothing in Sections 5 and 6 of this Article VI shall preclude the settlement of any transaction with respect to the Common Shares entered into through the facilities of the American Stock Exchange.

        Section 8.        Issuance of Rights to Purchase Securities and Other
Property.

         Subject to the rights of the holders of any series of Preferred Shares, the Board of Trust Managers is hereby authorized to create and to authorize and direct the issuance (on either a pro rata or non-pro rata basis) by the Trust of rights, options or warrants for the purchase of Equity Shares of the Trust as that term is defined in paragraph A of Section 5 of this
Article VI, other securities of the Trust, or shares or other securities of any successor in interest of the Trust (a "Successor"), at such times, in such amounts, to such persons, for such consideration (if any), with such form and content (including without limitation the consideration for which any Equity Shares of the Trust, other securities of the Trust, or shares or other securities of any Successor are to be issued) and upon such terms and conditions as it may, from time to time, determine, subject only to the restrictions, limitations, conditions and requirements imposed by the Texas REIT Act, other applicable laws and this Declaration of Trust. Without limiting the generality of the foregoing, the authority granted hereby includes the authority to adopt a "rights plan" or similar plan that treats shareholders in a discriminatory or non pro rata manner, based upon the number of shares owned thereby or otherwise.

        Section 9.      Severability.

        If any provision of this Article VI or any application of any such provision is determined to be void, invalid or unenforceable by any court having jurisdiction over the issue, the validity and enforceability of the remainder of this Article VI shall not be affected and other applications of such provision shall be affected only to the extent necessary to comply with the determination of such court.

        Section 10.       Waiver.

        The Trust shall have authority at any time to waive the requirements that Excess Shares be deemed issued and outstanding in accordance with the provisions of this Article VI if the Trust determines, based on an opinion of nationally recognized tax counsel, that the fact that such Excess Shares are deemed to be issued and outstanding, would jeopardize the status of the Trust as a REIT (as that term is defined in paragraph A of Section 5 of this Article
VI).

        Section 11.       Management of Money and Property Received for Shares.

        The Trust Managers shall manage all money and property received for the issuance of shares for the benefit of the shareholders of the Trust.

        Section 12.       Commencement of Business.

        The Trust will not commence business until it has received for the issuance of shares of beneficial interest consideration of at least $1,000 value, consisting of any tangible or intangible benefit to the Trust, including cash, promissory notes, services performed, contracts for services to be performed, or other securities of the Trust.

                                  ARTICLE VII
           MATTERS RELATING TO THE POWERS OF THE TRUST AND ITS TRUST
                           MANAGERS AND SHAREHOLDERS

         The following provisions are hereby adopted for the purpose of defining, limiting and regulating the powers of the Trust and of the trust managers and shareholders thereof:

        Section 1.      Matters Relating to the Board of Trust Managers.

                A. Authority as to Bylaws. Except as provided in Section 2.E of this Article VII, the Trust Managers of the Trust shall have exclusive authority to amend or repeal the Bylaws of the Trust, or to adopt new Bylaws.

                B. Authority as to Share Issuances. The Board of Trust Managers of the Trust may authorize the issuance, from time to time, of its shares of beneficial interest of any class or series, whether now or hereafter authorized, or securities convertible into shares now or hereafter authorized, for such consideration as the Board of Trust Managers may deem advisable, subject to such restrictions or limitations, if any, as may be set forth in this Declaration of Trust or the Bylaws of the Trust or in the laws of the State of Texas. The Board of Trust Managers may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption of the shares.

                C. Manner of Election. Unless and except to the extent that the Bylaws of the Trust shall so require, the election of trust managers of the Trust need not be by written ballot.

                D. Removal of Trust Managers. Subject to the rights of the holders of any series of Equity Shares to elect additional trust managers (or remove such additional trust managers, once elected) under specified circumstances, any trust manager may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of 80 percent of the then-outstanding Equity Shares entitled to vote generally in the election of trust managers (the "Voting Shares"), voting together as a single class.

                E. Permissible Criteria for Consideration of Best Interests. In determining what is in the best interest of the Trust, a trust manager of the Trust shall consider all of the relevant factors, which may include (i) the immediate and long-term effects of the transaction on the Trust's shareholders, including shareholders, if any, who do not participate in the transaction; (ii) the social and economic effects of the transaction on the Trust's employees, suppliers, creditors and customers and others dealing with the Trust and on the communities in which the Trust operates and is located; (iii) whether the transaction is acceptable, based on the historical and current operating results and financial condition of the Trust; (iv) whether a more favorable price could be obtained for the Trust's shares or other securities in the future; (v) the future value of the Trust's securities;
(vii) any legal or regulatory issues raised by the transaction; and (viii) the business and financial condition and earnings prospects of the other party or parties to the proposed transaction including, without limitation, debt service and other existing financial obligations, financial obligations to be incurred in connection with the transaction, and other foreseeable financial objections of such other party or parties.

                F. Determination by Board. The determination as to any of the following matters, made in good faith by or pursuant to the direction of the Board of Trust Managers consistent with the Declaration of Trust of the Trust and in the absence of actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a court, shall be final and conclusive and shall be binding upon the Trust and every holder of its shares: (i) the amount of the net income of the Trust for any period and the amount of assets at any time legally available for the payment of dividends, redemption of its shares or the payment of other distributions on its shares; (ii) the amount of paid-in surplus, net assets, other surplus, annual or other net profit, net assets in excess of capital, undivided profits or excess of profits over losses on sales of assets; the amount, purpose, time of creation, increase or decrease, alteration or cancellation of any reserves or charges and the propriety thereof (whether or not any obligation or liability for which such reserves shall have been created shall have been paid or discharged); (iii) the fair value, or any sale, bid or asked priced to be applied in determining the fair value, of any asset owned or held by the Trust; and (iv) any matters relating to the acquisition, holding and disposition of any assets by the Trust.

                G. Reserved Powers of Board. The enumeration and definition of particular powers of the Board of Trust Managers included in this Article VII shall in no way be limited or restricted by reference to or inference from the terms of any other clause of this or any other provision of the Declaration of Trust of the Trust, or construed or deemed by inference or otherwise in any manner to exclude or limit the powers conferred upon the Board of Trust Managers under the laws of the State of Texas as now or hereafter in force.

                H. Alteration of Authority Granted to the Board of Trust Managers. The affirmative vote of that proportion of the then-outstanding Voting Shares necessary to approve an amendment to this Declaration of Trust pursuant to the Texas REIT Act, voting together as a single class, shall be required to amend, repeal or adopt any provision inconsistent with this
Section 1.

                I. REIT Qualification. The Board of Trust Managers shall use its best efforts to cause the Trust and its shareholders to qualify for U.S. federal income tax treatment in accordance with the provisions of the Code applicable to REITs (as those terms are defined in paragraph A of Section 5 of Article VI hereof). In furtherance of the foregoing, the Board of Trust Managers shall use its best efforts to take such actions as are necessary, and may take such actions as it deems desirable (in its sole discretion) to preserve the status of the Trust as a REIT; provided, however, that in the event that the Board of Trust Managers determines, in its sole discretion, that it no longer is in the best interests of the Trust to qualify as a REIT, the Board of Trust Managers shall take such actions as are required by the Code, the Texas REIT Act and other applicable law, to cause the matter of termination of qualification as a REIT (as that term is defined in paragraph A of Section 5 of Article VI) to be submitted to a vote of the shareholders of the Trust pursuant to paragraph B of Section 2 of this Section VII.

        Section 2.        Matters Relating to the Shareholders.

                A. Liability of Shareholders. A holder of Equity Shares, or an owner of any beneficial interest in Equity Shares, of the Trust is not under an, and shall not have any, obligation or liability of any nature whatsoever to the Trust or to its obligees with respect to: (i) the Equity Shares other than the obligation to pay to the Trust the full amount of the consideration, fixed in compliance with the Texas REIT Act, for which the Equity Shares were issued; (ii) any contractual obligation of the Trust on the basis that the holder or owner is or was the alter ego of the Trust, or on the basis of actual fraud or constructive fraud, a sham to perpetrate a fraud, or other similar theory; or (iii) any obligation of the Trust on the basis of the failure of the Trust to observe any formality, including the failure to (1) comply with any requirement of the Texas REIT Act or of this Declaration of Trust or of the Bylaws of the Trust; or (2) observe any requirement prescribed by the Texas REIT Act or by this Declaration of Trust or the Bylaws of the Trust for acts taken by the Trust, its Trust Managers, or its shareholders.

                B. Termination of REIT Status. Anything contained in this Declaration of Trust to the contrary notwithstanding, the affirmative vote of the holders of a majority of the then-outstanding Voting Shares, voting as a single class, and the approval of the Board of Trust Managers, shall be required to terminate voluntarily the Trust's status as a REIT (as that term is defined in paragraph A of Section 5 of Article VI).

                C. No Cumulative Rights. Except as may be expressly provided with respect to any class or series of Preferred Shares, shareholders of the Trust shall not have cumulative voting rights in the election of trust managers.

                D. No Preemptive Rights. Except as may be expressly provided with respect to any class or series of Preferred Shares, no holders of shares of the Trust, of whatever class or series, shall have any preferential right of subscription for the purchase of any shares of any class or series or for the purchase of any securities convertible into shares of any class or series of the Trust other than such rights, if any, as the Board of Trust Managers, in its sole discretion, may determine, and for such consideration as the Board of Trust Managers, in its sole discretion, may fix; and except as may be expressly provided with respect to any class or series of Preferred Shares, any shares of any class or series of convertible securities which the Board of Trust Managers may determine to offer for subscription to the holders of shares may, as the Board of Trust Managers shall determine in its sole discretion, be offered to holders of any then-existing class, classes or series of shares or other securities to the exclusion of holders of any or all other then-existing classes or series of securities.

                E. Authority as to Bylaws. The shareholders of the Trust shall have no authority to amend or repeal the Bylaws of the Trust, or to adopt new Bylaws unless (i) specifically authorized to do so by a resolution duly adopted by the Board of Trust Managers, or (ii) any Bylaw duly adopted as herein provided expressly vests authority in the shareholders of the Trust to amend or repeal any such Bylaw, or provides that any such Bylaw may not be amended or appealed without such approval of the shareholders of the Trust as may be therein provided.

                                  ARTICLE VIII
                    LIMITATION OF LIABILITY OF TRUST MANAGERS

         No Trust Manager of the Trust shall be liable to the Trust for any act, omission, loss, damage, or expense arising from the performance of his duty under the Trust save only for his own willful misfeasance or willful malfeasance or gross negligence.

         In addition to, and in no respect whatsoever in limitation of, the foregoing, the liability of each Trust Manager of the Trust for monetary damages shall be eliminated to the fullest extent permitted under the laws of the State of Texas, as the same exist or may be hereafter amended (but, in the case of any such amendment, only to the extent that such amendment permits broader elimination or limitation of liability of a Trust Manager than said law permitted prior to such amendment), and no Trust Manager of the Trust shall be liable to the Trust or its shareholders for monetary damages except to the extent, and only to the extent, such elimination or limitation of liability is expressly prohibited under the laws of the State of Texas, as the same exist or may be hereafter amended (but, in the case of any such amendment, only to the extent that such amendment permits broader elimination or limitation of liability of a Trust Manager than said law permitted prior to such amendment). If after the date hereof the laws of the State of Texas are amended to authorize broader elimination or limitation of liability of a Trust Manager, upon the effective date of such amendment the liability of a Trust Manager shall without further act also be eliminated and limited to such broader extent to the fullest extent not prohibited by the laws of the State of Texas as so amended. The provisions of this Article VIII shall be deemed to be a contract with each Trust Manager of the Trust who serves as such at any time while such provisions are in effect, and each such Trust Manager shall be deemed to be serving as such in reliance on the provisions of this Article VIII. No repeal or amendment of this Declaration of Trust shall adversely affect any right or any elimination or limitation of liability of a Trust Manager existing at the time of the repeal or amendment.

                                   ARTICLE IX
                                INDEMNIFICATION

         Each person who is or was or who agrees to become a Trust Manager or officer of the Trust, or each person who, while a Trust manager of the Trust, is or was serving or who agrees to serve, at the request of the Trust, as a Trust manager, director, officer, partner, joint venturer, employee or trustee of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (including the heirs, executor, administrators or estate of such person), shall be indemnified by the Trust, and shall be entitled to have paid on his behalf or be reimbursed for reasonable expenses in advance of final disposition of a proceeding, in accordance with the Bylaws of the Trust, to the full extent permitted from time to time by the Texas REIT Act as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Trust to provide broader indemnification rights than said law permitted the Trust to provide prior to such amendment) or any other applicable laws presently or hereafter in effect. The Trust shall have the power, with the approval of the Board of Trust Managers, to provide such indemnification and advancement of expenses to any employee or agent of the Trust, in accordance with the Bylaws of the Trust. Without limiting the generality or the effect of the foregoing, the Trust may enter into one or more agreements with any person which provide for indemnification greater or different than that provided in this Article IX. Any amendment or repeal of this Article IX shall not adversely affect any right or protection existing hereunder immediately prior to such amendment or repeal and shall not adversely affect any right or protection then existing pursuant to any such indemnification agreement.


                                   ARTICLE X
                                   AMENDMENT

         The Trust reserves the right at any time and from time to time to amend, alter, change or repeal any provision contained in its Declaration of Trust and any other provisions authorized by the laws of the State of Texas at the time in force may be added or inserted in the manner now or hereafter prescribed herein or by applicable law, and all rights, preferences and privileges of whatsoever nature conferred upon shareholders, trust managers or any other persons whomsoever by and pursuant to this Declaration of Trust in its present form or as hereafter amended are granted subject to the rights reserved in this Article X; provided, however, that any amendment or repeal of Articles VIII, IX or this Article X of this Declaration of Trust shall not adversely affect any right or protection existing hereunder immediately prior to such amendment or repeal.

                                   ARTICLE XI
                          SPECIAL VOTING REQUIREMENTS

        Section 1.      Definitions.

                A. In General. In this Article XI, the following words have the meanings indicated.

                B. Affiliates. "Affiliate," including the term "affiliated person," means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, a specified person.

                C. Associate. "Associate," when used to indicate a relationship with any person, means:

                        (1) Any corporation or organization (other than the corporation or a subsidiary of the corporation) of which such person is an officer, director, or partner or is, directly or indirectly, the beneficial owner of 10 percent or more of any class of equity securities;

                        (2) Any trust or other estate in. which such person has a substantial beneficial interest or as to which such person serves as trustee or in a similar fiduciary capacity; and

                        (3) Any relative or spouse of such person, or any relative of such spouse, who has the same home as such person or who is a director or officer of the corporation or any of its affiliates.

                D. Beneficial Owner. "Beneficial owner," when used with respect to any voting stock, means a person:

                        (1) That, individually or with any of its affiliates or associates, beneficially owns voting stock, directly or indirectly; or

                        (2) That, individually or with any of its affiliates or associates, has:

                                (i)     The right to acquire voting stock
(whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; or (ii) The right to vote voting stock pursuant to any agreement, arrangement, or understanding; or

                        (3) That has any agreement, arrangement, or understanding for the purpose of acquiring, holding, voting, or disposing of voting stock with any other person that beneficially owns, or whose affiliates or associates beneficially own, directly or indirectly, such shares of voting stock.

                E.      Business Combination. "Business combination" means:

                        (1) Unless the merger, consolidation, or share exchange does not alter the contract rights of the stock as expressly set forth in the charter or change or convert in whole or in part the outstanding shares of stock of the Trust, any merger, consolidation, or share exchange of the Trust or any subsidiary with any interested shareholder or (ii) any other corporation (whether or not itself an interested shareholder) which is, or after the merger, consolidation, or share exchange would be, an affiliate of an interested shareholder that was an interested shareholder prior to the transaction;

                        (2)     Any sale, lease, transfer, or other
disposition, other than in the ordinary course of business, in one transaction or a series of transactions in any 12-month period, to any interested shareholder or any affiliate of any interested shareholder (other than the Trust or any of its subsidiaries) of any assets of the Trust or any subsidiary having, measured at the time the transaction or transactions are approved by the board of Trust Managers of the Trust, an aggregate book value as of the end of the Trust's most recently ended fiscal quarter of 10 percent or more of the total market value of the outstanding stock of the Trust or of its net worth as of the end of its most recently ended fiscal quarter;

                        (3) The issuance or transfer by the Trust, or any subsidiary, in one transaction or a series of transactions, of any equity securities of the Trust or any subsidiary which have an aggregate market value of 5 percent or more of the total market value of the outstanding stock of the Trust to any interested shareholder or any affiliate of any interested shareholder (other than the Trust or any subsidiary) except pursuant to the exercise of warrants or rights to purchase securities offered pro rata to all holders of the Trust's voting stock or any other method affording substantially proportionate treatment to the holders of voting stock;

                        (4) The adoption of any plan or proposal for the liquidation or dissolution of the Trust in which anything other than cash will be received by an interested shareholder or any affiliate of any interested shareholder;

                        (5) Any reclassification of securities (including any reverse stock split), or recapitalization of the Trust, or any merger, consolidation, or share exchange of the Trust with any subsidiary which has the effect, directly or indirectly, in one or a series of transactions, of increasing by 5 percent or more of the total number of outstanding shares, the proportionate a-mount of the outstanding shares of any class of equity securities of the Trust or any subsidiary which is directly or indirectly owned by any interested shareholder or any affiliate of any interested shareholder; or

                        (6) The receipt by any interested shareholder or any affiliate of any interested shareholder (other than the Trust or any subsidiary) of the benefit, directly or indirectly (except proportionately as a shareholder), of any loan, advance, guarantee, pledge, or other financial assistance or any tax credit or other tax advantage provided by the Trust or any of its subsidiaries.

                F. Common Stock. "Common Stock" means any stock other than preferred or preference stock.

                G. Control. "Control," including the terms "controlling," "controlled by" and "under common control with," means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract, or otherwise, and the beneficial ownership of 10 percent or more of the votes entitled to be cast by an entity's voting stock creates a presumption of control.

                H. Corporation. "Corporation" includes a real estate investment trust.

                I.      Equity Security. "Equity security" means:

                        (1) Any stock or similar security, certificate of interest, or participation in sharing agreement, voting trust certificate, or certificate of deposit for an equity security;

                        (2) Any security convertible, with or without consideration, into an equity security, or any warrant or other security carrying any right to subscribe to or purchase or equity security; or

                        (3) Any put, call, straddle, or other option or privilege of buying an equity security from or selling an equity security to another without being bound to do so.

                J. Interested Shareholder. "Interested shareholder" means any person (other than the Trust or any subsidiary) that:

                        (1)     (i)     Is the beneficial owner, directly or
indirectly, of 10 percent or more of the voting power of the outstanding voting stock of the Trust; or

                                (ii)    Is an affiliate or associate of the
Trust and at any time within the 2 year period immediately prior to the date in question was the beneficial owner, directly or indirectly, or 10 percent or more of the voting power of the then outstanding voting stock of the Trust.

                        (2) For the purpose of determining whether a person is an interested shareholder, the number of shares of voting stock deemed to be outstanding shall include shares deemed owned by the person through application of subsection (d) of this section but may not include any other shares of voting stock which may be issuable pursuant to any agreement, arrangement, or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                K.      Market Value. "Market value" means:

                        (1) In the case of stock, the highest closing sale price during the 30 day period immediately preceding the date in question of a share of such stock on the composite tape for New York Stock Exchange-listed stocks, or, if such stock is not quoted on the composite tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30 day period preceding the date in question on The Nasdaq Stock Market, or any other nationally recognized automated quotation system then in use, or, if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the board of directors of the corporation in good faith; and

                        (2) In the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the board of directors of the corporation in good faith.

                L. Subsidiary. "Subsidiary" means, unless the context indicates otherwise, any Corporation of which voting stock having a majority of the votes entitled to be cast is owned, directly or indirectly, by the Trust.

                M. Voting Stock. "Voting stock" means shares of capital stock of the Trust entitled to vote generally in the election of Trust Managers.

        Section 2.      Voting Requirements.

                A. Unless an exemption under Section 3(c) or (d) of this Article applies, the Trust may not engage in any business combination with any interested shareholder or any affiliate of the interested shareholder for a period of five (5) years following the most recent date on which the interested shareholder became an interested shareholder.

                B. Unless an exemption under Section 3 of this Article XI applies, in addition to any vote otherwise required by law or this Declaration of Trust, a business combination that is not prohibited by subsection (a) of this Section 2 shall be recommended by the Board of Trust Managers and approved by the affirmative vote of at least:

                        (1) 80 percent of the votes entitled to be cast by outstanding shares of voting stock of the Trust, voting together as a single voting group; and

                        (2) Two-thirds of the votes entitled to be cast by holders of voting stock other than voting stock held by the interested shareholder who will (or whose affiliate will) be a party to the business combination or by an affiliate or associate of the interested shareholder, voting together as a single voting group.

        Section 3.      When Voting Requirement Not Applicable.

                A.      For purposes of this Section 3:

                        (1) "Announcement date" means the first general public announcement of the proposal or intention to make a proposal of the business combination or its first communication generally to shareholders of the Trust, whichever is earlier,

                        (2) "Determination date" means the most recent date on which the interested shareholder became an interested shareholder, and

                        (3)     "Valuation date" means:

                                (i)     For a business combination voted upon
by shareholders, the latter of the day prior to the date of the shareholders, vote or the day 20 days prior to the consummation of the business combination; and

                                (ii)    For a  business combination not voted
upon by shareholders, the date of the consummation of the business combination.

                B. The vote required by Section 2(b) of this Article XI does not apply to a business combination as defined in Section 1(e)(1) of this Article XI if each of the following conditions is met:

                        (1) The aggregate amount of the cash and the market value as of the valuation date of consideration other than cash to be received per share by holders of common stock in such business combination is at least equal to the highest of the following:

                                (i)     The highest per share price (including
any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of common stock of the same class or series acquired by it within the 5-year period immediately prior to the announcement date of the proposal of the business combination, plus an amount equal to interest compounded annually from the earliest date on which the highest per share acquisition price was paid through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of common stock from the earliest date through the valuation date, up to the amount of the interest; or

                                (ii)    The highest per share price (including
any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of common stock of the same class or series acquired by it on, or within the 5-year period immediately before, the determination date, plus an amount equal to interest compounded annually from the earliest date on which the highest per share acquisition price was paid through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of common stock from the earliest date through the valuation date, up to the amount of the interest; or

                                (iii)   The market value per share of common
stock of the same class or series on the announcement date, plus an amount equal to interest compounded annually from that date through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of common stock from that date through the valuation date, up to the amount of the interest; or

                                (iv)    The market value per share of common
stock of the same class or series on the determination date, plus an amount equal to interest compounded annually from that date through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of common stock from that date through the valuation date, up to the amount of the interest; or

                                (v)     The price per share equal to the market
value per share of common stock of the same class or series on the announcement date or on the determination date, whichever is higher, multiplied by the fraction of:

                                        1.      The highest per share price
(including any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of common stock of the same class or series acquired by it within the 5-year period immediately prior to the announcement date, over

                                        2.      The market value per share of
common stock of the same class or series on the first day in such 5-year period on which the interested shareholder acquired any shares of common stock.

                        (2) The aggregate amount of the cash and the market value as of the valuation date of consideration other than cash to be received per share by holders of shares of any class or series of outstanding stock other than common stock in the business combination is at least equal the highest of the following (whether or not the interested shareholder has previously acquired any shares of the particular class or series of stock):

                                (i)     The highest per share price (including
any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of such class or series of stock acquired by it: within the 5-year period immediately prior to the announcement date of the proposal of the business combination, plus an amount equal to interest compounded annually from the earliest date on which the highest per share acquisition price was paid through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of the class or series of stock from the earliest date through the valuation date, up to the amount of the interest; or

                                (ii)    The highest per share price (including
any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of such class or series of stock acquired by it on, or within the 5-year period immediately prior to, the determination date, plus an amount equal to interest compounded annually from the earliest date on which highest per share acquisition price was paid through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of the class or series of stock from the earliest date through the valuation date, to the amount of the interest; or

                                (iii)   The highest preferential amount per
share to which the holders of shares of such class or series of stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation; or

                                (iv)    The market value per share of such
class or series of stock on the announcement date, plus an amount equal to interest compounded annually from that date through the valuation date at the rate for 1-year United States Treasury obligations from time to time in effect, less the aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of the class or series of stock from that date through the valuation date, up to the amount of the interest; or

                                (v)     The market value per share of such
class or series of stock on the determination date, plus an amount equal to interest compounded annually from that date through the valuation at the rate for 1-year United States Treasury obligations from time to time in effect, less aggregate amount of any cash dividends paid and the market value of any dividends paid in other than cash, per share of the class or series of stock from that date through the valuation date, up to the amount of the interest; or

                                (vi)    The price per share equal to the market
value per share of such class or series of stock on the announcement date or on the determination date, whichever is higher, multiplied by fraction of:

                                (vii)   The highest per share price (including
any brokerage commissions, transfer taxes and soliciting dealers, fees) paid by the interested shareholder for any shares of any class of voting stock acquired by it within the 5-year period immediately prior to the announcement date, over

                                (viii)  The market value per share of the same
class of voting stock on the first day in such 5-year period on which the interested shareholder acquired any shares of the same class of voting stock.

                        (3) The consideration to be received by holders of any class or series of outstanding stock is to be in cash or in the same form as the interested shareholder has previously paid for shares of the same class or series of stock. If the interested shareholder has paid for shares of any class or series of stock with varying forms of consideration, the form of consideration for such class or series of stock shall be either cash or the form used to acquire the largest number of shares of such class or series of stock previously acquired by it.

                        (4)     (i)     After the determination date and prior
to the consummation of such business combination:

                                        1.      There  shall have been no
failure to declare and pay at the regular date therefor any full periodic dividends (whether or not cumulative) on any outstanding preferred shares of the Trust;

                                        2.      There shall have been:

                                                A.      No reduction  in the
annual rate of dividends paid on any class or series of stock of the Trust that is not preferred stock (except as necessary to reflect any subdivision of the stock); and

                                                B.      An  increase in such
annual rate of  dividends  as  necessary  to reflect any reclassification
(including   any  reverse  stock  split),   recapitalization, reorganization
or any similar transaction which has the effect of reducing the number of outstanding shares of the stock; and

                                        3.      The  interested  shareholder
did not become the beneficial owner of any additional. shares of stock of the corporation except as part of the transaction which resulted in such interested shareholder becoming an interested shareholder or by virtue of proportionate stock splits or stock dividends.

                                (ii)    The provisions of  sub-paragraphs  1.
and 2. of subparagraph 4(i) above do not apply if no interested shareholder or an affiliate or associate of the interested shareholder voted as a director of the corporation in a manner inconsistent with such sub-subparagraphs and the interested shareholder, within 10 days after any
act  or   failure   to  act   inconsistent   with   such sub-subparagraphs,
notifies the board of Trust Managers of the Trust in writing that the interested shareholder disapproves thereof and requests in good faith that the board of Trust managers rectify such act or failure to act.

                C.      (1)     The provisions of Section 2 of this Article XI
do not apply to business combinations that specifically, generally, or generally by types, as to specifically identified or unidentified existing or future interested shareholders or their affiliates, which have been approved or exempted therefrom, in whole or in part, by resolution of the board of Trust Managers of the Trust if involving transactions with a particular interested shareholder or its existing or future affiliates, at any time prior to the determination date.

                        (2) Unless by its terms a resolution adopted under this subsection is made irrevocable, it may be altered or repealed by the board of Trust Managers, but this shall not affect any business combinations that have been consummated, or are the subject of an existing agreement entered into, prior to the alteration or repeal.

                D. The provisions of Section 2 of this Article XI do not apply to any business combination of the Trust with an interested shareholder that became an interested shareholder inadvertently, if the interested shareholder: (1) as soon as practicable (but not more than 10 days after the interested shareholder knew or should have known it had become an interested shareholder) divests itself of a sufficient amount of the voting stock of the corporation so that it no longer is the beneficial owner, directly or indirectly, of 10 percent or more of the outstanding voting stock of the corporation; and (2) would not at any time within the 5-year period preceding the announcement date with respect to the business combination have been an interested shareholder except by inadvertence.

                                  ARTICLE XII
                    VOTING RIGHTS OF CERTAIN CONTROL SHARES

        Section 1.      Definitions.

                A. In this Article XII, the following words have the meanings indicated.

                B. "Acquiring person" means a person who makes or proposes to make a control share acquisition.

                C. "Associate," when used to indicate a relationship with any person, means:

                        (1)     An "associate" as defined in Section 1(c) of

Article XI; or

                        (2)     A person that:

                                (i)     Directly or indirectly controls, or is
controlled by, or is under common control with, the person specified; or

                                (ii)    Is acting or intends to act jointly or
in concert with the person specified.

                D.      (1)     "Control shares" means shares of stock that,
except for this Article XII, would, if aggregated with all other shares of stock of the Trust (including shares of which is excluded from "control share acquisition" in subsection (e)(2) of this section) owned by a person or in respect of which that person is entitled to exercise or direct the exercise of voting power, except solely by virtue of a revocable proxy, entitle that person, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the Trust in the election of Trust Managers within any of the following ranges of voting power:

                                (a)     One-fifth or more, but less than
one-third of all voting power,

                                (b)     One-third or more, but less than a
majority of all voting power, or

                                (c)     A majority or more of all voting power.

                        (2) "Control shares" includes shares of stock of the Trust only to the extent that the acquiring person, following the acquisition of the shares, is entitled, directly or indirectly, to exercise or direct the exercise of voting power within any level of voting power set forth in this section for which approval has not been obtained previously under Section 2 of this Article XII.

                E.      (1)     "Control  share  acquisition"   means  the
acquisition,   directly  or indirectly,  by any person, of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares.

                        (2) "Control share acquisition" does not include the acquisition of shares:

                                (a)     Under the laws of descent and
distribution;

                                (b)     Under  the  satisfaction  of a  pledge
or other security interest charged created in good faith and not for the purpose of circumventing this Article; or

                                (c)     Under a merger, consolidation, or share
exchange if the Trust is a party to the merger, consolidation, or share exchange.

                        (3) Unless the acquisition entitles any person, directly or indirectly, to exercise or direct the exercise of voting power in the election of Trust Managers in excess of the range of voting power previously authorized or attained under an acquisition that is exempt under paragraph (2) of this subsection, "control share acquisition" does not include the acquisition of shares of a corporation in good faith and not for the purpose of circumventing this Article by or from:

                                (a)     Any  person  whose voting rights have
previously been authorized by shareholders in compliance with this Article; or

                                (b)     Any person whose previous acquisition
of shares of stock of the Trust would have constituted a control share acquisition but for paragraph (2) of this subsection.

                F. "Interested shares" means shares of a corporation in respect of which any of the following persons is entitled to exercise or direct the exercise of the voting power of shares of stock of the Trust in the election of Trust Managers:

                           (1)      An acquiring person;

                           (2)      An officer of the Trust; or,

                           (3) An employee of the Trust who is also a Trust Manager of the Trust.

                G.      "Corporation" includes a real estate investment trust.

                H.      "Person" includes an associate of the person.

        Section 2.      Voting Rights.

                A. Approval by Shareholders. Control shares of the Trust acquired in a control share acquisition have no voting rights except to the extent approved by the shareholders at a meeting held under Section 4 of this
Article XII by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

                B. Acquisition of Shares; Voting Power. For the purposes of Section 1(D) of this Article XII:

                        (1) Shares acquired within 90 days or shares acquired under a plan to make a control share acquisition are considered to have been acquired in the same acquisition; and

                        (2) A person may not be deemed to be entitled to exercise or direct the exercise of voting power with respect to shares held for the benefit of others if the person:

                                (a)     Is acting in the ordinary course of
business, in good faith and not for the purpose of circumventing the provisions of this section; and

                                (b)     Is not entitled to exercise or to
direct the exercise of the voting power of the shares unless the person first seeks to obtain the instruction of another person.

        Section 3.      Acquiring Person Statement.

         Any person who proposes to make or who has made a control share acquisition may deliver an acquiring person statement to the Trust at the Trust's principal office. The acquiring person statement shall set forth all of the following:

                A. The identity of the acquiring person and each other member of any group of which the person is a part for purposes of determining control shares;

                B. A statement that the acquiring person statement is given under this Article XII;

                C. The number of shares of the Trust owned (directly or indirectly) by the acquiring person and each other member of any group;

                D. The applicable range of voting power as set forth in Section 1 of this Article XII; and

                E.      The control share acquisition has not occurred:

                        (1) A description in reasonable detail of the terms of the proposed control share acquisition; and

                        (2) Representations of the acquiring person, together with a statement in reasonable detail of the facts on which they are based, that:

                                (a)     The proposed control share acquisition,
if consummated, will not be contrary to law;  and

                                (b)     The  acquiring  person  has  the
financial capacity, through financing to be provided by the acquiring person and any additional specified sources of financing required under Section 5 of this Article XII, to make the proposed control share acquisition.

        Section 4.      Special Meeting.

                A.      Request by Acquiring Person. Except as provided in
Section 5 of this Article XII, if the acquiring person requests, at the time of delivery of an acquiring person statement, and gives a written undertaking to pay the Trust's expenses of a special meeting, except the expenses of opposing approval of the voting rights, within 10 days after the day on which the corporation receives both the request and undertaking, the Trust Managers of the Trust shall call a special meeting of shareholders of the Trust for the purpose of considering the voting rights to be accorded the shares acquired or to be acquired in the control share acquisition.

                B. Bond. The Trust may require the acquiring person to give bond, with sufficient surety, to reasonably assure the Trust that this undertaking will be satisfied.

                C. Time for Meeting. Unless the acquiring person agrees in writing to another date, the special meeting of shareholders shall be held within 50 days after the day on which the Trust has received both the request and the undertaking.

                D. Delay at Request of Acquiring Person. If the acquiring person makes a request in writing at the time of delivery of the acquiring person statement, the special meeting may not be held sooner than 30 days after the day on which the Trust receives the acquiring person statement.

                E.      In Absence of Request.

                        (1) If no request is made under subsection (a) of this Section, the issue of the voting rights to be accorded the shares acquired in the control shares acquisition may, at the option of the Trust, be presented for consideration at any meeting of shareholders.

                        (2) If no request is made under subsection (a) of this Section and the Trust proposes to present the issue of the voting rights to be accorded the shares acquired is a control share acquisition for consideration at any meeting of shareholders, the Trust shall provide the acquiring person with written notice of the proposal not less than 20 days before the date on which notice of the meeting is given.

        Section 5.      Calls.

         A call of a special meeting of shareholders of the Trust is not required to be made under Section 4(a) of this Article XII unless, at the time of delivery of an acquiring person statement under Section 3 of this Article, the acquiring person has:

                A. Entered into a definitive financing agreement or agreements with one or more responsible financial institutions or other entities that have the necessary financial capacity, providing for any amount of financing of the control share acquisition not to be provided by the acquiring person; and

                B.      Delivered a copy of the agreements to the Trust.

        Section 6.      Notice of Meeting.

                A. In General. If a special meeting of shareholders is requested, notice of the special meeting shall be given as promptly as reasonably practicable by the Trust to all shareholders of record as of the record date set for the meeting, whether or not the shareholder is entitled to vote at the meeting.

                B. Contents. Notice of the special or annual meeting of shareholders at which the voting rights are to be considered shall include or be accompanied by the following:

                        (1) A copy of the acquiring person statement delivered to the Trust under Section 3 of this Article XII; and

                        (2) A statement by the board of Trust Managers of the Trust setting forth the position or recommendation of the board, or stating that the board is taking no position or making no recommendation, with respect to the issue of voting rights to be accorded the control shares.

        Section 7.      Redemption Rights.

                A. Upon delivery of acquiring person statement. If an acquiring person statement has been delivered on or before the 10th day after the control share acquisition, the Trust at its option, shall have the right to redeem any or all control shares, except control shares for which voting have been previously approved under Section 2 of this Article XII, at any time during a 60-day period commencing on the day of a meeting at which voting rights are considered under Section 4 of this Article and are not approved.

                B. In absence of delivery of acquiring person statement. In addition to the redemption rights authorized under subsection (a) of this
Section 7, if an acquiring person statement has not been delivered on or before the 10th day after the control share acquisition, the Trust, at its option, shall have the right to redeem any or all control shares, except control shares for which voting rights have been previously approved under Section 2 of this
Article XII, at any time during a period commencing on the 11th day after the control share acquisition and ending 60 days after a statement has been delivered.

                C. Fair Value. Any redemption of control shares under this section shall be at the fair value of the shares. For purposes of this section, "fair value," shall be determined:

                        (1) As of the date of the last acquisition of control shares by the acquiring person in a control share acquisition or, if a meeting is held under Section 4 of this Article XII, as of the date of the meeting; and

                        (2) Without regard to the absence of voting rights for the control shares.

        Section 8.      Status as Dissenting Shareholders.

                A. In General. Before a control share acquisition has occurred, if voting rights for control shares are approved at a meeting held under Section 4 of this Article XII and the acquiring person is entitled to exercise or direct the exercise of a majority or more of all voting power, all shareholders of the Trust (other than the acquiring person) have the rights of dissenting shareholders as provided in Section
25.10 of the Texas REIT Act.

                B. Trust Deemed Successor. For purposes of applying the provisions of the Texas REIT Act to shareholders under this Section 8, the Trust shall be deemed to be a successor in a merger and the date of the most recent approval of voting rights referred to in subsection (a) of this Article XII shall be deemed to be the date of filing of articles of merger for record as therein provided.

                C. Status to be Contained in Notice. The notice required by Section 6 of this Article XII shall also state that shareholders (other than the acquiring person) are entitled to the rights of dissenting shareholders under the Texas REIT Act and shall include a copy the applicable provisions thereof.

                D. Application of Texas REIT Act. For purposes of applying the provisions of the Texas REIT Act to this Section:

                        (1) "Fair value" may not be less than the highest price per share paid by the acquiring person in the control share acquisition; and

                        (2) Sections 25.10(B) and 25.20(l)(a) of the Texas REIT Act do not apply.

         IN WITNESS WHEREOF, the undersigned executive officer of the Trust does hereby execute this Amended and Restated Declaration of Trust as of the 27th day of December, 2002.


                         --------------------------------------
                         Charles C. Braun
                         Executive Vice President and Chief Financial Officer

THE STATE OF TEXAS

COUNTY OF HARRIS


         I, ______________________________, a Notary Public in and for Harris
County, Texas, do hereby certify that on this 27th day of December, 2002, personally before me appeared Charles C. Braun, who being by me first duly sworn, declared that he is the person who signed the foregoing document as the Executive Vice President and Chief Financial Officer and that the statements therein contained are true.




                                -------------------------------------------
                                Notary Public in and for the State of Texas

                                  EXHIBIT 3.2


                                     BYLAWS
                                       OF
                                     AMREIT


                                TABLE OF CONTENTS
ARTICLE I             OFFICES AND RECORDS.........................................................................1
         SECTION 1.1                PRINCIPAL OFFICE..............................................................1
         SECTION 1.2                ADDITIONAL OFFICES............................................................1
         SECTION 1.3                BOOKS AND RECORDS.............................................................1
ARTICLE II            SHAREHOLDERS................................................................................1
         SECTION 2.1                ANNUAL MEETING................................................................1
         SECTION 2.2                SPECIAL MEETINGS..............................................................1
         SECTION 2.3                PLACE OF MEETING..............................................................2
         SECTION 2.4                NOTICE OF MEETING.............................................................2
         SECTION 2.5                MEETING WITHOUT NOTICE; WAIVER OF NOTICE......................................2
         SECTION 2.6                QUORUM........................................................................2
         SECTION 2.7                ADJOURNMENT...................................................................2
         SECTION 2.8                PROXIES.......................................................................2
         SECTION 2.9                NOTICE OF SHAREHOLDER BUSINESS AND NOMINATIONS................................3
         SECTION 2.10               PROCEDURE FOR ELECTION OF TRUST MANAGERS......................................5
         SECTION 2.11               VOTE OF SHAREHOLDERS..........................................................5
         SECTION 2.12               OPENING AND CLOSING THE POLLS.................................................5
         SECTION 2.13               INSPECTORS....................................................................5
         SECTION 2.14               INFORMAL ACTION...............................................................6
ARTICLE III           BOARD OF TRUST MANAGERS.....................................................................6
         SECTION 3.1                GENERAL POWERS................................................................6
         SECTION 3.2                NUMBER, TENURE AND QUALIFICATIONS.............................................6
         SECTION 3.3                COMPOSITION OF THE BOARD OF TRUST MANAGERS....................................7
         SECTION 3.4                REGULAR MEETINGS..............................................................7
         SECTION 3.5                SPECIAL MEETINGS..............................................................7
         SECTION 3.6                NOTICE........................................................................7
         SECTION 3.7                QUORUM........................................................................7
         SECTION 3.8                PARTICIPATION BY CONFERENCE TELEPHONE.........................................8
         SECTION 3.9                PRESUMPTION OF ASSENT.........................................................8
         SECTION 3.10               ADJOURNMENTS..................................................................8
         SECTION 3.11               INFORMAL ACTION...............................................................8
         SECTION 3.12               VACANCIES.....................................................................8
         SECTION 3.13               REMOVAL.......................................................................9
         SECTION 3.14               COMMITTEES....................................................................9
ARTICLE IV            OFFICERS...................................................................................10
         SECTION 4.1                CATEGORIES OF OFFICERS.......................................................10
         SECTION 4.2                ELECTION AND TERM OF OFFICE..................................................10
         SECTION 4.3                CHAIRMAN OF THE BOARD........................................................11
         SECTION 4.4                CHIEF EXECUTIVE OFFICER......................................................11
         SECTION 4.5                PRESIDENT....................................................................11
         SECTION 4.6                VICE PRESIDENTS..............................................................11
         SECTION 4.7                SECRETARY....................................................................12
         SECTION 4.8                TREASURER....................................................................12
         SECTION 4.9                REMOVAL......................................................................12
         SECTION 4.10               SALARIES.....................................................................12
         SECTION 4.11               VACANCIES....................................................................13
         SECTION 4.12               RESIGNATIONS.................................................................13
ARTICLE V             SHARE CERTIFICATES AND TRANSFERS...........................................................13
         SECTION 5.1                SHARE CERTIFICATES...........................................................13
         SECTION 5.2                RECORD DATE AND CLOSING OF TRANSFER BOOKS....................................13
         SECTION 5.3                REGISTERED SHAREHOLDERS......................................................14
         SECTION 5.4                LOST CERTIFICATES............................................................14
ARTICLE VI            MISCELLANEOUS PROVISIONS...................................................................14
         SECTION 6.1                FISCAL YEAR..................................................................14
         SECTION 6.2                DIVIDENDS....................................................................14
         SECTION 6.3                DEBT LIMITATIONS.............................................................14
         SECTION 6.4                SEAL.........................................................................15
         SECTION 6.5                EXECUTION OF WRITTEN INSTRUMENTS.............................................15
         SECTION 6.6                SIGNING OF CHECKS AND NOTES..................................................15
         SECTION 6.7                VOTING OF SECURITIES HELD IN OTHER ENTITIES..................................15
         SECTION 6.8                INDEMNIFICATION AND INSURANCE................................................15
ARTICLE VII           AMENDMENTS.................................................................................20


                                     BYLAWS
                                       OF
                                     AMREIT

                 ORGANIZED UNDER THE LAWS OF THE STATE OF TEXAS


                                   ARTICLE I

                               OFFICES AND RECORDS


     SECTION 1.1 PRINCIPAL OFFICE. The initial address of the principal office of the Company in the State of Texas is 8 Greenway Plaza, Suite 824, Houston, Texas 77046.

     SECTION 1.2 ADDITIONAL OFFICES. The Company may have such other offices, either within or without the State of Texas, as the Board of Trust Managers from time to time may designate or as the business of the Company from time to time may require.

     SECTION 1.3 BOOKS AND RECORDS. The books and records of the Company may be kept, either within or without the State of Texas, at such place or places as the Board of Trust Managers from time to time may designate.

                                   ARTICLE II

                                  SHAREHOLDERS

     SECTION 2.1 ANNUAL MEETING. An annual meeting of the shareholders of the Company shall be held each year on such date and at such time as may be fixed by resolution of the Board of Trust Managers.

     SECTION 2.2 SPECIAL MEETINGS. Subject to the rights of the holders of any class or series of preferred shares of the Company ("Preferred Shares") to elect additional trust managers under specified circumstances, special meetings of the shareholders may be called only by the Chairman of the Board, the Vice Chairman of the Board, the Chief Executive Officer, the President, the Board of Trust Managers pursuant to a resolution adopted by a majority of the total number of trust managers constituting the whole Board of Trust Managers (the "Whole Board"), or by written request to the Secretary by the holders of not less than 25 percent of all of the shares then outstanding and entitled to vote at such meeting (the "Voting Shares"); provided that (i) the Secretary shall inform the shareholders requesting such meeting of the reasonably estimated cost of preparing and disseminating notice thereof and shall not be required to give such notice until the Company has received payment in such amount from such shareholders and (ii) unless requested by holders of a majority of the Voting Shares, the Secretary shall not be required to call a special meeting to consider any matter which is substantially the same as a matter voted on at any special meeting of the shareholders held during the twelve (12) months preceding the request to call such new special meeting.

     SECTION 2.3 PLACE OF MEETING. Meetings shall be held at the principal office of the Company or at such other place, within or without the State of Texas, as the Board of Trust Managers from time to time by resolution may designate.

     SECTION 2.4 NOTICE OF MEETING. Written or printed notice, stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be prepared and delivered by the Company, not less than ten (10) days nor more than sixty (60) days before the date of the meeting, personally or by mail, to each shareholder of record entitled to vote at such meeting and to each shareholder or other person, if any, entitled to notice of the meeting. If delivered by mail, such notice shall be deemed to be delivered when deposited in the United States mail with postage thereon prepaid, addressed to the shareholder at his or her address as it appears on the share transfer books of the Company. If delivered personally, such notice shall be deemed given when so delivered to the shareholder as provided above and if by facsimile, such notice shall be deemed given upon completion of the facsimile transmission to the shareholder as provided above. Meetings may be held without notice if all shareholders entitled to vote are present, or if notice is waived by those not present in accordance with Section 2.5 of these Bylaws. Any previously scheduled meeting of the shareholders may be postponed by resolution of the Board of Trust Managers upon public notice given prior to the date scheduled for such meeting.

     SECTION 2.5 MEETING WITHOUT NOTICE; WAIVER OF NOTICE. Either before or after a shareholders' meeting, a shareholder may waive notice thereof by executing a waiver of notice to be filed with the Company's records of shareholder meetings. Any such written notice shall be deemed to be the equivalent of notice pursuant to Section 2.4 hereof. Attendance at a shareholders' meeting, either in person or by proxy, by a person entitled to notice thereof shall constitute a waiver of notice of the meeting unless such person attends for the sole and express purpose of objecting to the transaction of business on the ground that the meeting was not lawfully called or convened.

     SECTION 2.6 QUORUM. Except as otherwise provided by law or by the Declaration of Trust of the Company, as the same may be amended or restated from time to time (the "Declaration of Trust"), the holders of a majority of the Voting Shares, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, except that when specified business is to be voted on by a class or series voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum for the transaction of such business.

     SECTION 2.7 ADJOURNMENT. A meeting of shareholders convened on the date for which it was called may be adjourned prior to the completion of business thereat to a date not more than one hundred twenty (120) days after the record date of the original meeting. Notice of a subsequent meeting held as a result of an adjournment, other than by announcement at the meeting at which the adjournment was taken, shall not be necessary. If a quorum is present or represented at such subsequent meeting, any business may be transacted thereat which could have been transacted at the meeting which was adjourned.

     SECTION 2.8 PROXIES. At all meetings of shareholders, a shareholder entitled to vote may vote in person or by proxy executed in writing thereby or by his duly authorized attorney-in-fact. A proxy shall not be valid after eleven
(11) months from the date of its execution unless a longer period is expressly stated therein. A proxy shall be revocable unless the proxy form states conspicuously that the proxy is irrevocable and the proxy is coupled with an interest. Each proxy must be filed with the Secretary of the Company or his representative at or before the time of the meeting to which it relates.

     SECTION 2.9 NOTICE OF SHAREHOLDER BUSINESS AND NOMINATIONS.

        A.      ANNUAL MEETING OF SHAREHOLDERS.

                (1) Nominations of persons for election to the Board of Trust Managers of the Company and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (i) pursuant to the Company's notice of meeting delivered pursuant to Section 2.4 of these Bylaws; (ii) by or at the direction of the Chairman of the Board of Trust Managers; or (iii) by any shareholder of the Company who is entitled to vote at the meeting, who has complied with the notice procedures set forth in clauses (2) and (3) of this Paragraph A and who was a shareholder of record at the time such notice is delivered to the Secretary of the Company.

                (2) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of Paragraph A(1) of this Section 2.9, the shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal office of the Company not less than seventy (70) days nor more than ninety
(90) days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of an annual meeting is advanced by more than thirty (30) days or delayed by more than sixty (60) days from such anniversary date, to be timely notice by the shareholder must be so delivered not earlier than the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the seventieth
(70th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made.
Such shareholder's notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a trust manager, all information relating to such person that is required to be disclosed in solicitations of proxies for election of trust managers, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, or any successor statute thereto (the "Exchange Act"), including such person's written consent to being named in the proxy statement as a nominee and to serving as a trust manager if elected; (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (a) the name and address of such shareholder, as they appear on the Company's share transfer books, and the name and address of such beneficial owner; (b) the class or series and number of shares of beneficial interest of the Company which are owned beneficially and of record by such shareholder and such beneficial owner; and (c) the date or dates upon which the shareholder acquired ownership of such shares.

                (3) Notwithstanding anything in the second sentence of Paragraph A(2) of this Section 2.9 to the contrary, in the event that the number of trust managers to be elected to the Board of Trust Managers of the Company is increased and there is no public announcement naming all of the nominees for trust manager or specifying the size of the increased Board of Trust Managers made by the Company at least seventy (70) days prior to the first anniversary of the preceding year's annual meeting, a shareholder's notice required by Paragraph A of this Section 2.9 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the tenth (10th) day following the day on which such public announcement is first made by the Company.

        B. SPECIAL MEETINGS OF SHAREHOLDERS. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Company's notice of meeting pursuant to
Section 2.4 of these Bylaws. Nominations of persons for election to the Board of Trust Managers may be made at a special meeting of shareholders at which trust managers are to be elected pursuant to the Company's notice of meeting
(i) by or at the direction of the Board of Trust Managers or (ii) by any shareholder of the Company who is entitled to vote at the meeting, who complies with the notice procedures set forth in this Section 2.9 and who is a shareholder of record at the time such notice is delivered to the Secretary of the Company. Nominations by shareholders of persons for election to the Board of Trust Managers may be made at such a special meeting of shareholders if the shareholder's notice as required by Paragraph A(2) of this Section 2.9 shall be delivered to the Secretary at the principal office of the Company not earlier than the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of the seventieth (70th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Trust Managers to be elected at such meeting.

        C.      GENERAL.

                (1) Only persons who are nominated in accordance with the procedures set forth in this Section 2.9 shall be eligible to serve as trust managers, and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section. Except as otherwise provided by law, the Declaration of Trust or these Bylaws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or brought in accordance with the procedures set forth in this Section 2.9 and, if any proposed nomination or business is determined not to be in compliance herewith, to declare that such defective nomination or proposal shall be disregarded.

                (2) For purposes of this Section 2.9, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

                (3)     Notwithstanding the foregoing provisions of this
Section 2.9, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth herein. Nothing in this Bylaw shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act or to create any additional rights with respect to any such inclusion.

     SECTION 2.10 PROCEDURE FOR ELECTION OF TRUST MANAGERS. Subject to the rights of the holders of any class or series of Preferred Shares to elect trust managers under specified circumstances, and to the laws of the State of Texas, each shareholder having the right to vote for the election of trust managers shall, unless otherwise provided in the Declaration of Trust or by applicable law, have the right to vote, in person or by proxy, the number of shares owned by such shareholder for as many persons as there are to be elected and for whose election such shareholder has the right to vote. Unless otherwise provided by the Declaration of Trust, no shareholder shall have the right or be permitted to cumulate his or her votes on any basis. Election of trust managers at all meetings of the shareholders at which trust managers are to be elected may be by voice vote, unless the chairman of the meeting shall order, or any shareholder shall demand, that voting be by written ballot, and, except as otherwise expressly provided with respect to the right of the holders of any series of Preferred Shares to elect additional trust managers under specified circumstances, a majority of the votes cast thereat shall elect the trust managers. Voting on any other question or election may be by voice vote, unless the chairman of the meeting shall order, or any shareholder shall demand, that voting be by written ballot.

     SECTION 2.11 VOTE OF SHAREHOLDERS. Subject to the rights of the holders of any class or series of Preferred Shares to elect trust managers under specified circumstances, and to the laws of the State of Texas, each shareholder having the right to vote shall be entitled at every meeting of shareholders to one (1) vote for every share standing in his or her name on the record date fixed by the Board of Trust Managers pursuant to Section 5.2 of these Bylaws. Except as otherwise provided by law, the Declaration of Trust, these Bylaws, any resolution adopted by the Board of Trust Managers authorizing a series of Preferred Shares, or any resolution adopted by a majority of the Whole Board, all matters submitted to the shareholders at any meeting (other than the election of trust managers) shall be decided by a majority of the votes cast with respect thereto.

     SECTION 2.12 OPENING AND CLOSING THE POLLS. The chairman of the meeting shall fix, and announce at the meeting, the date and time of the opening and the closing of the polls for each matter upon which the shareholders are to vote at the meeting.

     SECTION 2.13 INSPECTORS. At any meeting of shareholders, the chairman of such meeting may, and upon the request of any shareholder shall, appoint one or more persons as inspectors for such meeting. Such inspector or inspectors shall ascertain and report the number of shares represented at such meeting in person or by proxy, based upon the determination of such inspector or inspectors of the validity and effect of proxies, count all votes, report the results and perform such other acts as are proper to conduct voting with impartiality and fairness to all shareholders. Each report of inspectors shall be in writing and signed by the inspector or, if there is more than one, by a majority of inspectors acting at such meeting, in which event the report of the majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at a meeting and the results of voting thereat shall be prima facie evidence thereof.

     SECTION 2.14 INFORMAL ACTION. Any action required or permitted to be taken at a meeting of shareholders may be taken without a meeting if the following are filed with the Company's records of shareholder meetings:

                (1) a unanimous written consent which sets forth the action and is signed by each shareholder entitled to vote thereon; and

                (2) a written waiver of any right to dissent signed by each shareholder, if any, entitled to notice of the meeting but not entitled to vote thereat.

                                  ARTICLE III

                             BOARD OF TRUST MANAGERS

     SECTION 3.1 GENERAL POWERS. The business and affairs of the Company shall be managed by, or under the direction of, its Board of Trust Managers. In addition to the powers and authorities expressly conferred by these Bylaws, the Board of Trust Managers may exercise all such powers of the Company and do all such lawful acts and things as are not by law or by the Declaration of Trust or these Bylaws required to be exercised or done by the shareholders.

     SECTION 3.2 NUMBER, TENURE AND QUALIFICATIONS. Subject to the rights of the holders of any class or series of Preferred Shares to elect trust managers under specified circumstances, the number of trust managers shall be fixed from time to time pursuant to a resolution adopted by a majority of the Whole Board, but shall consist of not more than nine (9) nor less than three (3) trust managers who need not be residents of the State of Texas and need not hold shares in the Company; provided that if, at any time, the Company has fewer than three (3) shareholders, the number of trust managers may be less than three (3), but not less than the number of shareholders. At all times as the Board of Trust Managers shall consist of three (3) or more trust managers, the trust managers, other than those who may be elected by the holders of any class or series of Preferred Shares, shall be divided, with respect to the time for which they severally hold office, into three (3) classes, as nearly equal in number as possible, with the term of office of the first class to expire at the first annual meeting of shareholders held after such division into classes, the term of office of the second class to expire at the second annual meeting of shareholders held after such division into classes and the term of office of the third class to expire at the third annual meeting of shareholders held after such division into classes. Each trust manager shall hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of shareholders commencing with the first annual meeting held after such division into classes, trust managers elected to succeed those trust managers whose terms then expire shall be elected for a term of office to expire at the third (3rd) succeeding annual meeting of shareholders after their election, with each trust manager to hold office until his or her successor shall have been duly elected and qualified.

     SECTION 3.3 COMPOSITION OF THE BOARD OF TRUST MANAGERS. Except during a period of vacancy or vacancies on the Board of Trust Managers, a majority of the trust managers at all times shall be persons who are not affiliates (as that term is defined in the next succeeding sentence) of the Company other than affiliation solely by reason of service as a trust manager of the Company (the "Independent Trust Managers"). For purposes of this Section 3.3, "affiliate" shall mean, with respect to the Company, any individual who (i) directly or indirectly controls, is controlled by or is under common control with, such entity or (ii) any officer, director, trust manager, general partner or trustee of such entity (other than a trust manager of the Company who otherwise would be deemed to be an affiliate of the Company solely by reason of service as a trust manager).

     SECTION 3.4 REGULAR MEETINGS. A regular meeting of the Board of Trust Managers to elect officers and consider other business shall be held without notice other than this Section 3.4 immediately after, and at the same place as, each annual meeting of shareholders. The Board of Trust Managers may, by resolution, designate the time and place for additional regular meetings without notice other than such resolution.

     SECTION 3.5 SPECIAL MEETINGS. Special meetings of the Board of Trust Managers shall be called at the request of the Chairman of the Board, the Vice Chairman of the Board, the Chief Executive Officer, the President or a majority of the Board of Trust Managers. The person or persons authorized to call special meetings of the Board of Trust Managers may fix the place and time of the meeting.

     SECTION 3.6 NOTICE. Notice of any special meeting shall be given to each trust manager at his business or residence as recorded in the books and records of the Company or at such other address as such trust manager may designate in writing to the Secretary of the Company by mail, by telegram or express courier, charges prepaid, by facsimile or telephonic communication. If mailed, such notice shall be deemed adequately delivered if deposited in the United States mails so addressed, with postage thereon prepaid, at least five
(5) days before the day of such meeting. If by telegram, such notice shall be deemed adequately delivered if the telegram is delivered to the telegraph company at least twenty-four (24) hours before the time set for such meeting. If by express courier, the notice shall be deemed adequately given if delivered to the courier company at least two (2) days before the day of such meeting. If by telephone or facsimile, the notice shall be deemed adequately delivered if given at least twelve (12) hours prior to the time set for such meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Trust Managers need be specified in the notice of such meeting, except for amendments to these Bylaws as provided under Article VII hereof. A meeting may be held at any time without notice if all the trust managers are present or if those not present waive notice of the meeting in writing, either before or after such meeting. Attendance of a trust manager at a meeting shall constitute waiver of notice of that meeting unless he or she attends for the sole and express purpose of objecting to the transaction of business on the ground that the meeting was not lawfully called or convened.

     SECTION 3.7 QUORUM. A number of trust managers equal to at least a majority of the trust managers then in office shall constitute a quorum for the transaction of business; provided, however, that if the Whole Board consists of two or three trust managers, two trust managers shall constitute a quorum, if the Whole Board consists of one trust manager, one trust manager shall constitute a quorum and that in no event may less than one third (1/3) of the Whole Board constitute a quorum. Anything else herein to the contrary notwithstanding, if at any meeting of the Board of Trust Managers there shall be less than a quorum present, a majority of the trust managers present may adjourn the meeting from time to time without further notice. Except as may otherwise be provided by the Declaration of Trust, these Bylaws or applicable law, the act of the majority of the trust managers present at a meeting at which a quorum is present shall be the act of the Board of Trust Managers. The trust managers present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal or departure of enough trust managers to leave less than a quorum.

     SECTION 3.8 PARTICIPATION BY CONFERENCE TELEPHONE. Members of the Board of Trust Managers, or any committee thereof, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 3.8 shall constitute presence in person at such meeting.

     SECTION 3.9 PRESUMPTION OF ASSENT. A trust manager of the Company who is present at a meeting of the trust managers at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting or unless he or she shall file a written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof.

     SECTION 3.10 ADJOURNMENTS. Any meeting of the Board of Trust Managers may be adjourned prior to the completion of business thereat. Notice of the subsequent meeting held as a result of an adjournment, other than by announcement at the meeting at which the adjournment is taken, shall not be necessary. If a quorum is present at such subsequent meeting, any business may be transacted thereat which could have been transacted at the meeting which was adjourned.

     SECTION 3.11 INFORMAL ACTION. If all of the trust managers consent in writing to any action required or permitted to be taken at a meeting of the Board of Trust Managers or a committee thereof and the writing or writings evidencing such consent is or are filed by the Secretary of the Company with the minutes of proceedings of the Board of Trust Managers or such committee, the action shall be as valid as though it had been taken at a meeting of the Board or committee.

     SECTION 3.12 VACANCIES. Except as otherwise provided in this Section 3.12, subject to the rights of the holders of any class or series of Preferred Shares to elect additional trust managers under specified circumstances, unless the Board of Trust Managers otherwise determines, vacancies resulting from death, resignation, retirement, disqualification, or other cause relating to a then-existing Board position shall be filled by the affirmative vote of a majority of the remaining trust managers, though less than a quorum of the Board of Trust Managers, and newly created trust managerships resulting from an increase in the authorized number of trust managers shall be filled by the affirmative vote of a majority of the Whole Board and, in either event, trust managers so chosen shall hold office for a term expiring at the annual meeting of shareholders at which the term of office of the class to which they have been elected expires and until such trust manager's successor shall have been duly elected and qualified. No decrease in the number of authorized trust managers constituting the Whole Board shall shorten the term of any incumbent trust manager. Vacancies on the Board of Trust Managers due to the removal of a trust manager may be filled by the shareholders at an annual or special meeting called for that purpose, and trust managers so chosen shall hold office for a term expiring at the annual meeting of shareholders at which the term of office of the class to which they have been elected expires and until each such trust manager's successor shall have been duly elected and qualified. The appointment or election of a successor trust manager shall be considered an amendment to the Declaration of Trust.

     SECTION 3.13 REMOVAL. Subject to the rights of the holders of any class or series of Preferred Shares to elect additional trust managers under specified circumstances, any trust manager, or the entire Board of Trust Managers, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least 80 percent of the then outstanding Voting Shares, voting together as a single class.

     SECTION 3.14 COMMITTEES. The Board of Trust Managers, by resolution or resolutions passed by a majority of the Whole Board, may designate from among the members of the trust managers one or more committees which, to the extent provided in such resolution or resolutions, shall have and may exercise all of the authority of the Board of Trust Managers in the business and affairs of the Company to the extent consistent with the Texas Real Estate Investment Trust Act, as amended from time to time, or any successor statute thereto (the "Texas REIT Act"), except the power to amend the Declaration of Trust, to approve a plan of merger or share exchange, to declare dividends or distributions on shares, to amend these Bylaws, to issue shares except in the manner and to the extent prescribed by the Declaration of Trust, these Bylaws or any resolution designating the committee, to fill vacancies in the trust managers or in the committee, to elect or remove officers of the Company or members of the committee, to fix the compensation of any member of the committee, to recommend to the shareholders any action requiring shareholder approval, or to approve any merger, consolidation or share exchange which does not require shareholder approval, each committee to consist of two (2) or more trust managers of the Company, including, without limitation the following committees:

       (1)          An Executive Committee,  which shall have such authority
                    as shall be delegated by the Board of Trust Managers, including, without limitation, authority to acquire and dispose of real property and to execute contracts and agreements on behalf of the full Board of Trust Managers including, without limitation, those relating to the incurrence of debt by the Company or subsidiaries thereof, and shall advise the Board of Trust Managers from time to time with respect to such matters as the Board of Trust Managers shall direct.

       (2) An Audit Committee, which shall consist of Outside Trust Managers (as defined below). The Audit Committee shall make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of each audit engagement, professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls.

       (3)          An  Executive  Compensation   Committee,   which  shall
                    determine  compensation for the Company's executive officers
                    and  shall   administer   any  share   incentive   or  other
                    compensation plans adopted by the Company.

For purposes of this Section 3.14, "Outside Trust Managers" shall mean trust managers who are not (i) officers or former officers of the Company or any subsidiary thereof; (ii) employees of the Company or any subsidiary or division thereof; (iii) relatives of an executive officer; (iv) holders of more than five
(5) percent of the Voting Shares of the Company or any subsidiary thereof; (v) members of any organization acting as an adviser, consultant, legal counsel or in a similar capacity with respect to the Company and receiving compensation therefor on an ongoing basis from the Company, in addition to trust managers fees; or (vi) with reference to any particular transaction, interested trust managers within the meaning of Section 4.20 of the Texas REIT Act or any successor provision thereto. The Board of Trust Managers may designate one or more trust managers as alternate members of any committee, who may replace any absent or disqualified member at any meeting of such committee. Unless the Board of Trust Managers shall provide otherwise, the presence of one-half (1/2) of the total membership of any committee of the Board of Trust Managers shall constitute a quorum for the transaction of business at any meeting of such committee and the act of a majority of those present shall be the act of such committee. Each committee shall keep regular minutes of its proceedings and report the same to the full Board of Trust Managers when so requested.

                                   ARTICLE IV

                                    OFFICERS

     SECTION 4.1 CATEGORIES OF OFFICERS. The elected officers of the Company shall consist of a Chairman of the Board, a Chief Executive Officer, a President, one or more Executive Vice Presidents or Vice Presidents, a Secretary and a Treasurer. Such other officers, assistant officers, agents and employees as the Board of Trust Managers may from time to time deem necessary may be elected by the Board of Trust Managers or appointed by the Chairman of the Board. The Chairman of the Board and the Vice Chairman of the Board shall be chosen from among the trust managers. Two or more offices may be held by the same person, except that a person may not concurrently serve as the President and a Vice President or Executive Vice President. Each officer chosen or appointed in the manner prescribed by the Board of Trust Managers shall have such powers and duties as generally pertain to his or her office or offices, subject to the specific provisions of this Article IV. Such officers also shall have such powers and duties as from time to time may be conferred by the Board of Trust Managers or by any committee thereof authorized to do so.

     SECTION 4.2 ELECTION AND TERM OF OFFICE. The elected officers of the Company shall be elected annually by the Board of Trust Managers at the regular meeting of the Board of Trust Managers held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as is convenient. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified, or until his or her death or until he or she shall resign or be removed from office.

     SECTION 4.3 CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside at all meetings of the shareholders and of the Board of Trust Managers. The Chairman of the Board shall be responsible for general management of the affairs of the Company and shall perform all duties incidental to the office which may be required by law, and all such other duties as may properly be required by the Board of Trust Managers. Except where by law the signature of the Chief Executive Officer or the President is required, the Chairman of the Board shall possess the same power as the Chief Executive Officer and the President to sign all certificates, contracts, and other instruments of the Company which may be authorized by the Board of Trust Managers. The Chairman of the Board shall make such reports to the Board of Trust Managers and the shareholders as are properly required by the Board of Trust Managers. The Chairman of the Board shall see that all orders and resolutions of the Board of Trust Managers and of any committee thereof are carried into effect.

     SECTION 4.4 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer shall act in a general executive capacity and shall assist the Chairman of the Board in the administration and operation of the Company's business and general supervision of its policies and affairs. The Chief Executive Officer may, in the absence of or because of the inability to act of the Chairman of the Board, perform all duties of the Chairman of the Board and, in the absence of or because of the inability to act of the Chairman of the Board and the Vice Chairman of the Board, preside at all meetings of shareholders and of the Board of Trust Managers. The Chief Executive Officer may sign, alone or with the Secretary or any assistant secretary or any other officer of the Company properly authorized by the Board of Trust Managers, certificates, contracts and other instruments of the Company as authorized by the Board of Trust Managers.

     SECTION 4.5 PRESIDENT. The President shall be the chief operating officer of the Company, shall act in a general executive capacity and shall assist the Chairman of the Board and the Chief Executive Officer in the administration and operation of the Company's business and general supervision of its policies and affairs. The President may, in the absence of or because of the inability to act of the Chairman of the Board and the Chief Executive Officer, perform all duties of the Chairman of the Board and, in the absence of or because of the inability to act of the Chairman of the Board, the Vice Chairman of the Board and the Chief Executive Officer, preside at all meetings of shareholders and of the Board of Trust Managers. The President may sign, alone or with the Secretary or any assistant secretary or any other officer of the Company properly authorized by the Board of Trust Managers, certificates, contracts and other instruments of the Company as authorized by the Board of Trust Managers.

     SECTION 4.6 VICE PRESIDENTS. The Vice President or Vice Presidents, if any, including any Executive Vice Presidents, shall perform the duties of the Chief Executive Officer and the President in the absence or disability of both the Chief Executive Officer and the President, and shall have such powers and perform such other duties as the Board of Trust Managers or the Chairman of the Board from time to time may prescribe.

     SECTION 4.7 SECRETARY. The Secretary shall give, or cause to be given, notice of all meetings of shareholders and trust managers and all other notices required by law, by the Declaration of Trust or by these Bylaws, and in case of his or her absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the Chairman of the Board, the Vice Chairman of the Board, the Chief Executive Officer, the President or the Board of Trust Managers, upon whose request the meeting is called, as provided in these Bylaws. The Secretary shall record all the proceedings of the meetings of the Board of Trust Managers, any committees thereof and the shareholders of the Company in a book or books to be kept for that purpose, and shall perform such other duties as from time to time may be prescribed by the Board of Trust Managers, the Chairman of the Board, the Chief Executive Officer or the President. The Secretary shall have custody of the seal, if any, of the Company and shall affix the same to all instruments requiring it, when authorized by the Board of Trust Managers, the Chairman of the Board, the Chief Executive Officer or the President, and shall attest to the same.

     SECTION 4.8 TREASURER. The Treasurer shall have custody of all Company funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the Company. The Treasurer shall deposit all moneys and other valuable effects in the name and to the credit of the Company in such depositories as may be designated by the Board of Trust Managers. The Treasurer shall disburse the funds of the Company in such manner as may be ordered by the Board of Trust Managers, the Chairman of the Board, the Chief Executive Officer or the President, taking proper vouchers for such disbursements. The Treasurer shall render to the Chairman of the Board, the Chief Executive Officer, the President and the Board of Trust Managers, whenever requested, an account of all his or her transactions as Treasurer and of the financial condition of the Company. If required by the Board of Trust Managers, the Treasurer shall give the Company a bond for the faithful discharge of his or her other duties in such amount and with such surety as the Board of Trust Managers shall prescribe. The Treasurer also shall perform such duties and have such powers as the Board of Trust Managers from time to time may prescribe.

     SECTION 4.9 REMOVAL. Any officer elected by the Board of Trust Managers or appointed in the manner prescribed hereby may be removed by a majority of the members of the Whole Board whenever, in their judgment, the best interests of the Company would be served thereby. No elected or appointed officer shall have any contractual rights against the Company for compensation by virtue of such election or appointment beyond the date of the election or appointment of his or her successor, his or her death, resignation or removal, whichever event shall first occur, except as otherwise provided in an employment or similar contract or under an employee deferred compensation plan.

     SECTION 4.10 SALARIES. The Board of Trust Managers shall fix the salaries of the Chairman of the Board, the Chief Executive Officer and the President of the Company, or may delegate the authority to do so to a duly constituted Executive Compensation Committee. The salaries of other officers, agents and employees of the Company may be fixed by the Board of Trust Managers, by a committee of the Board, by the Chairman of the Board or by another officer or committee to whom that function has been delegated by the Board of Trust Managers or the Chairman of the Board.

     SECTION 4.11 VACANCIES. Any newly created office or vacancy in any office because of death, resignation or removal shall be filled by the Board of Trust Managers or, in the case of an office not specifically provided for in
Section 4.1 hereof, by or in the manner prescribed by the Board of Trust Managers. The officer so selected shall hold office until his or her successor is duly selected and shall have qualified, unless he or she sooner resigns or is removed from office in the manner provided in these Bylaws.

     SECTION 4.12 RESIGNATIONS. Any trust manager or officer, whether elected or appointed, may resign at any time by serving written notice of such resignation on the Chairman of the Board, the Chief Executive Officer, the President or the Secretary, and such resignation shall be deemed to be effective as of the close of business on the date said notice is received by the Chairman of the Board, the Chief Executive Officer, the President or the Secretary. No action shall be required of the Board of Trust Managers or the shareholders to make any such resignation effective.

                                   ARTICLE V

                        SHARE CERTIFICATES AND TRANSFERS

     SECTION 5.1 SHARE CERTIFICATES. Each shareholder shall be entitled to a certificate or certificates, in a form approved by the Board of Trust Managers and consistent with the Texas REIT Act, which shall represent and certify the number, kind and class of shares owned by him or her in the Company. Each certificate shall be signed by the Chairman of the Board, the Chief Executive Officer or a Vice President, and by the Secretary or the Treasurer (or an assistant secretary or assistant treasurer, if any) and, pursuant to resolutions of the Board of Trust Managers, any such signature may be in facsimile. In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed on, a certificate has ceased to hold such office before the certificate is issued, it nevertheless may be issued by the Company with the same effect as if he or she held such office at the date of issue.

     SECTION 5.2 RECORD DATE AND CLOSING OF TRANSFER BOOKS. The Board of Trust Managers may fix, in advance, a date as the record date for the purpose of determining shareholders entitled to notice of, or to vote at, any meeting of shareholders, or shareholders entitled to receive payment of any dividend or distribution or the allotment of any rights, or the shareholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or in order to make a determination of shareholders for any other proper purpose. The record date may not be prior to the close of business on the day the record date is fixed. Such record date shall not be prior to the close of business on the day such date is fixed and not more than sixty (60) days, and in case of a meeting of shareholders, not less than ten (10) days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. The stock transfer books of the Company may not be closed for a period longer than twenty (20) days.

         If no record date is fixed and the Company's stock transfer books are not closed, the determination of shareholders entitled to notice of, or to vote at, a meeting of shareholders shall be at the close of the business on the day on which notice of the meeting is mailed. If no record date is fixed, the record date for determining shareholders for any purpose other than that specified in the preceding sentence shall be at the close of business on the day on which the resolution of the Board of Trust Managers relating thereto is adopted.

         When a determination of shareholders of record entitled to notice of, or to vote at, any meeting of shareholders has been made as provided in this
Section 5.2, such determination shall apply to any future meeting in respect of an adjournment thereof, unless the trust managers fix a new record date under this section for such future meeting.

     SECTION 5.3 REGISTERED SHAREHOLDERS. The Company shall be entitled to treat the holder of record of shares as the holder in fact and, except as otherwise provided by the laws of the State of Texas, shall not be bound to recognize any equitable or other claim to or interest in the shares.

         Shares of the Company shall be transferred on its books only upon the surrender to the Company of the share certificates duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and upon presentation of adequate evidence of the validity of the transfer under this
Section 5.3 and the laws of the State of Texas. In that event, the surrendered certificates shall be canceled, new certificates issued to the person entitled to them and the transaction recorded on the books of the Company.

     SECTION 5.4 LOST CERTIFICATES. The Board of Trust Managers may direct a new certificate to be issued in place of a certificate alleged to have been destroyed or lost if the owner makes an affidavit that it is destroyed or lost. The Board, in its discretion, may, as a condition precedent to issuing the new certificate, require the owner to give the Company a bond as indemnity against any claim that may be made against the Company on the certificate allegedly destroyed or lost.

                                   ARTICLE VI

                            MISCELLANEOUS PROVISIONS

     SECTION 6.1 FISCAL YEAR. The fiscal year of the Company shall begin on the first (1st) day of January and end on the thirty-first (31st) day of December of each year.

     SECTION 6.2 DIVIDENDS. The Board of Trust Managers may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and the Declaration of Trust.

     SECTION 6.3 DEBT LIMITATIONS. The trust managers shall review the borrowings of the Company quarterly for reasonableness in relation to the Company's net assets. The Company shall not incur recourse indebtedness if, after giving effect to the incurrence thereof, aggregate recourse indebtedness, secured and unsecured, would exceed fifty-five percent (55%) of the Company's Net Asset Value on an unconsolidated basis. For this purpose, the term "Net Asset Value" means the Company's total assets (less intangibles) value based on market capitalization rates and current year rental income, before deducting depreciation or other non-cash reserves, less total liabilities, as calculated in good faith by the trust managers at the end of each quarter on a basis consistently applied.

     SECTION 6.4 SEAL. The seal of the Company, if any, shall have inscribed thereon the name of the Company and shall be in such form as may be approved by the Board of Trust Managers. The seal may be used by causing it or a facsimile thereof to be impressed, affixed or otherwise reproduced.

     SECTION 6.5 EXECUTION OF WRITTEN INSTRUMENTS. Contracts, deeds, documents, and other instruments shall be executed by the Chairman of the Board, the Chief Executive Officer, the President or a Vice President and attested by the Secretary or an assistant secretary, unless the Board of Trust Managers shall designate other authorized signatories or other procedures for their execution.

     SECTION 6.6 SIGNING OF CHECKS AND NOTES. Checks, notes, drafts, and demands for money shall be signed by such person or persons as may be designated by the Board of Trust Managers, the Chairman of the Board, the Chief Executive Officer or the President.

     SECTION 6.7 VOTING OF SECURITIES HELD IN OTHER ENTITIES. In the absence of other arrangements by the Board of Trust Managers, securities issued by any other trust, corporation, partnership or other entity and owned or controlled by this Company may be voted at any securityholders' meeting of such other entity by the Chairman of the Board of this Company or, if he or she is not present at the meeting, by the Chief Executive Officer, the President or any Vice President of this Company, and in the event none of the Chairman of the Board, the Chief Executive Officer, the President or any Vice President is to be present at a meeting, the securities may be voted by such person as the Chairman of the Board and the Secretary of the Company shall, by duly executed proxy, designate to represent the Company at the meeting.

     SECTION 6.8       INDEMNIFICATION AND INSURANCE.

        A.       DEFINITIONS. In this Section 6.8:

                (1) "COMPANY" includes any domestic or foreign predecessor of the Company in a merger, consolidation, or other transaction in which the liabilities of the predecessor are transferred to the Company by operation of law and in any other transaction in which the Company assumes the liabilities of the predecessor but does not specifically exclude liabilities that are the subject of this Section 6.8.

                (2) "INDEMNITEE" means (i) any present or former Trust Manager, officer, employee or agent of the Company, (ii) any person who while serving in any of the capacities referred to in clause (i) hereof served at the Company's request as a director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another real estate investment trust or foreign or domestic corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise, and (iii) any person nominated or designed by (or pursuant to authority granted by) the Trust Managers or any committee thereof to serve in any of the capacities referred to in clause (i) or (ii) hereof.

                (3) "OFFICIAL CAPACITY" means (i) when used with respect to a Trust Manager, the office of Trust Manager of the Company and (ii) when used with respect to a person other than a Trust Manager, the elective or appointive office of the Company held by such person or the employment or agency relationship undertaken by such person on behalf of the Company, but in each case does not include service for any other real estate investment trust or foreign or domestic corporation or any partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise.

                (4) "PROCEEDING" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, any appeal in such an action, suit or proceeding, and any inquiry or investigation that could lead to such an action, suit or proceeding.

                B. INDEMNIFICATION. The Company shall indemnify every Indemnitee against all judgments, penalties (including excise and similar taxes), fines, amounts paid in settlement and reasonable expenses actually incurred by the Indemnitee in connection with any Proceeding in which he was, is or is threatened to be named defendant or respondent, or in which he was or is a witness without being named a defendant or respondent, by reason, in whole or in part, of his serving or having served, or having been nominated or designated to serve, in any of the capacities referred to in Section 6.8.A(1), if it is determined in accordance with Section 6.8.D that the Indemnitee (a) conducted himself in good faith, (b)reasonably believed, in the case of conduct in his Official Capacity, that his conduct was in the Company's best interests and, in all other cases, that his conduct was at least not opposed to the Company's best interests, and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful; provided, however, that in the event that an Indemnitee is found liable to the Company or is found liable on the basis that personal benefit was improperly received by the Indemnitee the indemnification (i) is limited to reasonable expenses actually incurred by the Indemnitee in connection with the Proceeding and (ii) shall not be made in respect of any Proceeding in which the Indemnitee shall have been found liable for willful or intentional misconduct in the performance of his duty to the Company. Except as provided in the immediately preceding proviso to the first sentence of this Section 6.8.B, no indemnification shall be made under this Section 6.8.B in respect of any Proceeding in which such Indemnitee shall have been (x) found liable on the basis that personal benefit was improperly received by him, whether or not the benefit resulted from an action taken in the Indemnitee's Official Capacity, or (y) found liable to the Company. The termination of any Proceeding by judgment, order, settlement or conviction, or on a plea of nolo contendere or its equivalent, is not of itself determinative that the Indemnitee did not meet the requirements set forth in clauses (a), (b) or (c) in the first sentence of this Section 6.8.B. An Indemnitee shall be deemed to have been found liable in respect of any claim, issue or matter only after the Indemnitee shall have been so adjudged by a court of competent jurisdiction after exhaustion of all appeals therefrom. Reasonable expenses shall include, without limitation, all court costs and all fees and disbursements of attorneys for the Indemnitee.

                C. SUCCESSFUL DEFENSE. Without limitation of Section 6.8.B and in addition to the indemnification provided for in Section 6.8.B, the Company shall indemnify every Indemnitee against reasonable expenses incurred by such person in connection with any Proceeding in which he is a witness or a named defendant or respondent because he served in any of the capacities referred to in Section 6.8.A(1), if such person has been wholly successful, on the merits or otherwise, in defense of the Proceeding.

                D. DETERMINATIONS. Any indemnification under Section 6.8.B (unless ordered by a court of competent jurisdiction) shall be made by the Company only upon a determination that indemnification of the Indemnitee is proper in the circumstances because he has met the applicable standard of conduct. Such determination shall be made (a) by the Trust Managers by a majority vote of a quorum consisting of Trust Managers who, at the time of such vote, are not named defendants or respondents in the Proceeding; (b) if such a quorum cannot be obtained, then by a majority vote of a committee of the Trust Managers, duly designated to act in the matter by a majority vote of all Trust Managers (in which designation Trust Managers who are named defendants or respondents in the Proceeding may participate), such committee to consist solely of two (2) or more Trust Managers who, at the time of the committee vote, are not named defendants or respondents in the Proceeding; (c) by special legal counsel selected by the Trust Managers or a committee thereof by vote as set forth in clauses (a) or (b) of this Section 6.8.D or, if the requisite quorum of all of the Trust Managers cannot be obtained and such committee cannot be established, by a majority vote of all of the Trust managers (in which Trust Managers who are named defendants or respondents in the Proceeding may participate); or (d) by the shareholders in a vote that excludes the shares held by Trust Managers that are named defendants or respondents in the Proceeding. Determination as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination that indemnification is permissible is made by special legal counsel, determination as to reasonableness of expenses must be made in the manner specified in clause (c) of the preceding sentence for the selection of special legal counsel. In the event a determination is made under this Section 6.8.D that the Indemnitee has met the applicable standard of conduct as to some matters but not as to others, amounts to be indemnified may be reasonably prorated.

                E. ADVANCEMENT OF EXPENSES. Reasonable expenses (including court costs and attorneys' fees) incurred by an Indemnitee who was or is a witness or was, is or is threatened to be made a named defendant or respondent in a Proceeding shall be paid or reimbursed by the Company at reasonable intervals in advance of the final disposition of such Proceeding, and without making any of the determinations specified in Section 6.8.D, after receipt by the Company of (a) a written affirmation by such Indemnitee of his good faith belief that he has met the standard of conduct necessary for indemnification by the Company under this Section 6.8 and (b) a written undertaking by or on behalf of such Indemnitee to repay the amount paid or reimbursed by the Company if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized in this Section 6.8. Such written undertaking shall be an unlimited general obligation of the Indemnitee but need not be secured and it may be accepted without reference to financial ability to make repayment. Notwithstanding any other provision of this Section 6.8, the Company may pay or reimburse expenses incurred by an Indemnitee in connection with his appearance as a witness or other participation in a Proceeding at a time when he is not named a defendant or respondent in the Proceeding.

                F.      ENFORCEMENT. If a claim under paragraph B of this
Section 6.8 is not paid in full by the Company within thirty (30) calendar days after a written claim has been received by the Company, the claimant may at any time thereafter (but prior to payment of the claim) bring suit against the Company to recover the unpaid amount of the claim and, if successful, in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any, has been tendered to the Company) that the claimant has not met the standards of conduct which make it permissible under the Texas REIT Act for the Company to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Trust Managers, independent legal counsel or stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Texas REIT Act, nor an actual determination by the Company (including its Board of Trust Managers, independent legal counsel or stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

                G. PROCEDURE UPON A CHANGE IN CONTROL. Following any "change in control" of the Company of the type required to be reported under
Item 1 of Form 8-K promulgated under the Exchange Act, any determination as to entitlement to indemnification shall be made by independent legal counsel selected by the claimant, which such independent legal counsel shall be retained by the Board of Trust Managers on behalf of the Company.

                H. EMPLOYEE BENEFIT PLANS. For purposes of this Section 6.8, the Company shall be deemed to have requested an Indemnitee to serve an employee benefit plan whenever the performance by him of his duties to the Company also imposed or imposes duties on or otherwise involved or involves services by him to the plan or participants or beneficiaries of the plan. Excise taxes assessed on an Indemnitee with respect to an employee benefit plan pursuant to applicable law shall be deemed fines. Action taken or omitted by an Indemnitee with respect to an employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the interest of the participants and beneficiaries of the plan shall be deemed to be for a purpose which is not opposed to the best interests of the Company.

                I. AUTHORIZATION TO PURCHASE INSURANCE. The Company may purchase and maintain insurance, at its expense, on its own behalf and on behalf of any person who is or was a trust manager, officer, employee or agent of the Company or who while a trust manager, officer, employee or agent of the Company is or was serving at the request of the Company as a trust manager, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, or employee benefit plan, against any liability asserted against and incurred by such person in any such capacity or arising out of such person's position, whether or not the Company would have the power to indemnify such person against such expense or liability under the Texas REIT Act.

                J. OTHER INDEMNIFICATION AND INSURANCE. The indemnification provided by this Section 6.8 shall (a) not be deemed exclusive of, or to preclude, any other rights to which those seeking indemnification may at any time be entitled under the Company's Declaration of Trust, any law, agreement or vote of shareholders or disinterested Trust Managers, or otherwise, or under any policy or policies of insurance purchased and maintained by the Company on behalf of an Indemnitee, both as to action in his Official Capacity and as to action in any other capacity, (b) continue as to a person who has ceased to be in the capacity by reason of which he was an Indemnitee with respect to matters arising during the period he was in such capacity, and (c) inure to the benefit of the heirs, executors and administrators of such a person.

                K.      NOTICE.  Any indemnification of or advance of expenses
to an  Indemnitee in accordance   with  this  Section  6.8  shall  be  reported
in writing to the shareholders of the Company with or before the notice or waiver of notice of the next shareholders' meeting or with or before the next submission to shareholders of a consent to action without a meeting and, in any case, within the twelve-month period immediately following the date of the indemnification or advance.

                L.      CONSTRUCTION.  The  indemnification  provided  by this
Section 6.8 shall be subject to all valid and applicable laws, including, without limitation, the Texas REIT Act, and, in the event this Section
6.8 or any of the provisions hereof or the indemnification contemplated hereby are found to be inconsistent with or contrary to any such valid laws, the latter shall be deemed to control and this Section 6.8 shall be regarded as modified accordingly, and, as so modified, shall continue in full force and effect.

                M.      CONTINUING OFFER, RELIANCE, ETC. The provisions of this
Section 6.8 (a) are for the benefit of, and may be enforced by, each Indemnitee of the Company, the same as if set forth in their entirety in a written instrument duly executed and delivered by the Company and such Indemnitee and
(b) constitute a continuing offer to all present and future Indemnitees. The Company, by its adoption of these Bylaws, (x) acknowledges and agrees that each Indemnitee of the Company has relied upon and will continue to rely upon the provisions of this Section 6.8 in becoming, and serving in any of the capacities referred to in Section 6.8.A(1) hereof, (y) waives reliance upon, and all notices of acceptance of, such provisions by such Indemnitees and (z) acknowledges and agrees that no present or future Indemnitee shall be prejudiced in his right to enforce the provisions of this Section 6.8 in accordance with their terms by any act or failure to act on the part of the Company.

                N. INDEMNIFICATION OF SHAREHOLDERS. The Company shall indemnify each shareholder against any claim or liability to which the shareholder may become subject by reason of being or having been a shareholder. The Company shall reimburse each shareholder for all legal and other expenses reasonably incurred by such shareholder in connection with any such claim or liability.

                O. AUTHORITY TO FURTHER INDEMNIFY. The Company may, to the extent authorized from time to time by the Trust Managers, grant rights of indemnification and rights to be paid by the Company the expenses incurred in defending any proceeding in advance of its final disposition to any employee or agent of the Company to the fullest extent of the provisions of this Section 6.8 with respect to the indemnification and advancement of expenses of Trust Managers and officers of the Company.

                P. EFFECT OF AMENDMENT. No amendment, modification or repeal of this Section 6.8 or any provision of this Section 6.8 shall in any manner terminate, reduce or impair the right of any past, present or future
Indemnitees to be indemnified by the  Company,   nor  the  obligation  of  the
Company to indemnify any such Indemnitees, under and in accordance with the provisions of this Section 6.8 as in effect immediately prior to such amendment, modification or repeal with respect to claims arising from or relating to matters occurring, in whole or in part, prior to such amendment, modification or repeal, regardless of when such claims may be asserted.

                                  ARTICLE VII

                                   AMENDMENTS

         These Bylaws may be amended, added to, rescinded or repealed at any meeting of the Board of Trust Managers or of the shareholders, provided that notice of the proposed change was given (i) in the case of a meeting of the shareholders, in the notice of the meeting given pursuant to Section 2.4 of these Bylaws and (ii) in the case of a meeting of the Board of Trust Managers, in a notice given pursuant to Section 3.4 or 3.6 hereof, as the case may be; provided, however, that, in the case of amendments by shareholders, except as otherwise specifically required by law, notwithstanding any other provisions of these Bylaws or the Declaration of Trust or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Shares required by law, the Declaration of Trust or these Bylaws with respect to any class or series of Preferred Shares, the affirmative vote of the holders of that proportion of the Voting Shares necessary to approve an amendment to the Company's Declaration of Trust pursuant to such Declaration of Trust and the Texas REIT Act, voting together as a single class, shall be required to alter, amend or repeal any provision of these Bylaws.