Form 10QSB
period 2003-03-31
AMREIT
filed 2003-05-15
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to


Commission File Number:         0-28378


                                     AMREIT
                 (Name of Small Business Issuer in its Charter)


        TEXAS                                    76-0410050
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 8 GREENWAY PLAZA, SUITE 824
      HOUSTON, TX                                  77046
(Address of Principal Executive Offices)         (Zip Code)



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

                            AMREIT AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   March 31,
                                  (unaudited)

 ASSETS                                                                                               2003
 Property:
   Land                                                                                         $21,631,162
   Buildings                                                                                     28,765,695
   Tenant improvements                                                                              239,486
   Furniture, fixtures and equipment                                                                211,465
                                                                                                 __________
                                                                                                 50,847,808
                                                                                                 __________
   Accumulated depreciation                                                                      (2,327,147)
                                                                                                 __________
     Total property, net                                                                         48,520,661
                                                                                                 __________

 Net investment in direct financing leases                                                       23,388,264

 Cash and cash equivalents                                                                          825,560
 Accounts receivable                                                                                135,639
 Accounts receivable - related party                                                                124,843
 Escrow deposits                                                                                     45,176
 Prepaid expenses, net                                                                              424,619

 Other assets:
   Preacquisition costs                                                                              28,478
   Loan acquisition cost, net of $92,981 in accumulated amortization                                242,171
   Accrued rental income                                                                            409,581
   Intangible lease cost, net of $31,524 in accumulated amortization                                226,075
   Investment in non-consolidated affiliates                                                        711,106
                                                                                                 __________
     Total other assets                                                                           1,617,411
                                                                                                 __________
 TOTAL ASSETS                                                                                   $75,082,173
                                                                                                 ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                                                $35,852,721
   Accounts payable                                                                                 578,295
   Accounts payable - related party                                                                 172,137
   Security deposit                                                                                  41,731
   Prepaid rent                                                                                       6,177
                                                                                                 __________
     TOTAL LIABILITIES                                                                           36,651,061
                                                                                                 __________

 Minority interest                                                                                  782,440

 Shareholders' equity:
   Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued
     Class A Common shares, $.01 par value, 50,000,000 shares authorized,
     2,869,187 shares issued                                                                         28,692
   Class B Common shares, $.01 par value, 3,000,000 shares authorized,
     2,432,729 shares issued                                                                         24,328
   Capital in excess of par value                                                                47,182,617
   Accumulated distributions in excess of earnings                                               (8,728,632)
   Deferred compensation                                                                           (298,244)
   Cost of treasury shares, 90,322 shares                                                          (560,089)
                                                                                                 __________
     TOTAL SHAREHOLDERS' EQUITY                                                                  37,648,672
                                                                                                 __________
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $75,082,173
                                                                                                 ==========



 See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Quarter ended March 31,
                                                                               2003           2002
 Revenues:
   Rental income from operating leases                                     $1,232,740      $ 706,740
   Earned income from direct financing leases                                 598,720        191,182
   Service fees and other income                                              210,997        480,032
   Management fees                                                             57,631         91,130
   Income from non-consolidated affiliates                                     40,305        282,042
   Interest income                                                              1,839          1,014
                                                                            _________      _________
     Total revenues                                                         2,142,232      1,752,140
                                                                            _________      _________
 Expenses:
   General operating and administrative                                       774,686        778,982
   Legal and professional                                                     169,177        194,506
   Interest                                                                   551,441        253,648
   Depreciation and amortization                                              222,303        126,848
                                                                            _________      _________
     Total expenses                                                         1,717,607      1,353,984
                                                                            _________      _________
 Income before federal income taxes and minority
   interest in net income of consolidated joint ventures                      424,625        398,156

 Federal income tax benefit (expense) for taxable REIT subsidiary              73,000        (84,000)

 Minority interest in net income of consolidated joint ventures               (39,788)      (131,845)
                                                                            _________      _________

 Net income                                                                   457,837        182,311
 Distributions paid to class B shareholders                                  (452,543)           -
                                                                            _________      _________
 Net income available to class A shareholders                              $    5,294     $  182,311
                                                                            =========      =========


 Net income per common share - basic                                       $     .002     $     .078
                                                                            =========      =========
 Weighted avergage common shares used to compute
   net income per share, basic                                              2,768,253      2,351,687
                                                                            =========      =========



  See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                  (unaudited)

                                                                 Quarter ended March 31,
                                                                   2003           2002
 Cash flows from operating activities:
   Net income                                                  $  457,837     $  182,311
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                              229,697        126,848
       Amortization of deferred compensation                       59,928          5,152
       Minority interest in net income of consolidated join        39,788        131,845
       Decrease in accounts receivable                             38,020        187,944
       (Increase) decrease in accounts receivable- related        (55,909)       297,894
       Decrease in prepaid expenses, net                           14,077         44,836
       Cash receipts from direct financing leases
         more (less) than income recognized                        17,060         (4,260)
       Increase in accrued rental income                          (49,519)        (2,225)
       Decrease in other assets                                    83,091         23,711
       Decrease in accounts payable                              (547,924)      (671,656)
       Decrease in accounts payable- related party                (33,986)             -
                                                                 _________      _________
     Net cash provided by operating activities                    252,160        322,400
                                                                _________      _________
 Cash flows from investing activities:
   Improvements to real estate                                   (155,763)      (300,005)
   Acquisitions of real estate                                 (2,688,157)             -
   Additions to furniture, fixtures and equipment                 (24,040)        (3,938)
   (Investment in) distributions from joint ventures             (161,771)       380,846
   Increase in preacquisition costs                               (26,713)       (12,912)
                                                                _________      _________
     Net cash (used in) provided by investing activities       (3,056,444)        63,991
                                                                _________      _________
 Cash flows from financing activities:
   Proceeds from notes payable                                  2,367,799        369,952
   Payments of notes payable                                     (101,163)       (14,776)
   Loan acquisition costs                                               -         21,730
   Purchase of treasury shares                                   (315,719)             -
   Common dividends paid                                         (759,622)      (161,540)
   Distributions to minority interests                            (68,319)      (149,572)
                                                                _________      _________
     Net cash provided by financing activities                  1,122,976         65,794
                                                                _________      _________
 Net (decrease) increase in cash and cash equivalents          (1,681,308)       452,185
 Cash and cash equivalents at January 1                         2,506,868        227,117
                                                                _________      _________
 Cash and cash equivalents at March 31                         $  825,560     $  679,302
                                                                =========      =========

   Supplemental schedule of cash flow information:
     Cash paid during the year for:
       Interest                                                   524,189        236,439
       Income taxes                                                31,103              -


 See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three-month periods ended March 31, 2003 and 2002.

     The consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

     DESCRIPTION OF BUSINESS AND NATURE OF OPERTATIONS

     AmREIT, formerly AmREIT, Inc. or American Asset Advisers Trust, Inc. (the "Company"), was organized in the state of Maryland in August 1993, is a real estate investment trust ("REIT") based in Houston, Texas and is listed on the American Stock Exchange (AMY). AmREIT was re-organized in the state of Texas on December 22, 2002, and is a sponsor of real estate direct participation programs to the financial planning community. For more than 18 years, the Company has established a track record of investing in commercial real estate leased to parent companies in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased ("CTL") and frontage shopping centers ("FSC") that are located contiguous to major thoroughfares and traffic generators. AmREIT's customer list includes national and regional tenants such as: Walgreens, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Pediatric Associates, Discount Tire, tc.

     AmREIT owns a real estate portfolio that consists of 47 properties located in 18 states. Its properties include single-tenant; free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located from coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

     On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the merger with its three affiliated partnerships, which assumes that the merger occurred on January 1, 2002. Additionally, we have presented a summary of assets acquired and liabilities assumed as of the date of the merger, July 23, 2002.

                 Pro Forma Consolidated Statement of Operations
                      For the Three Months Ended March 31,
                                  (Unaudited)

                                                                                          2002
Revenues
         Rental income and earned income                                          $    1,519,368
         Other income                                                                    774,183
                                                                                       _________
         Total Revenues                                                                2,293,551
                                                                                       _________
Total Expense                                                                          1,522,994
                                                                                       _________
Proforma Income Before Minority Interest in Net Income of Consolidated
Joint Ventures                                                                           770,557

Federal Income Tax Benefit from Non-Qualified Subsidiary                                 (84,000)

Minority Interest in Net Income of Consolidated Joint Ventures                          (131,845)
                                                                                        ________
Pro Forma Net Income                                                              $      554,712




               Summary of Assets Acquired and Liabilities Assumed
                              As of July 23, 2002,
                                  (Unaudited)


Assets
         Buildings                                                                $   16,330,088
         Land                                                                          7,560,231
         Accounts receivable                                                           1,105,612
         Prepaid expenses                                                                 15,757
                                                                                      __________
         TOTAL ASSETS                                                             $   25,011,688
                                                                                      ==========
Liabilities                                                                       $      132,630

Shareholders' equity
         Class B common stock                                                     $   24,879,058
                                                                                      __________

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                  $   25,011,688
                                                                                      ==========


     BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of AmREIT, and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     NEW ACCOUNTING STANDARDS

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, however, these disclosure modifications are not applicable to the Company as the Company does not have stock based compensation other than restricted stock grants. Therefore adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     RECLASSIFICATION

     Certain amounts in the interim unaudited 2002 condensed consolidated financial statements have been reclassified to conform to the presentation used in the interim unaudited 2003 condensed consolidated financial statements.

2.   NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through June 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Lender has given AmREIT a commitment to extent the Credit Facility for a period of 15 months from the date of execution. The Company and Lender are currently working through the documentation of the Credit Facility and expect that it will be finalized prior to June. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At March 31, 2003, Company was in compliance with all applicable financial covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.00% (3.30% as of March 31, 2003). As of March 31, 2003, $14.1 million was outstanding under the Credit Facility. Thus the Company has approximately $5.9 million available under its line of credit, subject to use of proceeds by the lender.

3.   MAJOR TENANTS

     There were no significant changes in the tenant make-up from year end December 31, 2002.

4. EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of class A common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:



                                                                                For the Three Months Ended March 31,
                                                                                      2003              2002
     BASIC EARNINGS PER SHARE

         Weighted average class A common shares outstanding                        2,768,253         2,351,687
                                                                                   =========         =========
                  Basic earnings per share                                        $     .002        $     .078
                                                                                   =========         =========

     EARNINGS FOR BASIC COMPUTATION
         Net income available to class A common shareholders (basic earnings
                  per share computation)                                          $    5,294        $  182,311
                                                                                   =========         =========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FORWARD-LOOKING STATEMENTS

     Certain information presented in this Form 10-QSB constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its properties and the ability of tenants to make payments under their respective leases.

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

     AmREIT, a Texas real estate investment trust, is listed on the American Stock Exchange (AMY), owns a portfolio of 47 properties, leased to 26 different tenants located in 18 states and is a sponsor of high quality real estate investment opportunities to the financial planning community. The Company researches, identifies and participates in real estate opportunities and works hand in hand with the broker-dealer community to sponsor real estate investment products and services.

     For 18 years we have established a track record of investing in commercial real estate leased primarily to corporate tenants in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding CTL and FSC properties that are located contiguous to major thoroughfares and traffic generators. AmREIT's real estate customer list includes national and regional tenants such as: Walgreen's, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Sprint, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Hospital, Discount Tire, etc.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth. Net cash provided by operating activities decreased for the three months ended March 31, 2003 and March 31, 2002 from $322,400 in 2002 to $252,160 in
     2003. The decrease in cash provided by operating activities was due primarily to the following components: (1) a decrease in accounts receivable collections of $150 thousand, from $188 thousand in 2002 to $38 thousand in 2003, and (2) a decrease in collections of accounts receivable
     - related party of $354 thousand, from an increase of $298 thousand in 2002 to a decrease of $56 thousand in 2003. The above decreases are offset somewhat by (1) an increase in net income of $276 thousand, from $182 thousand in 2002 to $458 thousand in 2003, and (2) the increase in the paydown of accounts payable of $124 thousand, from $672 thousand in 2002 to $548 thousand in 2003.

     Net cash used in investing activities increased $3.1 million for the three month period ended March 31, 2003 when compared to the three month period ended March 31, 2002. The increase in cash used was primarily due to an increase in acquisitions of real estate from $0 in 2002 to $2.7 million in 2003. Additionally, $162 thousand was invested in joint ventures in 2003, where as distributions from investments were $381 thousand in 2002.

     Net cash provided by financing activities increased $1.1 million for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. The increase was primarily due to proceeds from notes payable, which totaled $2.4 million in 2003, compared to $370 thousand in 2002. This increase was somewhat offset by an increase in common dividends paid, which was $760 thousand in 2003, compared to $162 thousand in 2002.

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

     On July 23, 2002, the Company completed a merger with the Affiliated Partnerships, which increased the Company's real estate assets by approximately $24.3 million. Pursuant to the merger, the Company issued approximately 2.6 million class B common shares to the limited partners in the Affiliated Partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the Affiliated Partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Some of the tenant's leases require the Company to be responsible for roof and structural repairs. In these instances, the Company normally requires warranties, and/or guarantees from the related vendors, suppliers and/or contractors, to mitigate the potential costs of repairs during the primary terms of the leases. Because many of the properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through June 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Lender has given AmREIT a commitment to extent the Credit Facility for a period of 15 months from the date of execution. The Company and Lender are currently working through the documentation of the Credit Facility and expect that it will be finalized prior to June. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At March 31, 2003, the Company was in compliance with all applicable financial covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.00%, which resulted in an effective interest rate of 3.30% at March 31, 2003. As of March 31, 2003, $14.1 million was outstanding under the Credit Facility. The Company has approximately $5.9 million availability under its line of credit, subject to use of proceeds approval by the lender.

     As of March 31, 2003, the Company owned 47 properties directly and, since its inception, had invested $73.7 million, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

     Until properties are acquired by the Company, cash is held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 2003, the Company's cash and cash equivalents totaled $826 thousand.

     The Company paid aggregate cash dividends to the holders of its class A and class B common shares, for the three month ended of March 31, 2003 and 2002 of $760 thousand and $162 thousand, respectively.

     Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

     FUNDS FROM OPERATIONS

     Funds from operations (FFO) increased $376 thousand or 127% to $672 thousand for the three months ended March 31, 2003 from $296 thousand for the three months ended March 31, 2002. Management considers FFO to be an appropriate measure of performance for an equity REIT. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. We believe that in order to facilitate a clear understanding of our historic operating results, FFO should be examined in conjunction with net income as presented in the consolidated statement of operations and data included elsewhere in this report. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance.

     Below is the reconciliation of net income to funds from operations for the three months ended March 31:

                                                     2003              2002
     Net income                                $   457,837        $  182,311
     Plus depreciation and amortization            214,245           113,365
                                                   _______           _______
     Total funds from operations               $   672,082        $  295,676
                                                   =======           =======
     Cash distributions paid                       759,622        $  161,540
     Distributions (more) less
      than FFO                                 $   (87,540)       $  134,136



     Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31 are presented below:

                                                    2003                 2002
     Operating activities                      $   252,160        $   322,400
     Investing activities                       (3,056,444)            63,991
     Financing activities                        1,122,976             65,794



     RESULTS OF OPERATIONS

     Comparison of the Three Months Ended March 31, 2003 to March 31, 2002:

     During the three months ended March 31, 2003 and March 31, 2002, the Company earned $1.8 million and $898 thousand, respectively, in rental income from operating leases and earned income from direct financing leases. The additional properties purchased by AAA as well as the newly merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fees and other income decreased $269 thousand, from $480 thousand in 2002 to $211 thousand in 2003. The decrease in service fees and other income was primarily due to a decrease in advisory fees, which decreased because the affiliated partnerships involved in the merger paid advisory fees to AmREIT during the first quarter of 2002. However, after the merger, the affiliated partnerships are no longer paying advisory fees to AmREIT.

     During the three months ended March 31, 2003 and March 31, 2002, the Company's expenses were $1.7 million and $1.4 million respectively. The $364 thousand increase in expenses is primarily attributable to interest expense, which increased $297 thousand, from $254 thousand in 2002 to $551 thousand in 2003. The increase in interest expense is due to additional debt used to finance the acquisition of additional properties. Additionally, depreciation and amortization increased by $95 thousand, from $127 thousand in 2002 to $222 thousand in 2003.

     SUBSEQUENT EVENTS

     On April 23, 2003, the Company filed an S-11 registration statement with the Securities and Exchange Commission, in which it registered $44 million in class C common shares to be issued.

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






                                      AmREIT
                                      _______________________________________
                                      (Issuer)




May 15, 2003                          /s/ H. Kerr Taylor
Date                                  _______________________________________
                                      H. Kerr Taylor, President





May 15, 2003                          /s/ Chad C. Braun
Date                                  _______________________________________
                                      Chad C. Braun
                                      (Principal Accounting Officer)

              FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, H. Kerr Taylor, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AmREIT;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May  15, 2003        By:   /s/ H. Kerr Taylor
                             _________________________________________________
                             H. Kerr Taylor, Chief Executive Officer

              FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Chad C. Braun, Executive Vice President of Finance, certify that:

7. I have reviewed this quarterly report on Form 10-QSB of AmREIT;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May  15, 2003         By:  /s/  Chad C. Braun
                             __________________________________________________
                             Chad C. Braun, Executive Vice President of Finance

EXHIBITS

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  EXHIBIT 99.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor
_______________________________________

H. Kerr Taylor
Chief Executive Officer
May 15, 2003

                                  EXHIBIT 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

3. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Chad C. Braun
_______________________________________

Chad C. Braun
Chief Financial Officer
May 15, 2003