Form 10QSB
period 2003-06-30
AMREIT
filed 2003-08-12
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                             AMREIT AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 2003
                                   (unaudited)


 ASSETS
 Property:
   Land                                                                             $23,203,522
   Buildings                                                                         28,820,964
   Tenant improvements                                                                  306,043
   Furniture, fixtures and equipment                                                    229,018
                                                                                     52,559,547
   Accumulated depreciation                                                          (2,525,907)
     Total property, net                                                             50,033,640

 Net investment in direct financing leases                                           27,155,700

 Cash and cash equivalents                                                              736,434
 Accounts receivable                                                                    286,892
 Accounts receivable - related party                                                    147,809
 Escrow deposits                                                                         59,875
 Prepaid expenses, net                                                                  443,717

 Other assets:
   Preacquisition costs                                                                   9,775
   Loan acquisition cost, net of $70,338 in accumulated amortization                    281,642
   Accrued rental income                                                                439,909
   Intangible lease cost, net of $42,169 in accumulated amortization                    215,430
   Investment in non-consolidated affiliates                                            630,167
     Total other assets                                                               1,576,923

 TOTAL ASSETS                                                                       $80,440,990

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                                    $40,996,381
   Accounts payable                                                                     849,021
   Accounts payable - related party                                                     179,698
   Security deposit                                                                      35,930
   Prepaid rent                                                                          90,979
     TOTAL LIABILITIES                                                               42,152,009

 Minority interest                                                                      800,570

 Shareholders' equity:
   Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued
   Class A Common shares, $.01 par value, 50,000,000 shares authorized,
     2,894,876 shares issued                                                             28,949
   Class B Common shares, $.01 par value, 3,000,000 shares authorized,
     2,407,050 shares issued                                                             24,071
   Capital in excess of par value                                                    47,182,617
   Accumulated distributions in excess of earnings                                   (8,828,925)
   Deferred compensation                                                               (282,787)
   Cost of treasury shares, 101,822 shares                                             (635,514)
     TOTAL SHAREHOLDERS' EQUITY                                                      37,488,411
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $80,440,990


 See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Quarter ended June 30,               Year to date
                                                                          2003            2002           2003              2002
Revenues:
    Rental income from operating leases                              $ 1,265,235     $  677,614       $2,497,975       $1,384,354
    Earned income from direct financing leases                           670,608        437,169        1,269,328          628,351
    Service fee income                                                   848,863         52,378        1,059,860          531,396
    Management fees                                                       52,616         94,276          110,247          185,406
    Income from non-consolidated affiliates                               45,033          1,467           85,338          283,509
    Interest and other income                                              1,991        208,303            3,830          210,331
           Total revenues                                              2,884,346      1,471,207        5,026,578        3,223,347

 Expenses:
    General operating and administrative                                 785,090        439,962        1,542,219        1,203,523
    Legal and professional                                               545,942        161,998          732,676          371,925
    Interest                                                             593,905        410,032        1,145,346          663,680
    Depreciation and amortization                                        209,404        126,822          431,707          253,670
           Total expenses                                              2,134,341      1,138,814        3,851,948        2,492,798

 Income before federal income taxes and minority
   interest in income of consolidated joint ventures                     750,005        332,393        1,174,630          730,549

 Federal income tax (expense) benefit for taxable REIT subsidiary        (57,700)        69,000           15,300          (15,000)

 Minority interest in income of consolidated joint ventures              (43,161)      (140,100)         (82,949)        (271,945)

 Net income                                                              649,144        261,293        1,106,981          443,604

 Distributions paid to class B shareholders                             (439,124)            -          (891,667)              -

 Net income available to class A shareholders                        $   210,020     $  261,293          215,314          443,604

 Net income per common share - basic                                 $     0.075     $    0.110            0.077            0.188

 Weighted avergage common shares used to compute
                                         net income per share, basic   2,790,492      2,364,807        2,779,434        2,358,283


  See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                  (Unaudited)


                                                                   Quarter                 Year to Date
                                                             2003          2002         2003          2002
                                                             ----          ----         ----          ----
 Cash flows from operating activities:
     Net income                                           $ 649,144    $ 261,293   $1,106,981     $ 443,604
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                    237,319      126,822      467,016       253,670
           Amortization of deferred compensation             15,457       15,457       75,385      ( 79,001)
           Minority interest in net income of
                consolidated joint ventures                  43,161      140,100       82,949       271,945
           (Increase) Decrease in accounts receivable      (151,253)     138,387     (113,233)      195,057
           (Increase) decrease in accounts receivable-
                related party                              ( 22,966)      12,530     ( 78,875)      441,698
           Increase in prepaid expense, net                ( 30,536)    (103,256)    ( 16,459)     ( 58,420)
           Cash recepits from direct financing leases
                (less) more than income recognized         (  4,265)    ( 72,505)      12,795      ( 76,765)
           Increase in accrued rental income               ( 30,328)    ( 18,992)    ( 79,847)     ( 21,217)
           (Increase) decrease in other assets             ( 76,447)    (130,284)       6,644      (106,573)
           Increase (decrease) in accounts payable          270,726     (  7,263)    (277,198)     (764,429)
           Increase (decrease) in accounts payable -
                related party                                 7,561     ( 25,000)    ( 26,425)     ( 25,000)
           Increase in prepaid rent                          84,802        7,438       84,802         7,438
           Decrease in security deposit                           -     ( 15,050)           -      ( 15,050)
                                                       -------------  -----------  ------------  -----------
              Net cash provided by operating activities     992,375      329,677    1,244,535       466,957
                                                       -------------  -----------  ------------  -----------
 Cash flows used in investing activities:
     Improvements to real estate                        (   121,806) (   126,057) (   277,569)   (  426,062)
     Acquisitions of real estate                        ( 7,233,907) ( 9,811,015) ( 9,922,064)   (9,811,015)
     Additions to furniture, fixtures and equipment     (    17,553) (       236) (    41,593)   (    4,174)
     (Investment in) distributions from joint ventures       80,939  (     8,035) (    80,832)      372,811
     Proceeds from sale of property                       1,898,356            -    1,898,356             -
     Decrease (Increase) in preacqusitions costs             18,703  (    58,647) (     8,010)   (   71,559)
                                                       -------------  -----------  ------------  -----------
   Net cash (used in) investing activities              ( 5,375,268) (10,003,990) ( 8,431,712)   (9,939,999)
                                                       -------------  -----------  ------------  -----------

 Cash flows used in financing activities:
    Proceeds from notes payable                           6,892,959    9,127,257    9,260,758    9,497,209
    Payments of notes payable                           ( 1,749,299)  (   24,461)  (1,850,462)  (   39,237)
    Loan acquisitions costs                                       -       15,408            -       37,138
    (Purchase) issuance of treasury stock               (    75,425)           -   (  391,144)     185,120
    Common dividends paid                               (   749,437)  (  169,637)  (1,509,059)  (  331,177)
    Contributions from minority interests                         -      609,000            -      609,000
    Distributions to minority interests                 (    25,031)  (  149,574)  (   93,350)  (  299,146)
                                                       -------------  -----------  ------------  -----------
 Net cash provided by financing activities                4,293,767    9,407,993    5,416,743    9,658,907
                                                       -------------  -----------  ------------  -----------

 Net (decrease) increase in cash and cash equivalents   (    89,126)  (  266,320)  (1,770,434)      185,865
 Cash and cash equivalents, beginning of period             825,560      679,302    2,506,868       227,117
                                                       -------------  -----------  ------------  -----------
 Cash and cash equivalents, end of period                $  736,434    $ 412,982    $ 736,434    $  412,982
                                                       =============  ===========  ============  ===========

Supplemental schedule of cash flow information:
   Cash paid during the year for:
        Interest                                            603,232      358,725    1,127,421       595,164
        Income taxes                                              -            -       31,103       133,841



 See Notes to Financial Statements.

                            AMREIT AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the six-month periods ended June 30, 2003 and 2002.

     The consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

     DESCRIPTION OF BUSINESS AND NATURE OF OPERTATIONS

     AmREIT, formerly AmREIT, Inc. or American Asset Advisers Trust, Inc. (the "Company"), was organized in the state of Maryland in August 1993, is a real estate investment trust ("REIT") based in Houston, Texas and is listed on the American Stock Exchange (AMY). AmREIT was re-organized in the state of Texas on December 22, 2002, and is a sponsor of real estate direct participation programs to the financial planning community. For more than 18 years, the Company (and its predecessors) has established a track record of investing in commercial real estate leased to parent companies in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased ("CTL") and frontage shopping centers ("FSC") that are located contiguous to major thoroughfares and traffic generators. AmREIT's customer list includes national and regional tenants such as: Walgreens, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Pediatric Associates, Discount Tire, etc.

     AmREIT owns a real estate portfolio that consists of 50 properties located in 20 states. Its properties include single-tenant, free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

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

                  Pro Forma Consolidated Operating Information

                                  (Unaudited)

                                                                Three Months Ended June      Six Months Ended June
                                                                          30, 2002                   30, 2002
Revenues
    Rental income and earned income                                     $1,546,110                 $2,917,969
    Other income                                                           306,366                  1,098,308
                          Total Revenues                                 1,852,476                  4,016,277

Total Expense                                                            1,281,707                  2,822,460

Proforma income before minority interest in
income of consolidated  joint ventures                                     570,769                  1,193,817

Federal income tax benefit from non-qualified subsidiary                    69,000                    (15,000)


Minority interest in income of consolidated joint ventures                  (8,303)                    (8,303)

Pro forma net income                                                    $  631,466                 $1,170,514



               Summary of Assets Acquired and Liabilities Assumed
                              As of July 23, 2002,



Assets
         Buildings                                                $ 16,330,088
         Land                                                        7,560,231
         Accounts receivable                                         1,105,612
         Prepaid expenses                                               15,757
         Total Assets                                             $ 25,011,688

         Liabilities                                                   132,630
                           Net assets acquired                    $ 24,879,058

         Class B common stock issued                                24,118,648
         Subordinated notes issued                                     760,410

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, however, these disclosure modifications are not applicable to the Company as the Company does not have stock based compensation other than restricted stock grants. The Company has not adopted SFAS No. 148 because it was anticipated that the adoption of SFAS 148 would not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has no variable interest entities which would require consolidation or disclosure.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("Statement 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact in the Company consolidated financial statements.

     RECLASSIFICATION

     Certain amounts in the interim unaudited 2002 condensed consolidated financial statements have been reclassified to conform to the presentation used in the interim unaudited 2003 condensed consolidated financial statements. Such reclassifications had no effect on previously reported net income or shareholders' equity.


2. NOTES PAYABLE

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through August 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Lender has given AmREIT a commitment to extend the Credit Facility for a period of 12 months from the date of execution. The Company and Lender are currently finalizing the documentation of the Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At June 30, 2003, the Company was in compliance with all applicable financial covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.00%. As of June 30, 2003, $14.6 million was outstanding under the Credit Facility. Thus the Company has approximately $5.4 million available under its line of credit, subject to Lender approval on the use of the proceeds.

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

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                              Quarter                   Year to Date
                                                                       2003             2002         2003          2002
BASIC EARNINGS PER SHARE
     Weighted average class A common shares outstanding             2,790,492       2,364,807      2,779,434     2,358,283

     Basic earnings per share                                         $ 0.075         $ 0.110        $ 0.077       $ 0.188

EARNINGS FOR BASIC COMPUTATION
     Net income available to class A common shareholders
     (basic earnings per share computation)                        $  210,020      $  261,293     $  215,314    $  443,604


     Diluted earnings per share information is not disclosed due to the accretive nature of the common class B shares.

5. SUBSEQUENT EVENTS

     On August 7, 2003, the Company filed Amendment No. 1 to its registration statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission ("SEC"). Additionally, the Company filed for an acceleration of effectiveness with the SEC, requesting that the Registration Statement become effective on or before August 12, 2003. The Registration Statement, among other things, registers to issue $44 million of class C common shares through the NASD broker dealer community, pursuant to the terms and conditions described in the Registration Statement.

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

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the Company, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company's tenants. Management believes the most critical accounting policies in this regard are the accounting for lease revenues (including the straight-line rent), the regular evaluation of whether the value of a real estate asset has been impaired and the allowance for doubtful accounts. Each of these issues requires management to make judgments that are subjective in nature. Management relies on its experience, collects historical data and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.

     AmREIT, a Texas real estate investment trust, is listed on the American Stock Exchange (AMY), owns a portfolio of 50 properties, leased to 27 different tenants located in 20 states and is a sponsor of high quality real estate investment opportunities to the financial planning community. The Company researches, identifies and participates in real estate opportunities and works hand in hand with the broker-dealer community to sponsor real estate investment products and services.

     For 18 years we have established a track record of investing in commercial real estate leased primarily to corporate tenants in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased and frontage shopping center properties that are located contiguous to major thoroughfares and traffic generators. AmREIT's real estate customer list includes national and regional tenants such as: Walgreen's, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Sprint, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Hospital, Discount Tire, etc.

     AmREIT, or an affiliate, has previously sponsored 14 affiliated investment funds through the NASD broker-dealer community. It is currently both a limited partner and general partner in three of these funds. Through this ownership, AmREIT receives commissions, fees and a carried interest in the profits and cash flows of these investment funds. Although this carried interest is not currently reflected in the balance sheet or statement of operations of AmREIT, it is anticipated to generate profits and cash flows to AmREIT as certain returns are met for the investors in these affiliated investment funds.

     LIQUIDITY AND CAPITAL RESOURCES

     Comparison of the Three Months Ended June 30, 2003 to June 30, 2002:
     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common stock and the use of the Company's credit facility have been the principal sources of capital required to fund its growth. Net cash provided by operating activities increased for the three months ended June 30, 2003 and June 30, 2002 from $330 thousand in 2002 to $992 thousand in 2003. The increase in cash provided by operating activities was due primarily to the following components: (1) an increase in net income of $388 thousand, from $261 thousand in 2002 to $649 thousand in 2003, and (2) a net increase in accounts payable, including related party accounts payable, of $311 thousand, from a paydown of accounts payable of $32 thousand in 2002 to an increase of $278 thousand in 2003.

     Net cash used in investing activities decreased $4.6 million for the three month period ended June 30, 2003 when compared to the three month period ended June 30, 2002. The decrease in cash used was primarily due to a decrease in acquisitions of real estate of $2.6 million, from $9.8 million in 2002 to $7.2 million in 2003. In addition, proceeds from the sale of property increased $1.9 million, from $0 in 2002 to $1.9 million in 2003.

     Net cash provided by financing activities decreased $5.1 million for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002. The decrease was primarily due to proceeds from notes payable, which totaled $9.1 million in 2002, compared to $6.9 million in 2003. Additionally, payments of notes payable increased from $24 thousand in 2002 to $1.7 million in 2003. Common dividends paid also increased $580 thousand from 2002 and contributions from minority interests decreased $609 thousand.

     Comparison of the Six Months Ended June 30, 2003 to June 30, 2002:

     Net cash provided by operating activities increased for the six months ended June 30, 2003 and June 30, 2002 from $467 thousand in 2002 to $1.2 million in 2003. The increase in cash provided by operating activities was primarily due to the following components: (1) an increase in net income of $663 thousand, from $444 thousand in 2002 to $1.1 million in 2003, (2) a decrease in the paydown of accounts payable, including related party accounts payable, of $486 thousand, from $789 thousand in 2002 to $304 thousand in 2003, and (3) an increase in depreciation and amortization of $202 thousand, from $254 thousand in 2002 to $456 thousand in 2003. The above increases are offset somewhat by a decrease in accounts receivable collections of $829 thousand.

     Net cash used in investing activities decreased $1.5 million for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The decrease in cash used was primarily due to an increase in proceeds from the sale of property of $1.9 million, from $0 in 2002 to $1.9 million in 2003.

     Net cash provided by financing activities decreased $4.2 million for the six months ended June 20, 2003 compared to the six months ended June 30, 2002. The decrease was primarily due to the following components: (1) payments of notes payable, which totaled $1.9 million in 2003, compared to $39 thousand in 2002, (2) an increase in common dividends paid, which was $331 thousand in 2002, compared to $1.5 million in 2003, (3) a decrease in contributions from minority interests, from $609 thousand in 2002 to $0 in 2003, and (4) purchase of treasury shares of $391 thousand in 2003, compared to an issuance of treasury shares of $185 thousand in 2002.

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

     In November 1998, the Company entered into an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital, and repaid all amounts outstanding under the Company's prior credit facility. Under the Credit Facility, which had an original term of one year, and has been extended through August 2003, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Lender has given AmREIT a commitment to extend the Credit Facility for a period of 12 months from the date of execution. The Company and Lender are currently finalizing the documentation of the Credit Facility and expect that it will be completed prior to September. The Credit Facility contains covenants, which among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, and specified interest coverage and fixed charge coverage ratios. At June 30, 2003, the Company was in compliance with all applicable financial covenants. The Credit Facility bears interest at an annual rate of LIBOR plus a spread of 2.00. As of June 30, 2003, $14.6 million was outstanding under the Credit Facility. The Company has approximately $5.4 million availability under its line of credit, subject to use of proceeds approval by the lender.

     As of June 30, 2003, the Company owned 50 properties directly and, since its inception, had invested $79 million, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

     Until properties are acquired by the Company, cash is held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 2003, the Company's cash and cash equivalents totaled $736 thousand.

     The Company paid aggregate cash dividends to the holders of its class A and class B common shares, for the three months ended of June 30, 2003 and 2002 of $749 thousand and $170 thousand, respectively.

     Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

     FUNDS FROM OPERATIONS

     Funds from operations (FFO) increased $489 thousand or 126% to $877 thousand for the three months ended June 30, 2003 from $388 thousand for the three months ended June 30, 2002. For the six month period ended June 30, 2003 FFO increased $873 thousand, from $697 thousand in 2002 to $1.57 million in 2003. Management considers FFO to be an appropriate measure of operating performance for an equity REIT. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. We believe that in order to facilitate a clear understanding of our historic operating results, FFO should be examined in conjunction with net income as presented in the consolidated statement of operations and data included elsewhere in this report. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance. Below is the reconciliation of net income to funds from operations for the three and six months ended June 30:


                                                           Quarter                         Year to Date
                                                     2003           2002               2003           2002
Net income                                   $     649,144      $ 261,293          $ 1,106,981    $  443,604
Plus depreciation                                  228,053        126,822              462,689       253,670

Total funds from operations                  $     877,197      $ 388,115          $ 1,569,670    $  697,274
Cash distributions paid                      $     749,437      $ 169,637          $ 1,509,059    $  331,177
FFO in excess of distributions               $     127,760      $ 218,478          $    60,611    $  366,097



Cash flows provided by (used in) operating activities, investing activities, and financing activities for the three and six months ended June 30 are presented below:

                                                           Quarter                       Year to Date
                                                    2003              2002             2003             2002
Operating activities                         $     992,375      $     329,677     $  1,244,535    $   466,957
Investing activities                         $  (5,375,268)     $ (10,003,990)    $ (8,431,712)   $(9,939,999)
Financing activities                         $   4,293,767      $   9,407,993     $  5,416,743    $ 9,658,907


     RESULTS OF OPERATIONS

     Comparison of the Three Months Ended June 30, 2003 to June 30, 2002:

     During the three months ended June 30, 2003 and June 30, 2002, the Company earned $1.9 million and $1.1 million, respectively, in rental income from operating leases and earned income from direct financing leases. Additional property purchases as well as the newly merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fee income increased $796 thousand, from $52 thousand in 2002 to $849 thousand in 2003. The increase in service fee income was primarily due to an increase in commission income, and fee income that was recognized related to a transaction brokered between third parties.

     During the three months ended June 30, 2003 and June 30, 2002, the Company's expenses were $2.1 million and $1.1 million, respectively. The $1 million increase in expenses is primarily attributable to (1) an increase in general operating and administrative expense of $345 thousand, from $440 thousand in 2002 to $785 thousand in 2003, which was primarily due to an increase in salary expense due to additional positions; (2) an increase in legal and professional fees of $384 thousand, from $162 thousand in 2002 to $546 thousand in 2003, which was primarily attributable to an increase in commission expense paid to third party security brokerage companies; and (3) an increase in interest expense of $184 thousand, from $410 thousand in 2002 to $594 thousand in 2003. The increase in interest expense is due to additional debt used to finance the acquisition of additional properties.

     Comparison of the Six Months Ended June 30, 2003 to June 30, 2002:

     During the six months ended June 30, 2003 and June 30, 2002, the Company earned $3.8 million and $2.0 million, respectively, in rental income from operating leases and earned income from direct financing leases. Additional property purchases as well as the merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fee income increased $528 thousand, from $531 thousand in 2002 to $1.06 million in 2003. The increase is primarily due to fee income recognized related to a transaction brokered between third parties.

     During the six months ended June 30, 2003 and June 30, 2002, the Company's expenses were $3.9 million and $2.5 million, respectively. The $1.4 million increase in expenses is primarily due to (1) an increase in interest expense of $482 thousand, from $664 thousand in 2002 to $1.145 million in 2003. The increase in interest expense is due to additional debt used to finance the acquisition of additional properties; (2) an increase in general operating and administrative expenses of $339 thousand, from $1.20 million in 2002 to $1.54 million in 2003, which is due to an increase in salary expense due to additional positions, and (3) an increase in legal and professional fees of $361 thousand, from $372 thousand in 2002 to $733 thousand in 2003, which is primarily attributable to increased commission expense paid to third party security brokerage companies.

PART II - OTHER INFORMATION



Item 1. Legal Proceedings

NONE

Item 2. Changes in Securities
NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
NONE

Item 5. Other Information
NONE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   AmREIT
                                   ______________________________________
                                  (Issuer)




August 13, 2003                      /s/ H. Kerr Taylor
                                   ______________________________________
Date                               H. Kerr Taylor, President





August 13, 2003                      /s/ Chad C. Braun
                                   ______________________________________
Date                               Chad C. Braun (Principal Accounting Officer)

Item 6. Exhibits

(a)      Exhibits

31.1     Chief Executive Officer Section 302 Certification

31.2     Chief Financial Officer Section 302 Certification

              32.1Chief    Executive Officer certification pursuant to 18
                           U.S.C. Section 1350, as Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.

              32.2Chief    Financial Officer certification pursuant to 18 U.S.C
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  Exhibit 31.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report, our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 13, 2003              By:  /s/
                                       ________________________________________
                                       H. Kerr Taylor, Chief Executive Officer

                                  Exhibit 31.2

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report, our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 13, 2003         By:  /s/
                                  __________________________________________
                                  Chad C. Braun, Chief Financial Officer

                                  EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor
______________________________
H. Kerr Taylor
Chief Executive Officer
August 13, 2003

                                  EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Chad C. Braun
_______________________
Chad C. Braun
Chief Financial Officer
August 13, 2003