Form 10QSB
period 2003-09-30
AMREIT
filed 2003-11-14
CIK 913957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934

For the quarterly period ended September 30, 2003



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




As of September 30, 2003 there were 5,641,381 common shares of beneficial interest of AmREIT, $.01 par value outstanding.

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                             AMREIT AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (unaudited)


 ASSETS
 Property:
   Land                                                            $21,531,368
   Buildings                                                        26,466,459
   Tenant improvements                                                 351,561
   Furniture, fixtures and equipment                                   232,142
                                                                   ___________
                                                                    48,581,530
   Less accumulated depreciation                                    (2,731,637)
                                                                   ___________
     Net real estate held for investment                            45,849,893

   Real estate held for sale, net                                    8,850,670

 Net investment in direct financing leases held for ivestment       22,048,739

 Cash and cash equivalents                                           1,348,385
 Accounts receivable                                                   372,600
 Accounts receivable - related party                                   150,432
 Escrow deposits                                                       257,925
 Prepaid expenses, net                                                 324,419

 Other assets:
   Preacquisition costs                                                 17,088
   Loan acquisition cost, net of $117,356 in accumulated
     amortization                                                      328,230
   Accrued rental income                                               498,802
   Intangible lease cost, net of $52,813 in accumulated
     amortization                                                      204,786
   Investment in non-consolidated affiliates                           519,873
                                                                   ___________
     Total other assets                                              1,568,779

                                                                   ___________
 TOTAL ASSETS                                                      $80,771,842
                                                                   ___________
                                                                   ___________

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                                   $38,308,124
   Accounts payable                                                  1,321,795
   Accounts payable - related party                                     24,656
   Security deposit                                                     35,930
   Prepaid rent                                                          6,561
                                                                   ___________
     TOTAL LIABILITIES                                              39,697,066
                                                                   ___________

 Minority interest                                                     821,380

 Shareholders' equity:
   Preferred shares, $.01 par value, 10,000,000 shares
     authorized, none issued                                                 -
 Class A Common shares, $.01 par value, 50,000,000 shares
     authorized, 2,917,924 shares issued                                29,179
 Class B Common shares, $.01 par value, 3,000,000 shares
     authorized, 2,384,002 shares issued                                23,840
 Class C Common shares, $.01 par value, 4,400,000 shares
     authorized, 339,455 shares issued                                   3,395
 Capital in excess of par value                                     50,058,297
 Accumulated distributions in excess of earnings                    (8,935,391)
 Deferred compensation                                                (267,330)
 Cost of treasury shares, 105,422 shares                              (658,594)
                                                                   ___________
     TOTAL SHAREHOLDERS' EQUITY                                     40,253,396
                                                                   ___________
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $80,771,842
                                                                   ___________
                                                                   ___________

 See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                     Quarter ended September 30,         Year to date September 30,
                                                         2003             2002               2003             2002
 Revenues:
   Rental income from operating leases               $1,243,067       $ 1,007,891        $3,575,964       $ 2,259,905
   Earned income from direct financing leases           681,309           594,429         1,950,637         1,222,780
   Service fee income                                   944,530           725,967         2,004,390         1,465,641
   Management fees                                       78,302            50,910           188,549           236,316
   Income from non-consolidated affiliates                7,138                 -            92,476           283,509
   Gain on sales of real estate acquired for resale     237,579           (37,061)          237,579           (37,061)
   Interest and other income                              1,459               542             5,289             2,595
                                                     __________       ___________        __________       ___________
     Total revenues                                   3,193,384         2,342,678         8,054,884         5,433,685
                                                     __________       ___________        __________       ___________

 Expenses:
   General operating and administrative                 869,675           648,849         2,407,338         1,894,836
   Legal and professional                               864,535           365,400         1,597,211           694,861
   Interest                                             598,189           519,665         1,743,535         1,183,345
   Depreciation and amortization                        216,375           226,049           617,946           454,356
   Deferred merger costs                                      -         1,904,370                 -         1,904,370
                                                     __________       ___________        __________       ___________
     Total expenses                                   2,548,774         3,664,333         6,366,030         6,131,768
                                                     __________       ___________        __________       ___________

 Income (loss) before federal income taxes and
 minority interest in income of consolidated joint
 ventures                                               644,610        (1,321,655)        1,688,854          (698,083)

 Federal income tax expense for taxable REIT
 subsidiary                                             (15,300)          (75,000)                -           (90,000)

 Minority interest in income of consolidated joint
 ventures                                               (45,841)          (35,339)         (128,790)         (307,284)
                                                     __________       ___________        __________       ___________

 Income from continuing operations                      583,469        (1,431,994)        1,560,064        (1,095,367)

 Income from discontinued operations                     75,531       $    61,966           205,917       $   168,943

 Net income (loss)                                   $  659,000       $(1,370,028)       $1,765,981       $  (926,424)

 Distributions paid to class B and class C
 shareholders                                          (457,343)         (423,732)       (1,349,010)         (423,732)
                                                     __________       ___________        __________       ___________

 Net income (loss) available to class A
 shareholders                                        $  201,657       $(1,793,760)       $  416,971       $(1,350,156)
                                                     __________       ___________        __________       ___________
                                                     __________       ___________        __________       ___________

 Basic income (loss) from continuing operations
 per common share                                    $    0.045       $    (0.769)       $    0.076       $    (0.639)
                                                     __________       ___________        __________       ___________
                                                     __________       ___________        __________       ___________

 Net income (loss) per common share - basic and
 diluted                                             $    0.072       $    (0.744)       $    0.150       $    (0.568)
                                                     __________       ___________        __________       ___________
                                                     __________       ___________        __________       ___________

 Weighted avergage common shares used to compute
 net income per share, basic and diluted              2,805,753         2,412,544         2,788,303         2,376,569
                                                     __________       ___________        __________       ___________
                                                     __________       ___________        __________       ___________


  See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               Quarter ended September 30,            Year to date September 30,
                                                                2003                2002              2003                 2002
 Cash flows from operating activities:
  Net income (loss)                                           $   659,000       $(1,370,028)        $ 1,765,981        $  (926,424)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Investment in real estate acquired for resale                      -                 -          (7,233,069)                 -
     Proceeds from sales of real estate acquir                  2,049,627                 -           3,947,983                  -
     (Gain) loss on sales of real estate acquired for resale     (237,579)           37,061            (237,579)            37,061
     Depreciation and amortization                                241,521           241,275             708,537            494,945
     Amortization of (increase in) deferred compensation           15,457            15,457              90,842            (63,544)
     Minority interest in net income of consolidated
      joint ventures                                               45,841            35,339             128,790            307,284
     Deferred merger costs                                              -         1,904,370                   -          1,904,370
     (Increase) decrease in accounts receivable                   (85,708)          256,697            (198,941)           451,754
     (Increase) decrease in accounts receivable
       - related party                                             (2,623)          821,982             (81,498)         1,263,680
     Increase (decrease) in prepaid expenses, net                  39,138            65,519              22,679              7,099
     Cash receipts from direct financing leases
       (less) more than income recognized                          (3,476)          (81,282)              9,319           (158,047)
     Increase in accrued rental income                            (79,431)          (14,683)           (159,278)           (35,900)
     (Increase) decrease in other assets                         (199,550)          105,554            (192,906)            (1,019)
     Increase (decrease) in accounts payable                      452,309           256,568             175,111           (507,861)
     Decrease in accounts payable- related party                 (155,042)         (121,440)           (181,467)          (146,440)
     (Decrease) increase in prepaid rent                          (84,418)           (7,438)                384                  -
     Decrease in security deposits                                      -             4,857                   -            (10,193)
                                                              ___________       ___________         ___________        ___________
      Net cash provided by (used in) operating activities       2,655,066         2,149,808          (1,435,112)         2,616,765
                                                              ___________       ___________         ___________        ___________

 Cash flows from investing activities:
  Improvements to real estate                                     (45,518)          (71,107)           (323,087)          (497,169)
  Acquisition of investment properties                         (1,474,694)       (8,217,958)         (4,163,689)       (18,028,973)
  Additions to furniture, fixtures and equipment                   (3,124)           (8,329)            (44,717)           (12,503)
  (Investment in) distributions from non-consolidating
    affiliates                                                    110,294           (91,001)             29,462            281,810
  Proceeds from sale of investment property                             -         1,097,562                   -          1,097,562
  Increase in preacquisition costs                                 (7,313)         (204,056)            (15,323)          (275,615)
                                                              ___________       ___________         ___________        ___________
    Net cash provided by (used in) investing activities        (1,420,355)       (7,494,889)         (4,517,354)       (17,434,888)
                                                              ___________       ___________         ___________        ___________

 Cash flows from financing activities:
  Proceeds from notes payable                                   1,900,000         7,885,573          11,160,758         17,382,782
  Payments of notes payable                                    (4,588,257)       (1,440,734)         (6,438,719)        (1,479,971)
  Loan acquisition costs                                                -           (46,584)                  -             (9,446)
  (Purchase) issuance of treasury shares                          (23,080)           (8,442)           (414,224)           176,678
  Issuance of common shares                                     3,393,764            (2,000)          3,393,764             (2,000)
  Issuance costs                                                 (514,689)                -            (514,689)                 -
  Common dividends paid                                          (765,467)         (680,898)         (2,274,526)        (1,012,075)
  Contributions from minority interests                                 -            11,542                   -            620,542
  Distributions to minority interests                             (25,031)          (35,339)           (118,381)          (334,485)
                                                              ___________       ___________          __________        ___________
    Net cash (used in) provided by financing                     (622,760)        5,683,118           4,793,983         15,342,025
                                                              ___________       ___________          __________        ___________

 Net increase (decrease) in cash and cash equiv                   611,951           338,037          (1,158,483)           523,902
 Cash and cash equivalents, beginning of period                   736,434           412,982           2,506,868            227,117
                                                              ___________       ___________          __________        ___________
 Cash and cash equivalents, end of period                     $ 1,348,385       $   751,019          $1,348,385        $   751,019
                                                              ___________       ___________          __________        ___________
                                                              ___________       ___________          __________        ___________


Supplemental schedule of noncash investing and financing activities On July 23, 2002, the Company merged with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd. In conjunction with the merger, the Company acquired $23,890,318 worth of property and issued 2,589,179 shares of Class B common shares.

 Supplemental schedule of cash flow information:
   Cash paid during the year for:
            Interest                                             490,828           384,132           1,618,249            979,296
            Income taxes                                          15,884                 -              46,987            133,841

 See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three month and nine-month periods ended September 30, 2003 and 2002.

     The condensed consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

     DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     AmREIT, formerly AmREIT, Inc. and previously American Asset Advisers Trust, Inc. (the "Company"), was organized in the state of Maryland in August 1993, is a real estate investment trust ("REIT") based in Houston , Texas, is listed on the American Stock Exchange (AMY) and re-organized in the state of Texas in December 2002. AmREIT is both an owner of net-leased properties and a sponsor of real estate direct participation programs to the financial planning community. For more than 18 years, the Company (and its predecessors) has established a track record of investing in commercial real estate leased primarily to parent companies of corporate tenants in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased ("CTL") and frontage shopping centers ("FSC") that are located contiguous to major thoroughfares and traffic generators. AmREIT's customer list includes national and regional tenants such as: Walgreens, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Sprint, Radio Shack, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Pediatric Associates, Discount Tire, etc.

     AmREIT owns a real estate portfolio that consists of 50 properties located in 20 states. Its properties include single-tenant, free standing credit tenant leased projects and multi-tenant frontage projects. The single tenant projects are located coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. As a result, the dependability of lease payments is based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Supporting the real estate portfolio is an operating company subsidiary of AmREIT that provides a complete range of services including development, construction management, property management, brokerage and leasing.

     On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of these affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million class B common shares to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who exercised their dissenters' rights. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the merger with its three affiliated partnerships, which assumes that the merger occurred on January 1, 2002. Additionally, we have presented a summary of assets acquired and liabilities assumed as of the date of the merger, July 23, 2002.

                  Pro Forma Consolidated Operating Information
                                  (Unaudited)

                                                                     Three Months Ended          Nine Months Ended
                                                                     September 30, 2002         September 30, 2002
Revenues
         Rental income and earned income                               $    1,750,489              $  4,668,458
         Other income                                                         768,699                 1,867,007
                                                                       ______________              ____________
                          Total Revenues                                    2,519,188                 6,535,465
                                                                       ______________              ____________

Total expenses                                                              3,756,895                 6,579,355
                                                                       ______________              ____________
Proforma income before minority interest in income of
consolidated joint ventures                                                (1,237,707)                  (43,890)

Federal income tax benefit from taxable REIT subsidiary                       (75,000)                  (90,000)


Minority interest in income of consolidated joint ventures                     (9,795)                  (18,098)
                                                                       ______________              ____________


Pro forma net income (loss)                                            $   (1,322,502)             $   (151,988)
                                                                       ______________              ____________
                                                                       ______________              ____________


               Summary of Assets Acquired and Liabilities Assumed
                              As of July 23, 2002,



Assets
         Buildings                                        $  16,330,088
         Land                                                 7,560,231
         Accounts receivable                                  1,105,612
         Prepaid expenses                                        15,757
                                                          _____________
         Total Assets                                     $  25,011,688

         Liabilities                                            132,630
                                                          _____________
               Net assets acquired                        $  24,879,058
                                                          _____________
                                                          _____________

         Class B common stock issued                         24,118,648
         Subordinated notes issued                              760,410

     In August 2003 the Company began selling class C common shares. The offering is a $44 million offering, issued on a best efforts basis through the independent financial broker dealer community. The Company will primarily use the proceeds for the acquisition of new properties and to pay down existing debt. At September 30, 2003, the Company had issued approximately 339 thousand shares, representing approximately $3.4 in proceeds from selling class C shares.

     REAL ESTATE HELD FOR SALE
     Properties are classified as real estate held for sale if the properties were purchased with intent to hold the properties for less than a year or if the properties are listed for sale. At September 30, 2003, AmREIT owned five properties that are classified as real estate held for sale. The five properties have a combined carrying value of $8.85 million. Three of the properties have separate notes payable, which have a one year term and a combined balance of $3.46 million at September 30, 2003.

     BASIS OF CONSOLIDATION
     The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     NEW ACCOUNTING STANDARDS

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, however, these disclosure modifications are not applicable to the Company as the Company does not have stock based compensation other than restricted stock grants. The Company has adopted SFAS 148 and the adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The implementation of the Interpretation has been delayed until periods ending after December 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company believes it has no variable interest entities which would require consolidation or disclosure.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("Statement 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on our consolidated financial position, results of operations, or cash flows.

     RECLASSIFICATION

     Certain amounts in the interim unaudited 2002 and 2003 condensed consolidated financial statements have been reclassified to conform to the presentation used in the interim unaudited 2003 condensed consolidated financial statements. Such reclassifications had no effect on previously reported net income or loss or shareholders' equity.

2.   NOTES PAYABLE

     In September 2003, the Company renewed its unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which has a term of one year, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At September 30, 2003, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon leverage, from LIBOR plus a spread of 1.40% to LIBOR plus 2.35%. As of September 30, 2003, the interest rate was LIBOR plus 2.0%. As of September 30, 2003, $15.0 million was outstanding under the Credit Facility. Thus the Company has approximately $5.0 million available under its line of credit, subject to Lender approval on the use of the proceeds.

3.   MAJOR TENANTS

     As of September 30, 2003, there have been no significant changes in the tenant make-up from year end December 31, 2002.

4.   EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income available to class A shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of class A common shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                                            Quarter                       Year to Date
                                                                     2003             2002            2003          2002
                                                                     ----             ----            ----          ----
BASIC EARNINGS PER SHARE
     Weighted average class A common shares outstanding           2,805,753       2,412,544        2,788,303     2,376,569

     Basic earnings (loss) per share                                $ 0.072        $ (0.744)         $ 0.150      $ (0.568)
                                                                  _________     ___________        _________   ___________
                                                                  _________     ___________        _________   ___________
     EARNINGS (LOSS) FOR BASIC COMPUTATION
     Net income (loss) available to class A common shareholders
     (basic earnings (loss) per share computation)                $ 201,657     $(1,793,760)       $  416,97    $(1,350,156)
                                                                  _________     ___________        _________   ____________
                                                                  _________     ___________        _________   ____________


     Diluted earnings per share information is not disclosed due to the accretive nature of the common class B and class C shares.


5.   DISCONTINUED OPERATIONS

     The operations of two properties listed as held for sale at September 30, 2003 were reported as discontinued operations. The following is a summary of our discontinued operations:


                                                           Three             Three            Nine           Nine
                                                           Months            Months           Months         Months
                                                           Ended             Ended            Ended          Ended
                                                         9/30/2003         9/30/2002         9/30/2003      9/30/2002
                                                         ---------         ---------         ---------      ---------
     Rental revenue                                       $82,540           $77,192          $247,618       $209,532
     Depreciation and amortization                              -           (15,226)          (30,136)       (40,589)
     Property expenses                                     (7,009)                -           (11,565)             -
                                                         ________           _______          ________       ________
     Income from discontinued operations                 $ 75,531           $61,966          $205,917       $168,943
     Basic income from discontinued operations
           per common share                              $  0.027          $  0.026         $   0.074      $   0.071



6.   COMMITMENTS

     In June 1998, the AmREIT shareholders approved the acquisition of an advisory company then owned by H. Kerr Taylor's, President and CEO of AmREIT. In conjunction with this acquisition, Mr. Taylor agreed to defer a portion of the consideration owed to him, which would be paid based on a specified formula as if and when the Company raised additional equity to grow AmREIT's equity and assets. As of September 30, 2003, Mr. Taylor is eligible to receive an additional 384 thousand class A shares as the Company raises additional equity. Based on equity raised through the class C common share offering subsequent to September 30, 2003, and equity anticipated to be raised through December 31, 2003, Mr. Taylor will be issued between 150 thousand and 170 thousand of these additional class A shares, valued at market price on the date of issuance. Upon issuance of these shares, based on the terms of the deferred consideration agreement which expires June 2006, approximately 234 thousand to 214 thousand shares remain available to be issued to Mr. Taylor.

     As of September 30, 2003, AmREIT has contracted for approximately $22.4 million of single tenant and multi-tenant real estate projects that are anticipated to close during the fourth quarter 2003 and first quarter 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     FORWARD-LOOKING STATEMENTS

     Certain information presented in this Form 10-QSB constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its properties and the ability of tenants to make payments under their respective leases.

     CRITICAL ACCOUNTING POLICIES

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

     GENERAL

     AmREIT, a Texas real estate investment trust, is listed on the American Stock Exchange (AMY), and is committed to providing our shareholders with an opportunity to earn dependable, monthly income through investing in high-quality commercial retail real estate. Our strategy is to acquire or develop high-quality properties that are leased to strong national or regional parent companies. Today, AmREIT owns a portfolio of 50 properties, leased to 27 different tenants located in 20 states. As our capital base continues to expand, we are forming additional relationships in the real estate community, identifying investment opportunities that fit our approach, and carrying out our pledge to our shareholders to deliver dependable monthly income.

     For 18 years we have established a track record of investing in commercial real estate leased primarily to corporate tenants in the retail, financial services and banking, medical and restaurant sectors. AmREIT's real estate team focuses on development, management, brokerage and ownership of freestanding credit tenant leased and frontage shopping center properties that are located contiguous to major thoroughfares and traffic generators. AmREIT's real estate customer list includes national and regional tenants such as: Walgreens, Goodyear Tire, Washington Mutual, IHOP, McDonald's, Herman Hospital, Radio Shack, Sprint, Coldwell Banker, Guaranty Federal, Bennigan's, Chili's, Texas Children's Pediatric Associates and Discount Tire.

     AmREIT, or an affiliate, has previously sponsored 14 investment funds through the NASD broker-dealer community. It is currently both a limited partner and general partner in three of these funds. Through this ownership, AmREIT receives commissions, fees and a carried interest in the profits and cash flows of these investment funds. Although this carried interest is not currently reflected in the balance sheet or statement of operations of AmREIT, it is anticipated to generate profits and cash flows to AmREIT as certain returns are met for the investors in these affiliated investment funds.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common shares and the use of the Company's credit facility have been the principal sources of capital required to fund its growth. In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, a merger with certain affiliated partnerships or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations.

     Comparison of the Three Months Ended September 30, 2003 to September 30, 2002:

     Net cash provided by operating activities increased $505 thousand for the three months ended September 30, 2003 when compared with the three months ended September 30, 2002. The increase in cash provided by operating activities was due primarily to the following: (1) a $2.05 million increase in proceeds from the sale of real estate acquired for resale, from $0 in 2002 to $2.05 million in 2003; (2) net income increased $2.03 million, from a $1.37 million loss in 2002 to net income of $659 thousand in 2003. The increase in net income is primarily due to a non-cash charge of $1.9 million, representing deferred merger costs that were incurred in 2002, therefore, the transaction has no net effect on the cash flow; (3) accounts payable increased by $297 thousand in 2003, compared to a $135 thousand increase in 2002. The above increases in cash are offset by the following: (1) accounts receivable increased by $88 thousand in 2003, compared to a $1.079 million decrease in 2002; (2) other assets decreased $200 thousand in 2003, compared to a $106 thousand increase in 2002.

     Net cash used in investing activities decreased $6.07 million for the three month period ended September 30, 2003 when compared to the three month period ended September 30, 2002. The decrease in cash used in investing activities was primarily due to a $6.75 million decrease in cash used for acquisitions of investment properties, from $8.22 million in 2002 to $1.47 million in 2003. This decrease in cash used is offset by a decrease in proceeds from the sale of investment properties of $1.1 million, from $1.1 million in 2002 to $0 in 2003.

     Net cash used in financing activities increased $6.31 million for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. The increase was primarily due to a $5.99 million decrease in proceeds from notes payable, from $7.89 million in 2002 to $1.9 million in 2003. This increase in cash is offset by a $3.15 million increase in payments of notes payable, from $1.44 million in 2002 to $4.59 million in 2003.

     In August 2003 the Company began selling class C common shares. The offering is a $44 million offering, issued on a best efforts basis through the independent financial broker dealer community. The Company will primarily use the proceeds for the acquisition of new properties and pay down existing debt. At September 30, 2003, the Company had issued approximately 339 thousand shares, representing approximately $3.4 in proceeds from selling class C shares .

     Comparison  of the Nine Months Ended  September  30, 2003 to September 30,
     2002:

     Net cash used in operating activities increased $4.05 million for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increase in cash used in operating activities was primarily due to the following: (1) investment in real estate acquired for sale increased $7.23 million, from $0 in 2002 to $7.23 million in 2003;
     (2) accounts receivable increased by $280 thousand in 2003, compared to a $1.72 million decrease in 2002. The above increases in cash used are offset by the following: (1) a $2.69 million increase in net income, from a loss of $926 thousand in 2002 to net income of $1.76 million in 2003. The increase in net income is primarily due to a non-cash charge of $1.9 million, representing deferred merger costs that were incurred in 2002, therefore, the transaction has no net effect on the cash flow; (2) an increase in proceeds from the sale of real estate acquired for resale of $3.95 million, from $0 in 2002 to $3.95 million in 2003; (3) a decrease in accounts payable of $6 thousand in 2003, compared to a decrease of $654 thousand in 2002.

     Net cash used in investing activities decreased $12.92 million for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease in cash used was primarily due to a decrease in acquisitions of investment properties of $13.87 million, from $18.03 million in 2002 to $4.16 million in 2003. This decrease in cash used is offset by a $1.1 million decrease in proceeds from the sale of investment properties, from $1.1 million in 2002 to $0 in 2003.

     Net cash provided by financing activities decreased $10.55 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was primarily due to the following components: (1) a decrease in proceeds from notes payable of $6.22 million, from $17.38 million in 2002 to $11.16 in 2003; (2) an increase in payments of notes payable of $4.96 million; (3) an increase in common dividends paid of $1.26 million, from $1.01 million in 2002 to $2.27 million in 2003; (4) a decrease in contributions from minority interests of $621 thousand; (5) an increase in the purchase of treasury shares of $591 thousand. The above decreases in cash are offset by a $3.40 million increase in the issuance of common shares.


     Cash flows provided by (used in) operating activities, investing activities, and financing activities for the three and nine months ended September 30 are presented below in thousands:

                                   Quarter                  Year to date
                              2003          2002        2003            2002
     Operating activities   $ 2,655       $ 2,150     $(1,435)        $  2,617
     Investing activities   $(1,420)      $(7,495)    $(4,517)        $(17,435)
     Financing activities   $  (623)      $ 5,683     $ 4,794         $ 15,342

     On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, which increased the Company's real estate assets by approximately $24.3 million. Pursuant to the merger, the Company issued approximately 2.6 million class B common shares to the limited partners in the Affiliated Partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the Affiliated Partnerships who exercised their dissenters rights. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company.

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

     In September 2003, the Company renewed its unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which has a term of one year, the Company may borrow up to $20 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At September 30, 2003, the Company was in compliance with all applicable financial covenants. The Credit Facility's annual interest rate varies depending upon leverage, from LIBOR plus a spread of 1.4% to LIBOR plus 2.35%. As of September 30, 2003, the interest rate was LIBOR plus 2.0%. As of September 30, 2003, $15.0 million was outstanding under the Credit Facility. Thus the Company has approximately $5.0 million available under its line of credit, subject to lender approval on the use of the proceeds.

     As of September 30, 2003, the Company owned 50 properties directly and, since its inception, had invested $79 million, exclusive of any minority interests, including certain acquisition expenses related to the Company's investment in these properties. These expenditures resulted in a corresponding decrease in the Company's liquidity.

     Until properties are acquired by the Company, cash is held in short-term, highly liquid investments that the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 2003 and 2002, the Company's cash and cash equivalents totaled $1.348 million and $751 thousand respectively.

     The Company paid aggregate cash dividends to the holders of its class A, class B and class C common shares, for the three months ended of September 30, 2003 and 2002 of $765 thousand and $681 thousand, respectively.

     INFLATION

     Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

     FUNDS FROM OPERATIONS

     Funds from operations (FFO) increased $2.013 million to $874 thousand for the three months ended September 30, 2003 from $(1.139) million for the three months ended September 30, 2002. For the nine month period ended September 30, 2003 FFO increased $2.871 million, from $(463) thousand in 2002 to $2.408 million in 2003. Management considers FFO to be an appropriate measure of operating performance for an equity REIT. The Company has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. We believe that in order to facilitate a clear understanding of our historic operating results, FFO should be examined in conjunction with net income as presented in the consolidated statement of operations and data included elsewhere in this report. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. The Company's computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITs. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance. Below is the reconciliation of net income to funds from operations in thousands for the three and nine months ended September 30:


                                                               Quarter                             Year to Date
                                                      2003                2002                2003              2002
                                                      ----                ----                ----              ----
Net income (loss)                                 $      659           $ (1,370)            $ 1,766           $  (926)
Depreciation and amortization:
  Continuing operations                                  215                216                 612               422
  Discontinued operations                                  -                 15                  30                41
                                                  __________           ________             _______           _______
Total funds from operations *                     $      874           $ (1,139)            $ 2,408           $  (463)
                                                  __________           ________             _______           _______
                                                  __________           ________             _______           _______

Cash distributions paid to class A, B
   and C shareholders                             $      765           $    681             $ 2,275           $ 1,012
FFO in excess of (less than) distributions*       $      109           $ (1,820)            $   133           $(1,475)



* Based on adherence to the NAREIT definition of FFO, we did not add back the $1.904 million charge to earnings in the third quarter 2002 resulting from shares issued to Mr. Taylor, president of the Company. Adding this $1.904 million charge to earnings back to earnings would result in adjusted funds from operations of $765 thousand for the three months ended September 30, 2002 and $1.441 million for the nine months ended September 30, 2002, respectively. Adding the charge to earnings would also result in dividends paid being less than adjusted FFO of $84 thousand for the three months ended September 30, 2002 and $429 thousand for the nine months ended September 30, 2002.

     RESULTS OF OPERATIONS

     Comparison of the Three Months Ended September 30, 2003 to September 30, 2002:

     During the three months ended September 30, 2003 and September 30, 2002, the Company earned $1.9 million and $1.6 million, respectively, in rental income from operating leases and earned income from direct financing leases. Additional property purchases resulted in the increased income from rents and earned income from direct financing leases. Service fee income increased $219 thousand, from $726 thousand in 2002 to $945 thousand in 2003. The increase in service fee income was primarily due to an increase in commission income from an increase in equity raised in our real estate investment sponsorship activities. Gain on sale of real estate acquired for resale increased $275 thousand, from a loss of $37 thousand in 2002 to a $238 thousand gain in 2003. The gain recorded in 2003 is related to the sale of an IHOP property in Milwaukee, WI.

     During the three months ended September 30, 2003 and September 30, 2002, the Company's expenses were $2.5 million and $3.7 million, respectively. The $1.2 million decrease in expenses is primarily attributable to a non-recurring charge in 2002 of $1.9 million, which was a deferred payment of merger related expenses. This decrease in expense was partially offset by the following increases: (1) an increase in general operating and administrative expense of $221 thousand, from $649 thousand in 2002 to $870 thousand in 2003, which was primarily attributable to an increase in salary expense due to additional positions; and (2) an increase in legal and professional fees of $500 thousand, from $365 thousand in 2002 to $865 thousand in 2003, which was primarily due to an increase in commissions paid to third party security brokerage companies.

     Comparison  of the Nine Months Ended  September  30, 2003 to September 30,
     2002:

     During the nine months ended September 30, 2003 and September 30, 2002, the Company earned $5.5 million and $3.5 million, respectively, in rental income from operating leases and earned income from direct financing leases. Additional property purchases as well as the merged properties from the three affiliated partnerships resulted in the increased income from rents and earned income from direct financing leases. Service fee income increased $539 thousand, from $1.466 million in 2002 to $2.004 million in 2003. The increase is primarily due to an increase in commission income, which is partially offset by a decrease in advisory fee income. Gain on sale of real estate acquired for resale increased $275 thousand, from a loss of $37 thousand in 2002 to a $238 gain in 2003. The gain recorded in 2003 is related to the sale of an IHOP property in Milwaukee, WI.

     During the nine months ended September 30, 2003 and September 30, 2002, the Company's expenses were $6.37 million and $6.13 million, respectively. The $234 thousand increase in expenses is primarily due to (1) an increase in legal and professional fees of $902 thousand, from $695 thousand in 2002 to $1.6 million in 2003. The increase in legal and professional fees is primarily attributable to increased commission expense paid to third party security brokerage companies; (2) an increase in interest expense of $560 thousand, from $1.2 million in 2002 to $1.7 million in 2003. The increase in interest expense is due to additional debt used to finance the acquisition of additional properties; (3) an increase in general operating and administrative expenses of $513 thousand, from $1.9 million in 2002 to $2.4 million in 2003, which is due to an increase in salary expense due to additional positions. These increases in expense are offset by a decrease in deferred acquisition costs of $1.9 million, which is attributable to the deferred payment of merger related expenses that was expensed in 2002.

Discontinued Operations

The operations of two properties listed as held for sale at September 30, 2003 were reported as discontinued operations. The following is a summary of our discontinued operations:


                                                 Three               Three                Nine              Nine
                                                 Months              Months              Months            Months
                                                 Ended               Ended               Ended             Ended
                                               9/30/2003           9/30/2002           9/30/2003         9/30/2002
                                               ---------           ---------           ---------         ---------
Rental revenue                                  $82,540             $77,192             $247,618          $209,532
Depreciation and amortization                         -             (15,226)             (30,136)          (40,589)
Property expenses                                (7,009)                  -              (11,565)                -
                                                _______             _______             ________          ________
Income from discontinued operations             $75,531             $61,966             $205,917          $168,943
Basic income from discontinued operations
      per common share                          $ 0.027             $ 0.026             $  0.074          $  0.071


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

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              31.1     Chief Executive Officer Section 302 Certification

              31.2     Chief Financial Officer Section 302 Certification

              32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2     Chief Financial Officer certification  pursuant to
                       18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K


            On November 12, 2003, AmREIT (the "Company") issued a press release announcing its consolidated financial results for the quarter ended September 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 AmREIT
                                 ------------------------------------------
                                 (Issuer)




November 13, 2003               /s/ H. Kerr Taylor
-----------------               -------------------------------------------
Date                            H. Kerr Taylor, President





November 13, 2003               /s/ Chad C. Braun
-----------------               -------------------------------------------
Date                            Chad C. Braun, (Principal Accounting Officer)

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


Date: November 13, 2003           By:
                                      ---------------------------------------
                                      H. Kerr Taylor, Chief Executive Officer

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


Date: November 13, 2003        By:
                                  -----------------------------------------
                                  Chad C. Braun, Chief Financial Officer

                                  EXHIBIT 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Kerr Taylor, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ H. Kerr Taylor


H. Kerr Taylor
Chief Executive Officer
November 13, 2003

                                  EXHIBIT 32.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of AmREIT (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chad
C. Braun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Chad C. Braun
Chief Financial Officer
November 13, 2003