Form 10KSB
period 2003-12-31
AMREIT
filed 2004-03-30
CIK 913957

U.S. SECURITIES AND EXCHANGE
                                  COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)
               [X] Annual Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003
                                       or
               [ ] Transition Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

  Securities registered under
   Section 12(b)of the Exchange Act:                          NAME OF EXCHANGE
                                       TYPE OF CLASS        ON WHICH REGISTERED
                                   CLASS A COMMON SHARES      AMERICAN STOCK
                                                                 EXCHANGE

  Securities registered under Section 12(g) of the Exchange Act: NONE

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

Issuer's revenues for its most recent fiscal year:    $13.6 Million

Aggregate market value of the voting stock
  held by non-affiliates of the issuer:               $42.1 Million

State the number of shares outstanding of the issuer's common equity, as of the latest practicable date: 2,939,404 class A shares, 2,362,522 class B shares, and 1,402,788 class C shares as of March 7, 2004

                      DOCUMENTS INCORPORATED BY REFERENCE

Issuer incorporates by reference into Part III portions of its Proxy Statement for the 2004 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format(check one):Yes ____  No       X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

AmREIT is a Texas real estate investment trust ("REIT") that has elected to be taxed as a REIT for federal income tax purposes. AmREIT is a self-managed, self-advised REIT with, along with its predecessor, a 19-year history and a record of investing in quality income producing retail real estate. AmREIT's class A common shares are traded on the American Stock Exchange under the symbol "AMY". AmREIT directly owns over $100 million in assets, up 37% from 2002, and manages an additional $30 million through affiliated retail partnerships. As of December 31, 2003, AmREIT owned 51 properties located in 18 states.

AmREIT's initial predecessor, American Asset Advisers Trust, Inc., was formed as a Maryland corporation in 1993. Following the merger of our external adviser into the Company in June 1998, we changed our name to AmREIT, Inc., which was a Maryland corporation. In December 2002, we reorganized as a real estate investment trust.

As of December 31, 2003, AmREIT had 23 full time employees, 3 full time dedicated brokers and 4 independent trust managers.

Operating Strategy

Our business organization consists of a portfolio of high-end single and multi-tenant retail centers, a full service real estate operating and development subsidiary, an NASD registered broker-dealer subsidiary, and a retail partnership business. This unique combination provides AmREIT the opportunity to access capital through both Wall Street and the independent financial planning marketplace for flexibility and dependable growth. We finance our growth and working capital needs with a combination of equity offerings and a conservative debt philosophy. Currently, the Company is raising capital through its class C common share offering, being offered exclusively through the independent financial planning community. As of December 31, 2003, the Company had raised approximately $14 million through its class C offering. Through its by-laws, the Company's debt is limited to 55% recourse debt as compared to its gross assets. As of December 31, 2003, the Company's debt to asset ratio was approximately 51%.

Our operating strategy and investment criteria discussed herein are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

Portfolio
We focus on acquiring "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas - which create dependable income and long-lasting value. These premium properties provide high leasing income and high occupancy rates for a strong income stream. As of December 31, 2003, the occupancy rate was 92.4%. Our properties attract a wide array of established commercial tenants, and offer attractive opportunities for dependable monthly income and potential capital appreciation. These properties are typically located in high traffic areas within a three-mile radius of a population of 100,000 with an average household income of $70 thousand or more. On average, more than 30,000 cars per day pass by these properties. In addition, management believes that the location and design of its properties provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

Our revenues are substantially generated by corporate retail tenants such as Starbucks, Landry's, CVS Pharmacy, International House of Pancakes ("IHOP"),
Eckerd, Nextel, Washington Mutual, TGI Friday's, and others. We own, and may purchase in the future, fee simple retail properties (we own the land and the building), ground lease properties (we own the land, but not the building and receive rental income from the owner of the building) or leasehold estate properties (we own the building, but not the land, and therefore are obligated to make a ground lease payment to the owner of the land). AmREIT may also develop properties for its portfolio or enter into joint ventures, partnerships or co-ownership for the development of retail properties.

AmREIT owns a real estate portfolio consisting of 51 properties located in 18 states at December 31, 2003. Our multi-tenant shopping center properties are primarily located throughout Texas and are leased to national, regional and local tenants. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. In so doing, the dependability of the lease payments is based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.

As of December 31, 2003, no single property accounted for more than 10% of the Company's total assets. As of December 31, 2003, IHOP accounted for 21.7% of the Company's total revenue and no other tenant accounted for more than 10% of the Company's rental and property income.

According to its fourth quarter 2003 earnings release announced on February 26, 2004, IHOP was founded in July 1958 and operates over 1,100 restaurants in three countries and forty-five states. IHOP is a family restaurant, serving breakfast, lunch and dinner. IHOP is a New York Stock Exchange, publicly-held company with a current market capitalization over $817 million. For the twelve months ended December 31, 2003, comparable store sales increased by 4.8% compared to 2002, and net income decreased 10% compared to 2002. The decrease in net income is due to a $9.1 million reorganization charge to earnings. Excluding this charge to earnings, IHOP's net income increased 3.9% compared to 2002.

Real Estate Operating and Development Company AmREIT's real estate operating and development subsidiary AmREIT Realty Investment Corporation ("ARIC") is a fully integrated group of brokers and real estate professionals that provide brokerage, leasing, construction management, development and property management services to our tenants as well as third parties. This operating subsidiary, which is a taxable REIT subsidiary, compliments our portfolio of retail properties by providing a high level of service to our tenants, as well as maintaining our portfolio of properties to meet our standards.

Having an internal real estate group also helps secure strong tenant relationships for both us and our retail partnerships. Our growing roster of leases with well-known national and regional tenants includes IHOP, Washington Mutual, Starbucks, TGI Friday's, CVS Pharmacy, and others. Equally important, we have affiliations with these parent company tenants that extend across multiple sites.

Not only does our real estate operating and development company create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our affiliated actively managed retail partnerships, as well as for third parties, our real estate team continues to generate fees and profits for us. Through ARIC, we are able to generate additional profits through the selective acquisitions and dispositions of properties within a short time period (twelve to eighteen months). These assets are listed as real estate assets acquired for sale on our consolidated balance sheet, and at December 31, 2003, represented approximately $4.4 million.

Securities Company
The part of our business structure and operating strategy that really separates us from other publicly traded REITs is AmREIT Securities Company (ASC), a wholly owned subsidiary of ARIC. Through ASC, we are able to raise capital through the National Association of Securities Dealers (NASD) independent financial planning community. Traditionally, we have raised capital in two ways: first for our actively managed retail partnerships, and second, directly for AmREIT through non-traded classes of common shares.

During 2003, ASC raised approximately $15 million for AmREIT Monthly Income & Growth Fund, Ltd., an affiliated retail partnership sponsored bya subsidiary of AmREIT. Additionally, ASC raised approximately $14 million directly for the us through a class C common share offering. During 2004, through a combination of our actively managed retail partnerships, as well as direct equity for AmREIT, ASC projects to raise approximately $60 million directly through the NASD independent financial planning community. Since capital is the lifeblood of any real estate company, having the unique opportunity to raise capital through both Wall Street and the independent financial planning community adds additional financial flexibility and dependability to our income stream.

Retail Partnerships
AmREIT has retail partnership subsidiaries that sell limited partnership interests to retail investors, in which AmREIT indirectly invests through both the general partner and as a limited partner. We wanted to create a structure that aligns the interest of our shareholders with that of our unit holders. Through our subsidiary general partners of the retail partnerships value is created for AmREIT through managing money from the sponsored funds, and in return, receiving management fees and profit participation interests.

AmREIT's retail partnerships are structured so that an affiliate as the general partner, receives a significant profit only after the limited partners in the funds have received their targeted return, again, linking AmREIT's success to that of its unit holders.

As of December 31, 2003, AmREIT directly managed, through its three actively managed and previously sponsored retail partnerships, a total of $30 million in equity. These three partnerships will enter their liquidation phases in 2003/2004, 2009/2010, and 2010/2011, respectively. As these partnerships enter into liquidation, we will receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership's limited partners. In accordance with generally accepted accounting principles, any unrealized gains associated with this potential profit participation has not been reflected on our balance sheet or statement of operations.


Financial Information

Additional   financial   information  related  to  AmREIT  is  included  in  the
Consolidated Financial Statements located on pages 28 through 49, included herein.

ITEM 2.  DESCRIPTION OF PROPERTY

General

At December 31, 2003, we owned 51 properties. The properties are leased to 38 tenants in 18 different states. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-KSB for a listing of the properties and their respective costs.

We have been developing and acquiring multi-tenant shopping centers for over ten years in our retail partnership business. During that time, we believe we have developed the ability to recognize the high-end multi-tenant properties that can create long-term value, and with the downward pressure on single tenant cap rates, resulting in higher priced real estate, management anticipates strategically increasing its holdings of multi-tenant shopping centers.

Land - Our property sites, on which our leased buildings sit, range from approximately 34,000 to 125,000 square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are single and multi-tenant properties and are located at "main and main" locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Single tenant buildings range from approximately 2,000 to 20,000 square feet, and multi-tenant buildings are generally 15,000 square feet and greater. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.

Leases - The primary term of the leases ranges from ten to twenty-five years. Generally, leases also provide for one to four five-year renewal options. The freestanding properties are primarily leased on a "triple-net" basis whereby the tenants are responsible for the property taxes, insurance and operating costs. Generally, the leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations in the annual rental rates or both.


LOCATION OF PROPERTIES

AmREIT's focus is on property investments in Texas. Of our 51 properties, 22 are located in Texas, with 16 being located in the greater Houston metropolitan statistical area. Our portfolio of assets tends to be located in areas we know well, and where we can keep an eye on them. For that reason, we believe AmREIT delivers an extra degree of hands on management to our real estate investments. Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties. During 2003, Houston ranked nationally among the 10 most populous metro areas, ranked fourth in nominal employment growth and fifth in employment growth rate.

At December 31, 2003, we owned 51 properties leased to 38 tenants in 18 states (however, 20 states are shown in the below table due to income being received during the year from properties located in Wisconsin and Indiana). The rental income by states is as follows:

                                                                   Rental                           Rental
                                    State                          Income                       concentration
                           ------------------------ ------- ---------------------- -----------------------------------------
                           ------------------------ ------- ---------------------- -----------------------------------------

                           Texas                                       $3,001,731                   39.5%
                           Louisiana                                      711,545                    9.4%
                           Tennessee                                      507,410                    6.7%
                           Missouri                                       498,910                    6.6%
                           Kansas                                         453,884                    6.0%
                           Arizona                                        409,817                    5.4%
                           Minnesota                                      267,586                    3.5%
                           Colorado                                       246,423                    3.2%
                           Georgia                                        202,322                    2.7%
                           Oregon                                         182,717                    2.4%
                           Virginia                                       170,804                    2.3%
                           Utah                                           160,068                    2.1%
                           Mississippi                                    155,514                    2.1%
                           New York                                       123,619                    1.6%
                           Indiana                                        112,156                    1.5%
                           California                                     110,099                    1.5%
                           Oklahoma                                        92,612                    1.2%
                           New Mexico                                      85,606                    1.1%
                           Wisconsin                                       50,022                    0.7%
                           Maryland                                        41,321                    0.5%
                                                            ---------------------- -----------------------------------------
                                                            ---------------------- -----------------------------------------

                                    Total                              $7,584,166                  100.00%


Multi-Tenant Properties

As of December 31, 2003, AmREIT owned five multi-tenant properties, representing approximately 86,000 leaseable square feet. Our multi-tenant properties are primarily neighborhood and community strip centers, ranging from 16,000 to 20,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complimentary array of services to support the local retail consumer. All of our strip centers are located in the greater Houston area, and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average.

All of our multi-tenant leases provide for the monthly payment of base rent plus operating expenses. This monthly operating expense payment is based an estimate of the tenant's pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants, with any underpayment being billed to the tenant.

Our multi-tenant leases range from five to ten years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $24 thousand to $310 thousand per year.

In December 2003, as part of the Uptown Plaza purchase, we purchased a 16,000 square foot strip center anchored by Grotto, a Landry's Restaurant (NYSE:LNY) concept. This "irreplaceable corner" is located at the intersection of Westheimer and Loop 610 in the Houston, Texas Galleria area. The property was built in 2002 and is 70% occupied.

In December 2003, we purchased The Terrace Shops, a 16,395 square foot strip center anchored by Starbucks (Nasdaq:SBUX). This "irreplaceable corner" is located at the intersection of Buffalo Speedway and Westpark in Houston, Texas, the gateway to the prestigious West University residential community, Rice University and the Texas Medical Center. The property was built in 2002 and is 93% occupied.

Single Tenant Properties

As of December 31, 2003, AmREIT owned 46 single tenant properties, representing approximately 322,000 leaseable square feet. Our single tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company's recourse against the tenant and any guarantor in the event of a default, and for this reason are designated by us to be "Credit Tenant Leases", because they are supported by the assets of the entire company, not just the individual store location.

The primary term of the leases ranges from ten to twenty-five years. All of the leases also provide for one to four five-year renewal options. Annual rental income ranges from $59 thousand to $547 thousand per year.

In May 2003, we acquired four IHOP restaurants located in Bridgeton, Missouri, Grand Prairie, Texas (part of the Dallas Metropolitan Statistical Area), Wilwaukee, Wisconsin and Merrillville, Indiana, each representing approximately 4,020 leaseable square feet and each are 100% occupied. The Wisconsin and Indiana locations were both sold for a significant profit during 2003.

In September 2003, we acquired a TGI Friday's restaurant located in Hanover, Maryland. The property is approximately 6,800 square feet and is 100% occupied.

In December 2003, as part of the Uptown Plaza purchase, we purchased a CVS Pharmacy at the corner of Westheimer and Loop 610, located in the Houston, Texas Galleria area. The property is approximately 12,000 leaseable square feet and is 100% occupied.

Land To be Developed

As part of our investment objectives, we will invest in land to be developed on "irreplaceable corners" across Texas. A typical investment in land to be developed will result in a six to twelve month holding period, followed by the execution of a ground lease with a national or regional retail tenant, or the development of a single tenant property or multi-tenant strip center. As of December 31, 2003, AmREIT held three sites to be developed.

Westheimer and Yorktown is an approximately one acre pad site located at the intersection of Westheimer and Yorktown in the Galleria area of Houston, Texas. The property was purchased in January of 2003. Subsequent to the purchase, AmREIT entered into a long-term ground lease with Eckerd for the entire site. Rental income under the ground lease is scheduled to commence on January 15, 2004. AmREIT also provided the construction management and development for the Eckerd building.

San Felipe and Winrock is an approximately two acre pad site located at the intersection of San Felipe and Winrock in the prestigious Tanglewood residential community in Houston, Texas. The property was purchased in November 2003. Subsequent to the purchase, AmREIT entered into a long-term lease with a national bank for approximately once acre, off the corner intersection. Rental income under the ground lease is scheduled to commence in November 2004. AmREIT is holding the remaining one acre and is in discussion with a number of national tenants.

I-45 and West Road is a .75 acre pad site located at the intersection of Interstate 45 and West Road in Houston, Texas. AmREIT, as a 50% joint venture partner, purchased the land and subsequently entered into a long-term ground lease with YUM Brands (NYSE:YUM), which will construct a restaurant under one of their many franchisee concepts. Rental income under the ground lease is scheduled to commence during the third quarter 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Company does not have any material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

As of March 6, 2004, there were approximately 794 holders of record for 2,979,125 of the Company's class A common shares outstanding on such date, net of 133,822 shares held in treasury. AmREIT's class A common shares are listed on the American Stock Exchange ("AMEX") and traded under the symbol "AMY." The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the corresponding period since the commencement of trading on July 23, 2002.



Calendar Period
                                                                         High            Low          Dividends
2003

     First Quarter................................................       $6.80          $6.05           $.109
     Second Quarter...............................................       $6.80          $6.10           $.111
     Third Quarter ...............................................       $6.56          $6.15           $.112
     Fourth Quarter...............................................       $6.68          $6.30           $.114

2002
     Third Quarter (July 23 through September 30).................       $7.50          $6.20           $.095
     Fourth Quarter...............................................       $6.55          $6.15           $.100



The payment of any future dividends by AmREIT is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as its earnings and financial needs.

As of March 6, 2004, there were approximately 1,108 holders of record for 2,350,271 of the Company's class B common shares. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with the class A and C, as one class of stock. They receive a fixed 8.0% cumulative and preferred dividend, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder's option.

As of March 6, 2004, there were approximately 865 holders of record for 2,316,744 of the Company's class C common shares. The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with the class A and B, as one class of stock. The class C common shares receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder's option.

For the year, the Company repurchased, primarily through open market transactions, a total of 92,700 class A common shares at an average price of $6.50 per share. These shares were repurchased through the share repurchase program authorized by the board of trust managers.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

AmREIT (AMEX:AMY) is a rapidly growing, self-managed and self-advised REIT with a 19-year history of delivering results to its investors. Its business model consists of a portfolio of retail properties, including "irreplaceable corners", single tenant properties and multi-tenant properties, a full service real estate operating and development business, an NASD-registered broker dealer securities business and a retail partnership business - a unique combination that provides AmREIT the opportunity to access multiple sources of capital and generate fees and profits from multiple sources, resulting in added financial flexibility and the opportunity for dependable growth and income.

AmREIT's goal is to deliver increasing, dependable, monthly income for its shareholders. In so doing, AmREIT strives to increase and maximize Funds from Operations by issuing long term capital through both the NASD independent financial planning marketplace as well as through Wall Street, and investing the capital in accretive real estate properties, acquired or developed, on irreplaceable corners. Additionally, we strive to maintain a conservative balance sheet. To that regard, we strive to maintain a debt to total asset ratio of less than 55%. As of December 31, 2003, our debt to total asset ratio was 51%.

At December 31, 2003, AmREIT owned a portfolio of 51 properties located in 18 states, subject to long term leases with retail tenants, either directly or through its interests in joint ventures or partnerships. Forty six of the properties are single tenant properties, and represented approximately 75% of the annual rental income as of December 31, 2003. Five of the properties are multi-tenant and represented approximately 25% of the annual rental income as of December 31, 2003. In assessing the performance of the Company's properties, management evaluates the occupancy of the Company's portfolio. Occupancy for the total portfolio was 92.4% as of December 31, 2003. Additionally, the Company anticipates that the majority of its rental income will consist of rental income generated from multi-tenant shopping centers by the end of 2004. We have been developing and acquiring multi-tenant shopping centers for over ten years in our retail partnership business. During that time, we believe we have developed the ability to recognize the high-end multi-tenant properties that can create long-term value, and with the downward pressure on single tenant cap rates, resulting in higher priced real estate, management anticipates strategically increasing its holdings of multi-tenant shopping centers. Management intends to increase total assets from $101 million as of December 31, 2003 to approximately $200 million at the end of 2004. Through its class C common share offering, the Company raised approximately $14 million in capital in 2003, which along with debt financing, financed $27 million in property acquisitions and developments in 2003.

Management intends to fund future acquisitions and development projects through a combination of equity offerings and debt financing. During 2004, the Company anticipates raising approximately $60 million of equity from various sources including Wall Street and the independent financial planning community. We have already raised an additional $14 million through our class C common share offering to date in 2004.

Management expects that single tenant, credit leased properties, will continue to experience cap rate pressure during 2004 due to the low interest rate environment and increased buyer demand. Therefore, as it has been, our continued strategy will be to divest of properties which are no longer meet our core criteria, and replace them with multi-tenant projects or the development of single tenant properties located on irreplaceable corners. With respect to additional growth opportunities, we currently have over $50 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management anticipates, and has budgeted for, an increase in interest rates during 2004. As of December 31, 2003, approximately 47% of our outstanding debt had a long term fixed interest rate with an average term of seven years. Our philosophy continues to be matching long term leases with long term debt structures while keeping our debt to total assets ratio less than 55%.

Summary of Critical Accounting Policies

The results of operations and financial condition of the Company, as reflected in the accompanying financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company's tenants. Management believes the most critical accounting policies in this regard are the accounting for lease revenues (including the straight line rent), the regular evaluation of whether the value of a real estate asset has been impaired and the allowance for doubtful accounts. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.

Rental Income Recognition - In accordance with accounting principles generally accepted in the United States of America, the Company accounts for rental income under the straight line method, whereby we record rental income based on the average of the total rent obligation due under the primary term of the lease. The Company prepares a straight line rent schedule for each lease entered into. Certain leases contain a provision for percentage rent. Percentage rent is recorded in the period when the Company can reasonably calculate the amount of percentage rent owed, if any. Generally, the Company records percentage rent in the period in which the percentage rent payment is made, and can thereby be calculated and verified.

Real Estate Valuation - Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 39 years for buildings and over the primary term of the lease for tenant improvements. Major replacements that extend the life of the property, or enhance the value of the property are capitalized and the replaced asset and corresponding accumulated depreciation are removed. All other maintenance items are charged to expense as incurred.

Upon the acquisition of real estate projects, the Company assesses the fair value of the acquired assets (including land, building, acquired, out-of-market and in-place leases, as if vacant property value and tenant relationships) and acquired liabilities, and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 12 months depending on the property location, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

Costs incurred in the development of new operating properties, including preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes are capitalized into the basis of the project. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy.

AmREIT's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property on an undiscounted basis, plus the residual value of the property upon disposition, to the carrying value of such property. The carrying value would then be adjusted, if needed, to estimate the fair value to reflect an impairment in the value of the asset. As of December 31, 2003, no impairment was identified for any of the Company's properties.

VALUATION OF RECEIVABLES - An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect TO tenants in bankruptcy is considered in assessing the collectibility of the related receivables. At December 31, 2003, the Company wrote off a receivable of approximately $150 thousand related to the Wherehouse bankruptcy. The Company maintains a receivable related to Wherehouse of approximately $126 thousand based on discussions with Wherehouse, Blockbuster Entertainment Corporation, the guarantor of the lease, and legal proceedings involving Wherehouse and Blockbuster Entertainment Corporation.

Liquidity and Capital Resources

Cash flow from operating activities and financing activities have been the principal sources of capital to fund the Company's ongoing operations and dividends. As AmREIT deploys the capital raised, and expected to be raised from its equity offerings, into income producing real estate, we anticipate that cash flow from operations will provide adequate resources for future ongoing operations and dividends. AmREIT's cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities , as well as the placement of secured debt and other equity alternatives, will provide the necessary capital to maintain and operate our properties as well as execute and achieve our growth strategies. Cash flows from operating activities as reported in the Consolidated Statements of Cash Flows decreased from $3.73 million in 2002 to $1.24 million in 2003. During 2003, AmREIT invested approximately $7.81 million in retail real estate acquired for resale. This consisted of four single tenant properties located in Texas, Missouri, Indiana, and Wisconsin. As of December 31, 2003, AmREIT had sold two of these properties, located in Indiana and Wisconsin, resulting in net proceeds from the sale of $6.18 million and a gain on sale of real estate held for resale of $787 thousand.

Cash flows used in investing activities has been primarily related to the acquisition or development of retail properties. During 2003, AmREIT acquired or developed $34.5 million in retail projects, which were funded through a combination of the $12.2 million of capital (net of $1.8 million in issuance costs) raised through the class C common share offering, the net sales proceeds of properties divested during the year, and debt financing . This investment consisted of two single tenant projects, two multi-tenant projects, and three land acquisitions, of which six are located in Texas, and one is located in Maryland. The single tenant projects are 100% occupied and generating rental income. The multi-tenant projects are 70% and 93% occupied respectively and generating rental income. One of the land acquisitions is substantially complete and rental income commenced in January 2004. The other two land acquisitions are under development, and are anticipated to generate rental income during the fourth quarter 2004. These acquisitions were funded with proceeds from the Company's class C common share offering and through the existing revolving credit facility. The Company also sold two non-core, underperforming properties, an Office Max in Dover, Delaware and a Goodyear Tire Store in Houston, Texas.

Additionally, as part of its investment strategy, AmREIT constantly evaluates its property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with "irreplaceable corners" and other core assets. During 2003, AmREIT divested of an Office Max property located in Dover, Delaware and a Goodyear Tire Store located in Houston, Texas. The properties generated net sales proceeds of $3.5 million, resulting in a profit on disposition of approximately $312 thousand. During 2004, the Company anticipates continuing this strategy of divesting of its non-core properties, which are estimated to generate between $10 and $15 million in sales proceeds. Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows increased from $15.27 million in 2002 to $22.03 million in 2003.

In addition, capitalized expenditures for improvements and additions to our existing properties were approximately $535 thousand, which were funded through excess cash flow and through the Company's revolving credit facility.

Cash flows provided by financing activities increased from $13.82 million in 2002 to $20.32 million in 2003. Cash flows provided by financing activities were primarily generated from our existing revolving credit facility, secured property level mortgage financing or through our class C common share offering. Through its class C common share offering, the Company is averaging new capital raised of between $2 and $4 million per month. One advantage of raising capital through the independent financial planning marketplace is that the capital is received on a monthly basis, allowing for a scaleable matching of real estate projects. Our first priority is to deploy the capital raised, and then to moderately leverage the capital, while maintaining our philosophy of a conservative balance sheet.

AmREIT has a $30 million unsecured revolving credit facility. The facility will mature on September 4, 2004. The facility bears interest at a rate of LIBOR plus a range of 1.40 to 2.35, depending on the Company's debt to asset ratio. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (35% for IHOP) of total property net operating income. At December 31, 2003, IHOP net operating income represented 34.7% of total property net operating income. Management estimates that as of March 31, 2004, IHOP net operating income will represent approximately 32% of total property net operating income. As of December 31, 2003, the spread over LIBOR was 2.00. At December 31, 2003, approximately $22.80 million was outstanding under the credit facility. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments. During the year ended December 31, 2003, approximately $39.02 million was borrowed under the credit facility and other mortgage debt instruments for the acquisition of properties, tenant improvements and capital expenditures as well as working capital. Additionally, approximately $24.12 million was paid down on the credit facility and other mortgage debt instruments through out the year, primarily as a result of property sales and capital raised through the class C common share offering.

As of December 31, 2003, the Company had the following contractual obligations:



                                  2004        2005        2006        2007        2008     Thereafter      Total

Unsecured debt:
 Revolving credit facility      $22,792     $     -     $     -     $     -     $     -     $     -       $22,792
 5.46% dissenter notes                -           -           -           -           -         760           760

Secured Debt                      3,557         490         530         573         620      19,163        24,933
                                _______     _______     _______     _______     _______     _______       _______

Total contractual obligation    $26,349     $   490     $   530     $   573     $   620     $19,923       $48,485



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

In August 2003, the Company commenced the class C common share offering. This offering is being exclusively made through the NASD independent financial planning community. It is a $44 million offering, of which $4 million has been reserved for the dividend reinvestment plan. As of December 31, 2003, 1.4 million shares had been issued, resulting in approximately $14 million in grossproceeds. The proceeds are being and will be used to finance the acquisition and development of retail real estate projects, pay down the revolving credit facility and provide working capital for the on going operation of the company and its properties.

During 2003, the Company paid dividends to its shareholders of $3.19 million, compared with $1.73 million in 2002. The class A and C shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follows (in thousands):



------------- ------------------------------- -------------------------- -------------------------- --------------------------
                                                        Class A                    Class B                    Class C
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
2003
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------

              Fourth Quarter                                      $320                       $437                       $156
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              Third Quarter                                       $308                       $443                        $15
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              Second Quarter                                      $310                       $439                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              First Quarter                                       $307                       $453                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
2002
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              Fourth Quarter                                      $277                       $456                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              Third Quarter                                       $257                       $409                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              Second Quarter                                      $170                        N/A                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------
------------- ------------------------------- -------------------------- -------------------------- --------------------------
              First Quarter                                       $162                        N/A                        N/A
------------- ------------------------------- -------------------------- -------------------------- --------------------------


On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, which increased the Company's real estate assets by approximately $24.3 million. Pursuant to the merger, the Company issued approximately 2.6 million class B common shares to the limited partners in the Affiliated Partnerships, of which, approximately 2.36 million were outstanding as of
December  31,  2003.  Approximately  $760  thousand  in 8 year,  interest  only,
subordinated   notes  were  issued  to  limited   partners  of  the   Affiliated
Partnerships who dissented from the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT in 1998. Mr. Taylor earned approximately 143 thousand shares during 2003 as a result of our class C common share offering, resulting in a non-cash charge to earnings of approximately $915 thousand. As of December 31, 2003, these shares were not issued to Mr. Taylor and were accounted for as a liability in accounts payable. Mr. Taylor has the ability to earn an additional 241 thousand shares under the deferred consideration agreement.

Until properties are acquired by the Company, the Company's funds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At December 31, 2003, the Company's cash and cash equivalents totaled $2.03 million.

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Results of Operations

Rental revenue and earned income from direct financing leases increased by 46%, or $2.39 million, from $ 5.19 million in 2002 to $7.58 million in 2003. Of this increase, $1.96 million is related to a full year of rental revenue and earned income recorded during 2003 from the properties acquired either directly or through the affiliated partnership merger in 2002, and $565 thousand is related to acquisitions made during the year. This is somewhat offset by the loss of rental income of $136 thousand due to property dispositions. Portfolio occupancy at December 31, 2003 was 92.4%, which is a slight decrease compared to 2002 occupancy of 95.2%. This decrease is mainly due to a vacancy at one of our Wherehouse Entertainment properties.

On January 21, 2003, Wherehouse Entertainment filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code. AmREIT owns two Wherehouse Entertainment properties, one located in Independence, Missouri, and the other located in Wichita, Kansas. Through court proceedings, Wherehouse has affirmed the lease at the Missouri location, and have vacated the Kansas location.

Securities commission income increased by $2.11 million, from $847 thousand in 2002 to $2.96 million in 2003. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During 2003, AmREIT and its affiliated retail partnerships raised approximately $28.4 million, as compared to approximately $8.5 million during 2002. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $1.63 million, from $653 thousand in 2002 to $2.29 million in 2003.

General and operating expense increased $1.14 million, from $2.80 million in 2002 to $3.94 million in 2003. The increase in general and operating expense is primarily due to additional personnel and the associated salary and benefits costs related to these individuals. During the year, the Company added members to each of the operating teams, including one individual on the accounting and finance team, four on the real estate team (property management, legal, acquisitions and leasing) one in corporate communications, one on the securities team and two clerical and administrative support positions. By building our various teams, we have not only been able to grow revenue and Funds From Operations, but believe that we will be able to sustain and further enhance our growth. Compensation expense increased $941 thousand for the year. In addition, property expense increased $44 thousand and insurance expense increased $47 thousand compared to 2002.

General and operating expense includes bad debt expense of $97 thousand and property expenses of $49 thousand, which are related to the Wherehouse Entertainment properties. Both of the Wherehouse Entertainment leases are guaranteed by Blockbuster Entertainment Corporation. We are in the process of trying to collect from Blockbuster and are involved in litigation regarding the guarantee. As a result, we are uncertain as to the likelihood or the timing of the collection from Blockbuster. Based on our negotiations with Wherehouse Entertainment and Blockbuster Entertainment Corporation, we expensed $97 thousand of the rent that we are owed from the Wherehouse Entertainment properties, which results in a net balance of $73 thousand that is accrued as rent income as of December 31, 2003. In addition, we expensed $49 thousand of property expenses that we are owed from the Wherehouse properties, which results in a net balance of $53 thousand that is accrued as a receivable as of December 31, 2003. Based on discussions with Blockbuster Entertainment Corporation and pending litigation with Blockbuster Entertainment Corporation, the net receivable remaining of approximately $126 thousand is anticipated to be collected during 2004.

Deferred merger costs decreased by $990 thousand, from $1.90 million in 2002 to $915 thousand in 2003. The deferred merger cost is related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. To date, Mr. Taylor has received approximately 659 thousand class A common shares, and is eligible to receive an additional 241 thousand shares as additional equity in the Company is raised by the Company.

Gain on real estate acquired for re-sale increased $787 thousand, from $0 in 2002. Gain on real estate acquired for resale is a result of selling two properties acquired during 2003 with the intent to resell after a short holding period. Through a taxable REIT subsidiary, AmREIT actively seeks properties where there is an opportunity to purchase undervalued assets, and after a short holding period and value creation, dispose of the asset and capture the value created.

Funds From Operations

AmREIT considers FFO to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. AmREIT calculates its FFO in accordance with this definition. Most industry analysts and equity REITs, including AmREIT, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies. There can be no assurance that FFO presented by AmREIT is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:


                                                                                     2003                            2002
                                                                                -----------------             -------------------
                                                                                -----------------             -------------------

Income (loss) - before discontinued operations                                            $ 1,295                      $     (857)
Income  - from discontinued operations                                                        703                             198
Plus depreciation of real estate assets - from operations                                    829                             575
Plus depreciation of real estate assets - from discontinued operations                        30                              55
Less(gain)loss on sale of real estate assets acquired for investment                        (312)                             48
Less class B & C distributions                                                            (1,943)                           (865)
                                                                                -----------------             -------------------
Total Funds From Operations available to class A shareholders *                          $   602                      $     (846)

Cash dividends paid to class A shareholders                                              $ 1,245                      $      866
Dividends in excess of FFO  *                                                            $  (643)                     $   (1,712)



* Based on the adherence to the NAREIT definition of FFO, we have not added back the $915 thousand or $1.9 million charge to earnings during 2003 and 2002, respectively, resulting from shares issued to Mr. Taylor. Adding this $915 thousand and $1.90 million charge to earnings back to earnings would result in $1.52 million and $1.06 million adjusted funds from operations available to class A shareholders, respectively, and class A dividends paid less than adjusted FFO available to class A shareholders of $272 thousand and $192 thousand, respectively.

Cash flows from operating activities, investing activities, and financing activities are presented below in thousands:


                                           2003                          2002
                                 --------------------------      -----------------------
                                 --------------------------      -----------------------

Operating activities                      $   1,237                      $  3,729
Investing activities                        (22,031)                      (15,268)
Financing activities                         20,319                        13,819




ITEM 7.  FINANCIAL STATEMENTS

(a)    (1)    Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheet, December 31, 2003
              Consolidated Statements of Operations for the Years Ended
              December 31, 2003 and 2002 Consolidated Statements of
              Shareholders' Equity for the Years Ended December 31, 2003 and
              2002 Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2003 and 2002 Notes to Consolidated Financial
              Statements for the Years Ended December 31, 2003 and 2002

       (2)    Financial Statement Schedules

              Schedule III - Consolidated Real Estate Owned and Accumulated
                             Depreciation


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2003.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 9. DIRECTORS AND TRUST MANAGERS OF THE REGISTRANT

Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2004 in connection with our Annual Meeting of Shareholders to be held on June 4, 2004.

ITEM 10.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2004 in connection with our Annual Meeting of Shareholders to be held on June 4, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are authorized to grant stock options up to an aggregate of 394,254 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as December 31, 2003:


----------------------------------- ---------------------------- --------------------------- ---------------------------------
                                                  (a)                         (b)                           (c)
----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------


                                                                                               Number of securities remaining
                                                                                                  remaining available for
                                                                                                future issuancesunder equity
                                       Number of securities to         Weighted average         compensation plans(excluding
               Plan                    be issued upon exercise         exercise price of           securities reflected in
             Category                   of outstanding options         outstanding options                column (a))

----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------

----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------
Equity compensation plans
approved by security holders.                      -                             -                         394,254

----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------

----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------
Equity compensation plans not
approved by security holders.
                                                   -                             -                            -
----------------------------------- ---------------------------- --------------------------- ---------------------------------
----------------------------------- ---------------------------- --------------------------- ---------------------------------



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2004 in connection with our Annual Meeting of Shareholders to be held on June 4, 2004.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits

 3.1           Amended and Restated Declaration of Trust (included as Exhibit
               3.1 of the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

 3.2 By-Laws, dated December 22, 2002 included as Exhibit 3.1 of the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

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

 10.3* Revolving Credit Agreement, effective September 4, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $20,000,000 loan.

 10.4* Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan.

 21            Subsidiaries of the Company.

 31.1* Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 30, 2004.

 31.2* Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 30, 2004.

 32.1*         Chief Executive Officer certification pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2*         Chief  Financial  Officer  certification  pursuant to 18 U.S.C.
               Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________________________________________________________

* Filed herewith

(b) Reports on Form 8-K

               Current report on Form 8-K dated and filed with the Commission on December 23, 2003 contained information under Item 5 (Other Events), Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), and Item 9 (Regulation FD Disclosure).

               Current report on Form 8-K dated and filed with the Commission on November 13, 2003 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
               Item 9 (Regulation FD Disclosure).

               Current report on Form 8-K dated and filed with the Commission on October 10, 2003 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
               Item 9 (Regulation FD Disclosure).


Items 5, 6 and 7 of Part II and Item 13 of Part IV of this Form 10-KSB contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2004.


ITEM 14.  PRINCIPAL ACCOUNT FEES AND SERVICES

Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2004 in connection with our Annual Meeting of Shareholders to be held on June 4, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 30th of March 2004 by the undersigned, thereunto duly authorized.

                           AmREIT


                           /s/ H. Kerr Taylor
                           H. Kerr Taylor, President & Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


/s/ H. Kerr Taylor                                         March 30, 2004
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                              March 30, 2004
ROBERT S. CARTWRIGHT, JR., Trust Manager


/s/ G. Steven Dawson                                       March 30, 2004
G. STEVEN DAWSON, Trust Manager


/s/ Bryan L. Goolsby                                       March 30, 2004
BRYAN L. GOOLSBY, Trust Manager


/s/ Philip W. Taggart                                      March 30, 2004
PHILIP W. TAGGART, Trust Manager


/s/ Chad C. Braun                                          March 30, 2004
CHAD C. BRAUN, Chief Financial Officer,
Executive Vice President and Secretary
(Principal Accounting Officer)

                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                        AND FINANCIAL STATEMENT SCHEDULE
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                             AMREIT AND SUBSIDARIES

                            AMREIT AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS




                                                                    Page

FINANCIAL STATEMENTS:

Independent Auditors' Report                                        F-3
Consolidated Balance Sheet, December 31, 2003                       F-4
Consolidated Statements of Operations for the Years Ended
    December 31, 2003 and 2002                                      F-5
Consolidated Statements of Shareholders' Equity
    for the Years Ended December 31, 2003 and 2002                  F-6
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003 and 2002                                      F-7
Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2003 and 2002                                      F-8 to F-23



FINANCIAL STATEMENT SCHEDULE:
Schedule III Consolidated Real Estate Owned and Accumulated
    Depreciation for the Year Ended December 31, 2003               F-24 to F-25


All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT
To the Board of Trust Managers
AmREIT:

We have audited the accompanying consolidated balance sheet of AmREIT and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                    KPMG LLP

Houston, Texas
March 24, 2004

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            AMREIT AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003



 ASSETS
 Property:
   Land                                                    $     36,242,482
   Buildings                                                     33,906,917
   Tenant improvements                                              389,657
                                                           ________________
                                                                 70,539,056
   Less accumulated depreciation                                 (2,520,633)
                                                           ________________
     Net real estate held for investment                         68,018,423

   Real estate held for sale, net                                 4,384,342

 Net investment in direct financing leases held for
  investment                                                     22,046,210

 Cash and cash equivalents                                        2,031,440
 Accounts receivable                                                575,841
 Accounts receivable - related party                                201,774
 Notes receivable                                                   999,777
 Escrow deposits                                                    331,239
 Prepaid expenses, net                                              291,109

 Other assets:
   Preacquisition costs                                              13,182
   Loan acquisition cost, net of $135,150 in accumulated
    amortization                                                    346,622
   Leasing costs, net of $59,942 in accumulated
    amortization                                                    325,656
   Furniture, fixtures and equipment, net of $149,014
    in accumulated depreciation                                     103,271
   Accrued rental income                                            499,658
   Intangible lease cost, net of $63,802 in accumulated
    amortization                                                    613,171
   Investment in non-consolidated affiliates                        544,892
                                                           ________________
     Total other assets                                           2,446,452
                                                           ________________
 TOTAL ASSETS                                              $    101,326,607
                                                           ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Notes payable                                           $     48,484,625
   Accounts payable                                               3,084,047
   Accounts payable - related party                                  11,440
   Security deposit                                                  97,040
   Prepaid rent                                                       6,561
                                                           ________________
     TOTAL LIABILITIES                                           51,683,713
                                                           ________________

 Minority interest                                                  846,895

 Shareholders' equity:
   Preferred shares, $.01 par value, 10,000,000 shares
    authorized, none issued                                               -
   Class A Common shares, $.01 par value, 50,000,000
    shares authorized, 2,939,404 shares issued                       29,394
   Class B Common shares, $.01 par value, 3,000,000
    shares authorized, 2,362,522 shares issued                       23,625
   Class C Common shares, $.01 par value, 4,400,000
    shares authorized, 1,402,788 shares issued                       14,028
   Capital in excess of par value                                59,350,988
   Accumulated distributions in excess of earnings               (9,616,551)
   Deferred compensation                                           (143,710)
   Cost of treasury shares, 133,822 shares                         (861,775)
                                                           ________________
     TOTAL SHAREHOLDERS' EQUITY                                  48,795,999
                                                           ________________
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    101,326,607
                                                           ================


 See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years ended December 31,
                                                                  2003                          2002

 Revenues:
                Rental income from operating leases          $ 4,965,593                   $ 3,386,030
                Earned income from direct financing leases     2,618,573                     1,807,117
                Real estate fee income                         1,031,201                     1,222,944
                Gain on sales of real estate acquired for
                 resale                                          787,244                             -
                Securities commission income                   2,958,226                       846,893
                Asset management fee income                      240,465                       252,072
                Interest and other income                          7,938                         4,206
                                                             ___________                   ___________
                               Total revenues                 12,609,240                     7,519,262
                                                             ___________                   ___________

 Expenses:
                General operating and administrative           3,936,546                     2,801,946
                Legal and professional                           881,283                       679,154
                Securities commissions                         2,288,027                       653,034
                Depreciation and amortization                    835,987                       611,083
                Deferred merger costs                            914,688                     1,904,370
                                                             ___________                   ___________
                               Total expenses                  8,856,531                     6,649,587
                                                             ___________                   ___________

 Operating income                                              3,752,709                       869,675

 Income from non-consolidated affiliates                         312,147                       416,904
 Federal income tax expense for taxable REIT subsidiary         (236,990)                      (60,656)
 Interest expense                                             (2,354,159)                   (1,774,973)
 Minority interest in income of consolidated joint
  ventures                                                      (178,311)                     (308,010)
                                                             ___________                   ___________

 Income (loss) before discontinued operations                  1,295,396                      (857,060)

 Income from discontinued operations                             391,480                       245,840
 Gain (loss) on sales of real estate acquired for
  investment                                                     311,873                       (47,553)
                                                             ___________                   ___________
     Income from discontinued operations                         703,353                       198,287

 Net income (loss)                                             1,998,749                      (658,773)

 Distributions paid to class B and class C shareholders       (1,942,656)                     (865,293)
                                                             ___________                   ___________

 Net income (loss) available to class A shareholders         $    56,093                   $(1,524,066)
                                                             ___________                   ___________

 Net income per common share - basic and diluted
     Loss before discontinued operations                     $     (0.23)                  $     (0.70)
     Income from discontinued operations                            0.25                          0.08
                                                             ___________                   ___________
     Net income (loss)                                       $      0.02                   $     (0.62)
                                                             ===========                   ===========

 Weighted avergage common shares used to compute
  net income per share, basic and diluted                      2,792,190                     2,469,725
                                                             ===========                   ===========


  See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the years ended December 31, 2003 and 2002


                                                                                                 Accumulated
                                                                                Capital in      distributions
                                                               Common Shares     excess of      in excess of        Deferred
                                                                   Amount        par value        earnings        Compensation


 BALANCE AT DECEMBER 31, 2001                                     $ 23,856     $21,655,852      $ (6,037,757)      $        -

  Net loss                                                               -               -          (658,773)               -

  Issuance of common shares, Class A                                 3,023       1,901,347                 -                -

  Issuance of common shares, Class A - for class B conversion        1,248               -                 -                -

  Issuance of common shares, Class B, net of 124,750
   that converted to Class A                                        24,642      23,468,401                 -                -

  Issuance of restricted shares, Class A                               250         157,017                 -         (256,877)

  Amortization of deferred compensation                                  -               -                 -           51,524

  Repurchase of common shares, Class A (46,069 shares)                   -               -                 -                -

  Distributions                                                          -               -        (1,730,316)               -
                                                                  ________    ____________      ____________       __________

  BALANCE AT DECEMBER 31, 2002                                    $ 53,019     $47,182,617      $ (8,426,846)      $ (205,353)
                                                                  ________    ____________      ____________       __________

  Net income                                                             -               -         1,998,749                -

  Issuance of common shares, Class A                                 1,017               -                 -                -

  Repurchase of common shares, Class B                              (1,017)              -                 -                -

  Issuance of restricted shares, Class A                                 -          15,184                 -         (152,819)

  Amortization of deferred compensation                                  -               -                 -          214,462

  Repurchase of common shares, Class A (92,700 shares)                   -               -                 -                -

  Issuance of common shares, Class C                                14,028      12,153,187                 -                -

  Distributions                                                          -               -         3,188,454                -
                                                                 _________     ___________      ____________       __________

 BALANCE AT DECEMBER 31, 2003                                    $  67,047     $59,350,988      $ (9,616,551)      $(143,710)
                                                                 _________     ___________      ____________       __________






                                                                       Cost of
                                                                       treasury
                                                                        shares           Total


 BALANCE AT DECEMBER 31, 2001                                        $ (288,170)      $15,353,781

  Net loss                                                                    -          (658,773)

  Issuance of common shares, Class A                                          -         1,904,370

  Issuance of common shares, Class A - for Class B conversion                 -                 -

  Issuance of common shares, Class B, net of 124,750
   that converted to Class A                                                  -        23,494,291

  Issuance of restricted shares, Class A                                185,119            85,509

  Amortization of deferred compensation                                       -            51,524

  Repurchase of common shares, Class A (46,069 shares)                 (294,138)         (294,138)

  Distributions                                                               -        (1,730,316)
                                                                     __________       ___________

BALANCE AT DECEMBER 31, 2002                                         $ (397,189)      $38,206,248
                                                                     __________       ___________

  Net income                                                                  -         1,998,749

  Issuance of common shares, Class A                                          -             1,017

  Repurchase of common shares, Class B                                        -            (1,017)

  Issuance of restricted shares, Class A                                137,635                 -

  Amortization of deferred compensation                                       -           214,462

  Repurchase of common shares, Class A (87,700 shares)                 (602,221)         (602,221)

  Issuance of common shares, Class C                                          -        12,167,215

  Distributions                                                               -        (3,188,454)
                                                                     __________       ___________

 BALANCE AT DECEMBER 31, 2003                                        $ (861,775)      $48,795,999
                                                                     __________       ___________




  See Notes to Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years ended December 31,
                                                                               2003               2002

 Cash flows from operating activities:
   Net income (loss)                                                    $    1,998,749     $    (658,773)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Investment in real estate acquired for resale                        (7,807,597)                -
       Proceeds from sales of real estate acquired for resale                6,179,145                 -
       Gain on sales of real estate acquired for resale                       (787,244)                -
       (Gain) loss on sales of real estate acquired for investment            (311,873)           47,553
       Depreciation and amortization                                           942,326           723,607
       Amortization of (increase in) deferred compensation                     214,462            51,524
       Minority interest in net income of consolidated joint ventures          178,311           308,010
       Deferred merger costs                                                   914,688         1,904,370
       (Increase) decrease in accounts receivable                             (402,182)        1,056,265
       (Increase) decrease in accounts receivable- related party              (132,840)          378,494
       Increase in prepaid expenses, net                                      (121,411)         (170,028)
       Cash receipts from direct financing leases
         more than income recognized                                            24,854           282,805
       (Increase) decrease in accrued rental income                           (225,607)           32,095
       Increase in other assets                                               (318,539)          (49,114)
       Increase (decrease) in accounts payable                               1,022,674          (365,018)
       (Decrease) increase in accounts payable- related party                 (194,683)          181,123
       Increase in prepaid rent                                                    384             6,177
       Increase in security deposits                                            63,110                 -
                                                                        ______________     _____________
            Net cash provided by operating activities                        1,236,727         3,729,090
                                                                        ______________     _____________

 Cash flows from investing activities:
   Improvements to real estate                                                (534,554)         (623,124)
   Acquisition of investment properties                                    (23,922,118)      (18,951,523)
   Notes receivable advances                                                  (999,777)                -
   Additions to furniture, fixtures and equipment                              (64,859)          (25,131)
   Distributions from non-consolidating affiliates                               4,444           431,604
   Proceeds from sale of investment property                                 3,497,267         3,692,544
   (Increase) decrease in preacquisition costs                                 (11,417)          207,435
                                                                        ______________     _____________
     Net cash used in investing activities                                 (22,031,014)      (15,268,195)
                                                                        ______________     _____________

 Cash flows from financing activities:
   Proceeds from notes payable                                              36,203,535        19,253,403
   Payments of notes payable                                               (24,118,829)       (3,399,277)
   Loan acquisition costs                                                            -           (38,035)
   Purchase of treasury shares                                                (602,221)         (109,019)
   Issuance of common shares                                                14,012,572          (517,857)
   Retirement of common shares                                                                  (106,500)
   Issuance costs                                                           (1,845,357)                -
   Common dividends paid                                                    (3,188,454)       (1,730,316)
   Contributions from minority interests                                             -           809,971
   Distributions to minority interests                                        (142,387)         (343,514)
                                                                        ______________     _____________
     Net cash provided by financing activities                              20,318,859        13,818,856
                                                                        ______________     _____________

 Net (decrease) increase in cash and cash equivalents                         (475,428)        2,279,751
 Cash and cash equivalents, beginning of period                              2,506,868           227,117
                                                                        ______________     _____________
 Cash and cash equivalents, end of period                               $    2,031,440     $   2,506,868
                                                                        ==============     =============


     In 2003 the Company issued 24,257 shares of restricted stock to employees and trust managers as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $152,819 in deferred compensation related to the issuance of the restricted stock.

     In 2003 the Company assumed $2.81 million of non-recourse debt in conjunction with a property acquisition.

     In 2002 the Company issued 35,732 shares of restricted stock to employees and trust managers as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $256,877 in deferred compensation related to the issuance of the restricted stock.

     On July 23, 2002, the Company merged with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. In conjunction with the merger, the Company acquired $23,890,318 worth of property and issued 2,589,179 shares of Class B common shares.



     SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash paid during the year for:

       Interest                                                        2,168,546         1,691,927
       Income taxes                                                       46,838           133,841


 See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT is a Texas real estate investment trust ("REIT") that has elected to be taxed as a REIT for federal income tax purposes. AmREIT is a self-managed, self-advised REIT with, along with its predecessor, a 19-year history and a record of investing in quality income producing retail real estate. AmREIT's class A common shares are traded on the American Stock Exchange under the symbol "AMY". AmREIT's business structure consists of the publicly traded REIT and three synergistic businesses that support the Company's platform of growth: a real estate operation and development business, a securities business and a retail partnership business. This unique combination provides AmREIT the ability to access capital through both Wall Street and the independent financial planning marketplace and strategically invest that capital in high quality properties for flexibility and more dependable growth.

AmREIT's initial predecessor, American Asset Advisers Trust, Inc. was formed as a Maryland Corporation in 1993. Following the merger of our external adviser into the Company in June 1998, we changed our name to AmREIT, Inc., which was a Maryland corporation. In December 2002, we reorganized as a Texas real estate investment trust.

AmREIT owns a real estate portfolio that consists of 51 properties located in 18 states. Its properties include single tenant free standing credit tenant leased projects and multi-tenant frontage shopping center projects. Our focus is on irreplaceable corners: premier retail frontage properties in high-traffic, highly populated areas - which create dependable income and long-lasting value. The single tenant projects are located from coast to coast and are primarily leased to corporate tenants where the lease is the direct obligation of the parent companies. In so doing, the dependability of the lease payments are based on the strength and viability of the entire company, not just that location. The multi-tenant projects are situated primarily throughout Texas. Our portfolio includes tenants such as Starbucks, Landry's CVS Pharmacy, IHOP, Eckerd, Nextel, Washington Mutual, TGI Friday's and others.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the affiliated partnerships. Approximately $760 thousand in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned approximately 143 thousand shares during 2003 as a result of our class C common share offering, resulting in a non-cash charge to earnings of approximately $915 thousand. Mr. Taylor has the ability to earn an additional 241 thousand shares under the deferred consideration agreement, in the event the Company issues additional common shares prior to June 6, 2006, the expiration date of the agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

DEPRECIATION

Buildings are depreciated using the straight-line method over an estimated useful life of 39 years. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, therefore there is no residual value beyond the lease, are amortized over the life of the lease.

INVESTMENT IN NON-CONSOLIDATED AFFILIATES

AmREIT Opportunity Corporation, a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general partner in AmREIT Opportunity Fund, Ltd. ("AOF"), the operations of which are accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning two-thirds of the outstanding units. AmREIT currently owns a 10.5% limited partner interest in AOF. AOF was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property. Liquidation of AOF commenced in July of 2002.

AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AmREIT Income & Growth Fund, Ltd. ("AIG"), the operations of which are accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. AmREIT currently owns an approximately 2.0% limited partner interest in AIG. AIG was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

AmREIT Monthly Income & & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AmREIT Monthly Income & Growth Fund, Ltd. ("MIG"), the operations of which are accounted for using the equity method. The limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. AmREIT currently owns an approximately 1.4% limited partner interest in AIG. AIG was formed to develop, own, manage, and hold for investment and, or resell property and to make or invest in loans for the development or construction of property.

AmREIT invested $70 thousand as a limited partner in AmREIT CDP #27, LP ("CDP 27"), the operations of which are accounted for using the equity method. CDP 27 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. CDP 27 purchased two IHOP properties in 2001 located in Memphis, Tennessee and Tupelo, Mississippi. The Memphis, Tennessee property was sold for a profit in the first quarter of 2002. The Tupelo, Mississippi property was sold for a profit in the first quarter of 2003. CDP 27 does not own any real property as of December 31, 2003.

AmREIT Realty Investment Corporation ("ARIC") invested $122 thousand as a limited partner in AmREIT CDP SPE #33, Ltd. ("CDP 33"), the operations of which are accounted for using the equity method. CDP 33 was formed to acquire commercial real property and to develop, operate, lease, manage, and or sell real property. In December 2001, CDP 33 purchased three IHOP leasehold estate properties located in Houston, Texas, Orem, Utah, and Hagerstown, Maryland. The three properties were sold in the second quarter of 2003. CDP 33 does not own any real property as of December 31, 2003.

LOAN ACQUISITION COSTS

Loan acquisitions costs are incurred in obtaining property financing and are amortized to interest expense on the effective interest method over the term of the debt agreements. Accumulated amortization related to loan acquisition costs as of December 31, 2003 totaled $135 thousand.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trust managers and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in AmREIT, and provide key employees the opportunity to participate in the success of our affiliated actively managed retail partnerships through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years, and promote retention of our quality team.

Deferred compensation includes share grants to employees and as a form of long term compensation. The share grants vest over a period of time of three to four years. Additionally, the Company assigns a portion, up to 45 percent, of the economic interest in certain of its retail limited partnerships to certain of its key employees. This economic interest is received, as if and when the Company receives economic benefit from its profit participation, after certain preferred returns have been paid to the partnership's limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows the Company to align the interest of its employees with the interest of our shareholders. The Company amortizes the market value, established at the date of grant, of the restricted shares ratably over the vesting period. Because the future profits and earnings from the retail limited partnerships can not be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, AmREIT recognizes expense associated with the assignment of economic interest in its retail limited partnerships as the Company recognizes the corresponding income from the associated retail limited partnerships.

AmREIT maintains a defined contribution 401K retirement plan for its employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan is administered by Benefit Systems, Inc. and allows for contributions to be either invested in an array of large, mid and small cap mutual funds managed by Hartford, or directly into class A common shares. Employee contributions invested in Company stock are limited to 50% of the employees contributions. The Company matches 50% of the employees contribution, up to a maximum employee contribution of 4%. None of the employer contribution is matched in Company stock. As of December 31, 2003 and 2002, there were 21 and 12 participants enrolled in the plan, with employer contributions of $35 thousand and $18 thousand, respectively.

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common shares are treated as a reduction of shareholders' equity.

REVENUE RECOGNITION

Properties are primarily leased on a net lease basis. Revenue is recognized on a straight-line basis over the terms of the individual leases. Service fees are recognized when earned.

FEDERAL INCOME TAXES

AmREIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of dividends paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income be distributed to shareholders.

ARIC, a wholly owned subsidiary of AmREIT, is treated as a taxable REIT subsidiary for Federal income tax purposes. Federal income taxes are accounted for under the asset and liability method. As such, ARIC and its consolidated subsidiaries have recorded a Federal income tax expense of in 2003 and 2002 of $237 thousand and $61 thousand, respectively, which represents the Federal income tax obligations on the consolidated taxable REIT subsidiary's taxable net income. Additionally, at December 31, 2003 a deferred tax liability of $28 thousand is established to record the taxes on certain real estate assets of ARIC.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B and class C shares.


The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


                                                                     For the Years Ended December 31,
  BASIC AND DILUTED EARNINGS PER SHARE                                    2003               2002

  Weighted average class A common shares outstanding (in
  thousands)                                                             2,792              2,470

  Basic and diluted earnings/(loss) per share *                          $0.02             $(0.62)
                                                                         =====             =======

  EARNINGS FOR BASIC AND DILUTED COMPUTATION

  Earnings (loss) to Class A common shareholders (in
  thousands) *                                                             $56            $(1,524)
                                                                           ===            ========


* The operating results for 2003 and 2002 include a charge taken to earnings of $915 thousand and $1.9 million, respectively, which was the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to AmREIT in 1998. The charge was for the deferred merger cost due from this sale that was triggered by the issuance of additional common stock as part of the merger with AmREIT's affiliated partnerships during 2002, and the issuance of common C stock in 2003.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's consolidated financial instruments consist primarily of cash, cash equivalents, accounts receivable and accounts and notes payable. The carrying value of cash, cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. As of December 31, 2003, the Company's total debt obligations are $48.5 million, of which $25.9 million has variable rate terms and therefore, the fair value is representative of its carry value. Approximately $22.6 million has fixed rate terms, of which approximately $2.8 million was entered into during 2003 and $17.2 million was entered into during 2002. Based on the dates that the debt obligations were entered into, the pricing of the 10-year treasury rate and the corresponding changes in the spreads over the 10-year treasury rate, the Company believes that the fair value of its fixed rate debt obligations is materially representative of its carry value.


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

In 2003, we sold two properties that were previously held for investment, located in Delaware and Texas. Accordingly, the operating results and the gain on sale of the disposed properties have been reclassified and reported as discontinued operations on the Consolidated Statement of Operations.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, however, the Company does not have stock based compensation that is applicable to SFAS No. 148 and therefore the adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Statement 150 was effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This
Interpretation, as amended, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. As amended, the interpretation requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The adoption of FIN 46 for small business filers is effective no later than December 31, 2004.


REAL ESTATE HELD FOR SALE

Properties are classified as real estate held for sale if the properties were purchased with intent to hold the properties for less than a year or if the properties are listed for sale. At December 31, 2003, AmREIT owned three properties that are classified as real estate held for sale. The three properties have a combined carrying value of $4.4 million. Two of the properties have separate notes payable, which have a one year term and a combined balance of $3.11 million at December 31, 2003.

DISCONTINUED OPERATIONS

The operations of two properties that were sold during 2003 were reported as discontinued operations. The following is a summary of our discontinued operations (in thousands, except for per share data):

                                                       2003            2002
                                                       ____            ____

     Rental revenue                                    $305            $301
     Other income                                       129               -
     Depreciation and amortization                      (30)            (55)
     Property expenses                                  (13)              -
                                                       _____           _____
     Income from discontinued operations               $391            $246
     Basic income from discontinued operations
           per common share                           $0.25           $0.08

RECLASSIFICATION

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the presentation used in the 2003 consolidated financial statements. Such reclassifications had no effect on net income (loss) or shareholders' equity as previously reported.

3. OPERATING LEASES

A summary of minimum future rentals to be received, exclusive of any renewals, under noncancellable operating leases in existence at December 31, 2003 is as follows (in thousands):
              2004                                   5,689
              2005                                   5,382
              2006                                   5,299
              2007                                   5,044
              2008                                   3,967
              2009-thereafter                       25,016
                                                 _________
                                                 $  50,397
                                                 =========


4. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in its direct financing leases at December 31, 2003 included (in thousands):

 Minimum lease payments receivable                 $55,094
 Unguaranteed residual value                         3,378
 Less: Unearned income                             (36,426)
                                                  _________
                                                  $ 22,046
                                                  =========

A summary of minimum future rentals, exclusive of any renewals, under the noncancellable direct financing leases follows (in thousands):
              2004                                   2,321
              2005                                   2,330
              2006                                   2,338
              2007                                   2,460
              2008                                   2,540
              2009 - thereafter                     43,104
                                                   _______

                                    Total          $55,093
                                                   =======

5. INVESTMENT IN NON-CONSOLIDATED AFFILIATES

As of December 31, 2003, AmREIT, indirectly through wholly owned subsidiaries, owned interests in three limited partnerships, which are accounted for under the equity method since AmREIT exercises significant influence. Our interests in these limited partnerships range from 1.4% to 10.5%. These partnerships were formed to develop, own, manage, and hold for investment and resell property. During 2003, the Company owned interests in two additional limited partnerships that were liquidated after completion of their purpose. Combined condensed financial information of these ventures (at 100%) is summarized as follows:

               Combined Balance Sheet (in thousands)          December 31, 2003
Assets
          Property, net                                              $10,682
          Cash                                                         4,667
          Notes receivable                                             4,173
          Other assets                                                 5,739
                                                                     _______
          TOTAL ASSETS                                               $25,261
                                                                     =======

Liabilities and partners' capital
          Notes payable                                              $ 1,228
          Other liabilities                                              979
          Partners capital                                            23,054
                                                                     _______
          TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $25,261
                                                                     =======

                  Combined Statement of Operations (in thousands)


                                                    2003               2002

Total Revenue                                     $ 3,501            $ 2,625

Expense
          Interest                                    113                359
          Depreciation and amortization               168                189
          Other                                       405                189
                                                  _______            _______
          TOTAL EXPENSE                               686                737
                                                  _______            _______

          NET INCOME                              $ 2,815            $ 1,888
                                                  =======            =======


6. NOTES PAYABLE

In September 2003, the Company renewed an unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which has a term of one year, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (35% for IHOP) of total property net operating income. At December 31, 2003, IHOP net operating income represented 34.7% of total property net operating income. At December 31, 2003, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies, depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus 2.35%. As of December 31, 2003, the interest rate was 3.19%, which was calculated as LIBOR plus 2.0%. As of December 31, 2003, $22.8 million was outstanding under the Credit Facility. Thus, the Company has approximately $7.2 million available under its line of credit, subject to lender approval of the use of the proceeds.

In March 1999, the Company entered into a ten-year mortgage note, amortized over 30 years, for $1 million with $958 thousand being outstanding at December 31, 2003. The interest rate is fixed at 8.375% with payments of principal and interest due monthly. The note matures April 1, 2009 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $1.16 million, net of $129 thousand of accumulated depreciation.

In February 2001, the Company entered into a ten-year mortgage note, amortized over 20 years, for $1.35 million with $1.27 million being outstanding at December 31, 2003. The interest rate is fixed at 8.25% with payments of principal and interest due monthly. The note matures February 28, 2011 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property, which is accounted for as a direct financing lease with a net investment in direct financing lease of $1.01 million and land of $741 thousand.

In October 2001, the Company entered into a ten-year mortgage note amortized over 30 years, for $2.40 million with $2.36 million being outstanding at December 31, 2003. The interest rate is fixed at 7.60% with payments of principal and interest due monthly. The note matures November 1, 2011 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $3.88 million, net of $416 thousand of accumulated depreciation.

In April 2003, the Company entered into a note payable for $1.73 million with $1.73 million being outstanding at December 31, 2003. At December 31, 2003, the interest rate was 3.99%, which was calculated as LIBOR plus 2.8%. The note matures April 1, 2004 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on the property, which is accounted for as a direct financing lease with a net investment in direct financing lease of $1.37 million and land of $573 thousand. Subsequent to December 31, 2003, the property was sold, the note payable was paid in full, and an estimated profit of $500 thousand was generated.

In May 2003, the Company entered into a note payable for $1.65 million with $1.38 million being outstanding at December 31, 2003. At December 31, 2003, the interest rate was 3.99%, which was calculated as LIBOR plus 2.8%. The note matures April 1, 2004 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on the property, which is accounted for as a direct financing lease with a net investment in direct financing lease of $1.31 million and land of $547 thousand. Management is working with the lender and anticipates extending the loan term for six months, or paying off the note payable prior to maturity.

In conjunction with a property acquisition completed during December 2003, we assumed $2.81 million of non-recourse debt secured by the related property. The interest rate is fixed at 7.58% with payments of principal and interest due monthly. The note matures May 11, 2012 and as of December 31, 2003 the Company is in compliance with all terms of the agreement. The note is collateralized by a first lien mortgage on property with an aggregate carrying value of $4.75 million, net of $3 thousand of accumulated depreciation.

Beginning in April 2002, AAA CTL Notes, Ltd., a majority owned subsidiary of AmREIT, began entering into non-recourse ten-year mortgages, amortized over 20 years, related to the purchase of seventeen IHOP properties. The balance of the loans at December 31, 2003 totaled $14.43 million with fixed interest rates of 7.82% on 9 properties and 7.89% on eight properties. The maturity dates range from May 1, 2012 to September 1, 2012. The notes are collateralized by a first lien mortgage on the properties, which are accounted for as direct financing leases with a net investment in direct financing lease at December 31, 2003 of $17.20 million. As of December 31, 2003 the Company is in compliance with all terms of the agreements. The non-recourse notes have cross-collateralization and default provisions with each other.

In July of 2002, the Company issued 13, 8 year subordinated, 5.47% interest-only notes with an aggregate principal amount of $760 thousand, maturing July 2010. The notes, which are callable by the Company at par plus accrued interest, were issued to partners who dissented against the Company's merger with three affiliated public partnerships.

Aggregate annual maturity of the notes payable for each of the following five years ending December 31 are as follows:
          (in thousands)
                2004                                            $ 26,349
                2005                                                 490
                2006                                                 530
                2007                                                 573
                2008                                                 620
             Thereafter                                           19,923
                                                                ________
                                                                $ 48,485
                                                                ========

7. MAJOR TENANTS

The following schedule summarizes rental income by lessee for our top 15 tenants for 2003 and 2002 (in thousands):
                                                2003                   2002
                                              _______                _______

International House of Pancakes               $ 2,731                $ 1,784
Footstar, Inc.                                    740                    735
Golden Corral(1)                                  430                    167
Wherehouse Entertainment                          386                    381
Hollywood Entertainment Corp.                     312                    273
Texas Children's Pediatrics (2)                   286                    137
River Oaks Imaging                                280                    264
Comp USA (1)                                      268                    123
OfficeMax, Inc.                                   256                    509
TGI Friday's (1)                                  240                     83
Baptist Memorial Hospital (1)                     223                    102
Dr. Pucilllo (1)                                  189                     87
Mattress Giant, Inc.                              179                    168
Washington Mutual                                 159                    158
Pier 1                                            135                     62
                                              _______                _______
Total                                         $ 6,814                $ 5,033
                                              =======                =======

(1)      Properties were purchased from three affiliated partnerships in July
         2002.
(2) Texas Children's Pediatrics entered into a long-term lease with AmREIT, beginning in May 2002, at Copperfield Medical Plaza. The lease was entered into as a result of the negotiated lease buy out by AmREIT and One Care Health Industries, Inc.

8. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, merger costs and potential acquisition costs which are expensed for financial reporting purposes.

For income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows (in thousands):
                                                2003                   2002
                                              _______                _______
Ordinary income                               $ 1,684                $     -
Return of capital                               1,014                  1,730
Capital gain                                      490                      -
                                              _______                _______
                                              $ 3,188                $ 1,730
                                              =======                =======

9. RELATED PARTY TRANSACTIONS

See Note 4 regarding investments in non-consolidated affiliates.

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair market value. AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760 thousand in 8 year, 5.47% interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of the sale of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned approximately 143 thousand shares during 2003 as a result of our class C common share offering, resulting in a non-cash charge to earnings of approximately $915 thousand. Mr. Taylor has the ability to earn an additional 241 thousand shares under the deferred consideration agreement.

The Company earns real estate fee income by providing property acquisition, leasing, property management and construction management services for eleven affiliated real estate limited partnerships that are under common management (the "Partnerships"). Mr. Taylor, the President and Chief Executive Officer of the Company owns between 45% and 100% of the stock of the companies that serve as the general partner for eight of the Partnerships. The Company owns 100% of the stock of the companies that serve as the general partner for three of the Partnerships. Real estate fee income of $455 thousand and $606 thousand were paid by the Partnerships to the Company for 2003 and 2002, respectively.

The Company earns asset management fees from the Partnerships for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the Partnership. Asset management fees of $240 thousand and $252 thousand were paid by the Partnerships to the Company for 2003 and 2002, respectively.

As a sponsor of real estate investment opportunities to the NASD financial planning broker dealer community, the Company maintains an indirect 1% general partner interest in the investment funds that it sponsors. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. The Company also assigns a portion of this general partner interest in these investment funds to its employees as long term, contingent compensation. In so doing, the Company believes that it will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

On March 20, 2002, the Company formed AAA CTL Notes, Ltd. ("AAA"), a majority owned subsidiary which is consolidated in the financial statements of AmREIT, through which the Company purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties.

Locke Liddell & Sapp, LLP acts as the Company's corporate attorneys. Bryan Goolsby is the managing director of Locke Liddell & Sapp LLP and is a member of the Company's board of trust managers.

10. PROPERTY ACQUISITIONS AND DISPOSITIONS

During 2003, AmREIT invested $34.5 million through the acquisition of 10 retail
properties,   which  consisted  of  single  tenant   properties,   multi-tenant
properties and land to be developed.

AmREIT acquired five single tenant properties during the year. The Company purchased four IHOP properties, which are located in Wisconsin, Texas, Missouri and Indiana. Two of the IHOP properties, located in Wisconsin and Indiana, were sold for a profit during 2003. The Company also acquired a single-tenant property in Maryland that is ground leased to TGI Friday's.

The Company acquired two multi-tenant properties during 2003. Uptown Plaza is a 28,000 square foot retail complex located in Houston, Texas, including a free-standing CVS drugstore and a retail shopping center anchored by Grotto, a new concept of Landry's Restaurant, Inc. The Terrace Shops is a 16,395 square foot center located near the West University area of Houston, Texas at the prestigious corner of Buffalo Speedway and West Park. It is anchored by the national coffee chain Starbucks.

During 2003, we acquired three parcels of land to be developed, which are located in Houston, Texas. One of the sites, located in the Galleria area of Houston, has been ground leased to Eckerd. Another site is an infill development project in the prestigious Tanglewood area of Houston. AmREIT also acquired a one-acre parcel at the intersection of Interstate 45 and West Road. AmREIT sold four properties during 2003. The two IHOP properties were classified as held for resale since we intended to hold the properties for less than a year. The two properties were sold for a combined profit of $787 thousand, which is recorded as a gain on sale of real estate held for resale. In addition, we sold two investment properties during 2003. We sold an Office Max, located in Delaware, and a Goodyear Tire, located in Houston, Texas. These two properties were sold for a combined profit of $312 thousand, which is recorded as a gain on sale of real estate acquired for investment. Accordingly, the operating results and the gain on sale of these two properties have been reclassified and reported as discontinued operations on the Consolidated Statement of Operations.

The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the acquisition of Uptown Plaza, which assumes that the acquisition occurred on January 1, 2003 and January 1, 2002, respectively. The pro forma statement also assumes that the merger with its three affiliated partnership occurred on January 1, 2002. Additionally, the Company has presented a summary of assets acquired and liabilities assumed as of the date of the Uptown Plaza acquisition, December 10, 2003.


                 Pro Forma Consolidated Statement of Operations
                    For the Twelve Months Ended December 31,
                  (Unaudited) (in thousands, except shares and
                                per share data)

                                                                   2003                         2002

 Revenues
      Rental income and earned income                               $    8,715             $    6,388
      Other income                                                       5,025                  2,126
                                                                    ___________             __________
      Total Revenues                                                    13,740                  8,514


 Total Expenses                                                          9,110                  7,022
                                                                    ___________            ___________

 Operating income                                                        4,630                  1,492

 Income before discontinued operations                                   2,173                     67

     Income from discontinued operations                                   703                    198

 Pro forma net income                                               $    2,876             $      265

 Distributions paid to class B and class C shareholders                 (1,943)                (1,822)
                                                                    ___________            ___________

 Net income (loss) available to class A shareholders                $      933             $   (1,557)
                                                                    ===========            ===========

 Net income per common share - basic and diluted
      Loss before discontinued operations                                 0.08                  (0.65)
      Income from discontinued operations                                 0.25                   0.07
                                                                    ___________            ___________
      Net income (loss)                                                   0.33                  (0.58)

 Weighted average common shares used to compute
      net income per share, basic and diluted                        2,792,190              2,691,580
                                                                    ==========             ==========


               Summary of Assets Acquired and Liabilities Assumed
                            as of December 10, 2003
                               (In Thousands)
Assets
     Buildings                                               $ 4,880
     Land                                                      7,784
     Intangible lease costs                                      348
                                                             _______

     TOTAL ASSETS                                            $13,012
                                                             =======

Liabilities                                                  $   147

Net assets acquired                                          $12,865
                                                             _______


11. COMMITMENT

The Company's lease agreement for its office facilities expired December 31, 2003. The Company is currently on a month to month basis for its current office facilities, and is in negotiations to sign a lease for a new office space. Rental expense for the years ended December 31, 2003 and 2002 was $92 thousand and $77 thousand, respectively.

12. SEGMENT REPORTING

In 2003, the Company began evaluating and managing the operations in a more comprehensive manner, focusing on the specific aspects of the Company, and measuring their performance.

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The 2002 information has been reclassified into these segments to provide comparable information.

AmREIT evaluates the performance of its operating segments primarily on revenue. Because the real estate development and operating segment and securities and retail partnership segment are both revenue and fee intensive, management considers revenue the primary indicator in allocating resources and evaluating performance.

The portfolio segment consists of our portfolio of singe and multi-tenant shopping center projects. This segment consists of 51 properties located in 18 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment.

Included in Corporate and Other are those costs and expenses related to general overhead and personnel that are not solely responsible for one of the reporting segments.




--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
                                            Real Estate       Securities &
                                            Operating &       Retail            Corporate
                             Portfolio      Development       Partnerships      and Other      Total
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
2003
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------

          Revenue            $   7,584      $    1,818         $   3,199        $       8      $  12,609
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Income from
          non-consolidated
          affiliates
                                     -               -               312                -            312
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Expenses              (3,796)           (447)           (2,909)          (3,557)       (10,698)
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Deferred merger
          cost                       -               -                 -             (915)          (915)
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Net income
          (loss) before
          discontinued
          operations             3,788           1,371               600           (4,464)         1,295
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------

--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
2002
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Revenue            $   5,193      $    1,223        $    1,099        $       4      $   7,519
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Income from
          non-consolidated
          affiliates                 -             417                 -                -            417
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Expenses              (3,052)           (307)             (881)          (2,649)        (6,889)
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Deferred merger
          cost                       -               -                 -           (1,904)        (1,904)
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------
          Net income
          (loss) before
          discontinued
          operations             2,141           1,333               218           (4,549)          (857)
--------- ------------------ -------------- ----------------- ----------------- -------------- -------------


13. SUBSEQUENT EVENTS

On March 2, 2004, Footstar (the parent company of Just For Feet) filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code. On March 3, 2004, the Footstar announced that they had negotiated and obtained approval to use a $300 million debtor-in-possession financing facility in order to satisfy their current operating obligations during the reorganization period. AmREIT owns two Just For Feet properties, one located in Tucson, Arizona and another in Baton Rouge, Louisiana. Footstar has indicated that both locations are in the top 40 percent of the Just For Feet chain, and it has not been identified whether the leases will be affirmed or rejected. Annual rental income from both properties for the 2003 fiscal year is approximately $740 thousand, or 5.6% of total 2003 revenue. AmREIT is working with Footstar in an effort to cooperate with their plan of reorganization, as well as working with local retailers, brokers and leasing agents on alternative options for the property. As of December 31, 2003 and as of the date of March 30, 2004 (unaudited) the Company does not have a material receivable due from Footstar.

                            AmREIT and subsidiaries
  SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
                     For the year ended December 31, 2003


                                                                                                                  Cost at
                    Property                      Encum-                                     Improve-          Close of Year
                  Description                     brances      Building          Land         ments      Building         Land

Properties Invested in
Under Operating Leases


Radio Shack Retail Store, Texas                  $  -       $   788,330     $    337,856     $  -     $   788,330     $   337,856
Blockbuster Music Store, Missouri                $  -       $ 1,247,461          534,483     $  -     $ 1,247,461     $   534,483
OneCare Health Industries, Inc., Texas           $  -       $ 1,455,030     $    534,086     $  -     $ 1,455,030     $   534,086
Blockbuster Music Store, Kansas                  $  -       $ 1,382,846     $    592,648     $  -     $ 1,382,846     $   592,648
Just For Feet Store, Arizona                     $  -       $       -       $  1,214,046     $  -     $       -       $ 1,214,046
Bank United, Woodlands, Texas                    $  -       $       -       $    562,846     $  -     $       -       $   562,846
Bank United, Houston, Texas                      $  -       $       -       $    851,973     $  -     $       -       $   851,973
Just For Feet Store, Louisiana                   $  -       $ 2,254,537     $    966,230     $  -     $ 2,254,537     $   966,230
Hollywood Video Store, Louisiana                 $  -       $   784,123     $    443,544     $  -     $   784,123     $   443,544
Hollywood Video Store, Mississippi               $  -       $   835,854     $    450,000     $  -     $   835,854     $   450,000
Lake Woodlands Plaza                             $  -       $ 2,987,700     $  1,369,065     $  -     $ 2,987,700     $ 1,369,065
Sugar Land Plaza                                 $  -       $ 2,902,157     $  1,280,043     $  -     $ 2,902,157     $ 1,280,043
Don Pablo's, Georgia                             $  -       $       -       $    773,800     $  -     $       -       $   773,800
IHOP, Topeka                                     $  -       $       -       $    450,984     $  -     $       -       $   450,984
IHOP, Sugarland                                  $  -       $       -       $    740,882     $  -     $       -       $   740,882
Jack in the Box                                  $  -       $   504,230     $    216,099     $  -     $   504,230     $   216,099
Baptist Memorial Health                          $  -       $ 1,456,017     $    624,006     $  -     $ 1,456,017     $   624,006
Payless Shoe Source                              $  -       $   498,098     $    212,907     $  -     $   498,098     $   212,907
Golden Corral                                    $  -       $ 1,099,817     $    722,949     $  -     $ 1,099,817     $   722,949
Golden Corral                                    $  -       $ 1,297,850     $    556,221     $  -     $ 1,297,850     $   556,221
TGI Friday's, Houston                            $  -       $ 1,453,769     $    623,043     $  -     $ 1,453,769     $   623,043
Guitar Center                                    $  -       $ 1,782,470     $    763,917     $  -     $ 1,782,470     $   763,917
Popeye's                                         $  -       $   778,772     $    333,758     $  -     $   778,772     $   333,758
Dr. Pucillo                                      $  -       $ 1,276,836     $    547,214     $  -     $ 1,276,836     $   547,214
Blockbuster Video                                $  -       $   688,090     $    294,896     $  -     $   688,090     $   294,896
Pier One Imports                                 $  -       $ 1,000,563     $    422,722     $  -     $ 1,000,563     $   422,722
IHOP, Memphis                                    $  -       $       -       $    469,502     $  -     $       -       $   469,502
IHOP, Centerville                                $  -       $       -       $    457,492     $  -     $       -       $   457,492
Uptown Plaza                                     $  -       $ 4,887,774     $  7,796,383     $  -     $ 4,887,774     $ 7,796,383
Terrace Shops                                    $  -       $ 2,544,593     $  2,212,278     $  -     $ 2,544,593     $ 2,212,278
San Felipe @ Winrock                             $  -       $       -       $  4,723,140     $  -     $       -       $ 4,723,140
TGI Friday's, Hanover                            $  -       $       -       $  1,474,473     $  -     $       -       $ 1,474,473
Westheimer & Yorktown                            $  -       $       -       $  2,688,996     $  -     $       -       $ 2,688,996

I-45 @ West Rd.                                  $  -       $       -       $    584,877     $  -     $       -       $   584,877
IHOP, Grand Prairie                              $  -       $       -       $    572,711     $  -     $       -       $   572,711
IHOP, Bridgeton                                  $  -       $       -       $    546,623     $  -     $       -       $   546,623
                                                 ____       ___________     ____________     ____     ___________     ___________

                     TOTAL                       $  -       $33,906,917     $ 37,946,693     $  -     $33,906,917     $37,946,693
                                                 ====       ===========     ============     ====     ===========     ===========



                                                                                            Life on Which
                                                                                             Depreciation
                                                                                           in Latest Income
                                                  Accumulated       Date of       Date        Statement
                                                  Depreciation    Construction  Acquired     is Computed
Properties Invested in
Under Operating Leases

Radio Shack Retail Store, Texas                 $    192,820          N/A       06-15-94       39 Years
Blockbuster Music Store, Missouri               $    170,630          N/A       11-14-94       39 Years
OneCare Health Industries, Inc., Texas          $    263,658          N/A       09-26-95       39 Years
Blockbuster Music Store, Kansas                 $    164,427          N/A       09-12-95       39 Years
Just For Feet Store, Arizona                             N/A          N/A       09-11-96         N/A
Bank United, Woodlands, Texas                            N/A          N/A       09-23-96         N/A
Bank United, Houston, Texas                              N/A          N/A       12-11-96         N/A
Just For Feet Store, Louisiana                  $    223,168          N/A       06-09-97       39 Years
Hollywood Video Store, Louisiana                $     95,741          N/A       10-31-97       39 Years
Hollywood Video Store, Mississippi              $    128,593          N/A       12-30-97       39 Years
Lake Woodlands Plaza                            $    342,258          N/A         6-3-98       39 Years
Sugar Land Plaza                                $    416,081          N/A         7-1-98       39 Years
Don Pablo's, Georgia                                     N/A          N/A       12-18-98         N/A
IHOP, Topeka                                             N/A          N/A        9-30-99         N/A
IHOP, Sugarland                                          N/A          N/A        9-22-99         N/A
Jack in the Box                                 $     18,855          N/A        7-23-02       39 Years
Baptist Memorial Health                         $     54,445          N/A        7-23-02       39 Years
Payless Shoe Source                             $     18,625          N/A        7-23-02       39 Years
Golden Corral                                   $     41,126          N/A        7-23-02       39 Years
Golden Corral                                   $     48,531          N/A        7-23-02       39 Years
TGI Friday's, Houston                           $     54,361          N/A        7-23-02       39 Years
Guitar Center                                   $     66,653          N/A        7-23-02       39 Years
Popeye's                                        $     29,121          N/A        7-23-02       39 Years
Dr. Pucillo                                     $     47,745          N/A        7-23-02       39 Years
Blockbuster Video                               $     25,730          N/A        7-23-02       39 Years
Pier One Imports                                $     37,414          N/A        7-23-02       39 Years
IHOP, Memphis                                            N/A          N/A        7-26-02         N/A
IHOP, Centerville                                        N/A          N/A        7-25-02         N/A
Uptown Plaza                                    $      6,860          N/A       12-10-03       39 Years
Terrace Shops                                   $      2,719          N/A       12-15-03       39 Years
San Felipe @ Winrock                                     N/A          N/A       11-17-03         N/A
TGI Friday's, Hanover                                    N/A          N/A        9-16-03         N/A
Westheimer & Yorktown                                    N/A          N/A        1-10-03         N/A

I-45 @ West Rd.                                          N/A          N/A       10-14-03         N/A
IHOP, Grand Prairie                                      N/A          N/A        4-29-03         N/A
IHOP, Bridgeton                                          N/A          N/A         5-8-03         N/A
                                                ____________

                     TOTAL                      $  2,449,561
                                                ============






                                                                                                                  Cost at
          Property                                Encum-                                     Improve-          Close of Year
         Description                              brances     Building         Land           ments      Building         Land

Properties Invested in Under
Direct Financing Lease

Just For Feet Store, Arizona                     $  -       $ 2,828,744     $        -       $  -     $ 2,828,744     $       -
IHOP, Topeka                                     $  -       $ 1,004,323     $        -       $  -     $ 1,004,323     $       -
IHOP, Sugarland                                  $  -       $ 1,010,880     $        -       $  -     $ 1,010,880     $       -
IHOP, Albuquerque                                $  -       $   878,115     $        -       $  -     $   878,115     $       -
IHOP, Baton Rouge                                $  -       $ 1,436,863     $        -       $  -     $ 1,436,863     $       -
IHOP, Beaverton                                  $  -       $ 1,048,473     $        -       $  -     $ 1,048,473     $       -
IHOP, Charlottesville                            $  -       $   749,809     $        -       $  -     $   749,809     $       -
IHOP, El Paso #1934                              $  -       $   900,268     $        -       $  -     $   900,268     $       -
IHOP, Roanoke                                    $  -       $   846,641     $        -       $  -     $   846,641     $       -
IHOP, Rochester                                  $  -       $ 1,140,349     $        -       $  -     $ 1,140,349     $       -
IHOP, Salem                                      $  -       $   722,522     $        -       $  -     $   722,522     $       -
IHOP, Shawnee                                    $  -       $   890,283     $        -       $  -     $   890,283     $       -
IHOP, Springfield                                $  -       $ 1,194,802     $        -       $  -     $ 1,194,802     $       -
IHOP, Alexandria                                 $  -       $   856,187     $        -       $  -     $   856,187     $       -
IHOP, Centerville                                $  -       $ 1,085,738     $        -       $  -     $ 1,085,738     $       -
IHOP, Memphis #4462                              $  -       $ 1,118,073     $        -       $  -     $ 1,118,073     $       -
IHOP, La Verne                                   $  -       $ 1,002,167     $        -       $  -     $ 1,002,167     $       -
IHOP, El Paso #1938                              $  -       $ 1,161,863     $        -       $  -     $ 1,161,863     $       -
IHOP, Memphis #4482                              $  -       $ 1,066,055     $        -       $  -     $ 1,066,055     $       -
IHOP, Parker                                     $  -       $ 1,104,056     $        -       $  -     $ 1,104,056     $       -
IHOP, Grand Prairie                              $  -       $ 1,372,806     $        -       $  -     $ 1,372,806     $       -
IHOP, Bridgeton                                  $  -       $ 1,307,324     $        -       $  -     $ 1,307,324     $       -
                                                 ____       ___________     __________       ____     ___________     ____________

              TOTAL                              $  -       $24,726,340     $        -       $  -     $24,726,340     $       -
                                                 ====       ===========     ==========       ====     ===========     ============




                                                                                            Life on Which
                                                                                             Depreciation
                                                                                           in Latest Income
                                                  Accumulated       Date of       Date        Statement
                                                  Depreciation    Construction  Acquired     is Computed


Properties Invested in Under
Direct Financing Lease

Just For Feet Store, Arizona                          (1)             N/A       9-11-96          N/A
IHOP, Topeka                                          (1)             N/A       9-30-99          N/A
IHOP, Sugarland                                       (1)             N/A       9-22-99          N/A
IHOP, Albuquerque                                     (1)             N/A       4-23-02          N/A
IHOP, Baton Rouge                                     (1)             N/A       4-23-02          N/A
IHOP, Beaverton                                       (1)             N/A       4-16-02          N/A
IHOP, Charlottesville                                 (1)             N/A       4-23-02          N/A
IHOP, El Paso #1934                                   (1)             N/A       4-16-02          N/A
IHOP, Roanoke                                         (1)             N/A       6-21-02          N/A
IHOP, Rochester                                       (1)             N/A       4-16-02          N/A
IHOP, Salem                                           (1)             N/A       5-17-02          N/A
IHOP, Shawnee                                         (1)             N/A       4-16-02          N/A
IHOP, Springfield                                     (1)             N/A       5-17-02          N/A
IHOP, Alexandria                                      (1)             N/A       7-18-02          N/A
IHOP, Centerville                                     (1)             N/A       7-25-02          N/A
IHOP, Memphis #4462                                   (1)             N/A       7-26-02          N/A
IHOP, La Verne                                        (1)             N/A       8-23-02          N/A
IHOP, El Paso #1938                                   (1)             N/A       8-23-02          N/A
IHOP, Memphis #4482                                   (1)             N/A       8-23-02          N/A
IHOP, Parker                                          (1)             N/A       8-23-02          N/A
IHOP, Grand Prairie                                   (1)             N/A       4-29-03          N/A
IHOP, Bridgeton                                       (1)             N/A        5-8-03          N/A


              TOTAL                                   (1)


(1) The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

(2) Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 for operating lease properties are summarized as follows:


                                                                Accumulated
                                                   Cost         Depreciation

Balance at December 31, 2000                    29,895,108        1,559,049
Acquisitions / additions                         1,351,201                -
Disposals                                         (797,237)               -
Depreciation expense                                     -          439,652
                                               ___________      ___________
Balance at December 31, 2001                   $30,449,072      $ 1,998,701
Acquisitions / additions                       $20,024,562      $         -
Disposals                                      $(2,875,168)     $  (238,591)
Depreciation expense                           $         -      $   262,042
                                               ___________      ___________
Balance at December 31, 2002                   $47,598,466      $ 2,022,152
Acquisitions / additions                       $29,239,727      $         -
Disposals                                      $(4,984,583)     $  (267,016)
Depreciation expense                           $         -      $   694,425
                                               ___________      ___________
Balance at December 31, 2003                   $71,853,610      $ 2,449,561


(3) The aggregate cost of all properties for Federal Income
    Tax purposes is $97,256,924 at December 31, 2003.