Form 10QSB
period 2004-03-31
AMREIT
filed 2004-05-14
CIK 913957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X]    Yes      [ ]    No

As of March 31, 2004 there were 3,097,640 class A, 2,339,451 class B, and 3,007,529 class C common shares of beneficial interest of AmREIT, $.01 par value outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AMREIT AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS
Property:
    Land                                                                             $  35,028,437
    Buildings                                                                           33,906,917
    Tenant improvements                                                                    611,982
                                                                                     -------------
                                                                                        69,547,336
    Less accumulated depreciation and amortization                                      (2,734,344)
                                                                                     -------------
       Net real estate held for investment                                              66,812,992
    Real estate held for sale, net                                                       7,241,439

Net investment in direct financing leases held for investment                           19,219,878

Cash and cash equivalents                                                                2,179,002
Restricted cash                                                                          4,608,187
Accounts receivable                                                                        784,766
Accounts receivable - related party                                                      1,696,214
Notes receivable                                                                           956,222
Escrow deposits                                                                            347,088
Prepaid expenses, net                                                                      230,221

Other assets:
    Preacquisition costs                                                                    47,322
    Loan acquisition cost, net of $147,867 in accumulated amortization                     319,754
    Leasing costs, net of $68,948 in accumulated amortization                              392,123
    Furniture, fixtures and equipment, net of $160,351 in accumulated depreciation         210,852
    Accrued rental income                                                                  485,889
    Intangible lease cost, net of $85,234 in accumulated amortization                      591,740
    Investment in non-consolidated affiliates                                            1,862,994
                                                                                     -------------
       Total other assets                                                                3,910,674

                                                                                     -------------
TOTAL ASSETS                                                                         $ 107,986,683
                                                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Notes payable                                                                    $  36,985,642
    Accounts payable                                                                     2,744,535
    Accounts payable - related party                                                     4,840,356
    Security deposit                                                                        97,040
    Prepaid rent                                                                             6,561
                                                                                     -------------
       TOTAL LIABILITIES                                                                44,674,134
                                                                                     -------------

Minority interest                                                                          866,129

Shareholders' equity:
    Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued                  -
    Class A Common shares, $.01 par value, 50,000,000 shares authorized,
       3,122,767 shares issued                                                              31,228
    Class B Common shares, $.01 par value, 3,000,000 shares authorized,
       2,339,451 shares issued                                                              23,395
    Class C Common shares, $.01 par value, 4,400,000 shares authorized,
       3,007,529 shares issued                                                              30,075
    Capital in excess of par value                                                      74,616,819
    Accumulated distributions in excess of earnings                                    (11,139,273)
    Deferred compensation                                                                 (954,945)
    Cost of treasury shares, 25,127 shares                                                (160,879)
                                                                                     -------------
       TOTAL SHAREHOLDERS' EQUITY                                                       62,446,420
                                                                                     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 107,986,683
                                                                                     =============

 See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    QUARTER ENDED MARCH 31,
                                                                      2004           2003
                                                                   -----------    -----------
Revenues:
    Rental income from operating leases                            $ 1,686,467    $ 1,098,900
    Earned income from direct financing leases                         507,202        494,280
    Real estate fee income                                             367,359        130,752
    Securities commission income                                     1,904,541         85,608
    Asset management fee income                                         75,280         50,994
    Interest and other income                                           11,452          3,113
                                                                   -----------    -----------
       Total revenues                                                4,552,301      1,863,647
                                                                   -----------    -----------

Expenses:
    General operating and administrative                             1,435,764        770,405
    Legal and professional                                             327,740        103,862
    Securities commissions                                           1,423,632         65,035
    Depreciation and amortization                                      246,481        207,288
    Deferred merger costs                                            1,319,833              -
                                                                   -----------    -----------
       Total expenses                                                4,753,450      1,146,590
                                                                   -----------    -----------

Operating (loss) income                                               (201,149)       717,057

Income from non-consolidated affiliates                                 14,598         40,305
Federal income tax (expense) benefit for taxable REIT subsidiary      (170,905)        73,000
Interest expense                                                      (619,031)      (523,549)
Minority interest in income of consolidated joint ventures             (44,265)       (39,788)
                                                                   -----------    -----------

(Loss) income before discontinued operations                        (1,020,752)       267,025

Income from discontinued operations                                    655,735        190,812
                                                                   -----------    -----------

Net (loss) income                                                  $  (365,017)   $   457,837

Distributions paid to class B and class C shareholders                (813,056)      (452,543)
                                                                   -----------    -----------

Net (loss) income available to class A shareholders                $(1,178,073)   $     5,294
                                                                   ===========    ===========

Net income per common share - basic and diluted
    Loss before discontinued operations                            $     (0.62)   $     (0.07)
    Income from discontinued operations                                   0.22    $      0.07
                                                                   -----------    -----------
    Net (loss) income                                              $     (0.40)   $      0.00
                                                                   ===========    ===========

Weighted average class A common shares used to
    compute net income per share, basic and diluted                  2,952,984      2,768,253
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                             AMREIT AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              QUARTER ENDED MARCH 31,
                                                                              2004             2003
                                                                           ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                      $   (365,017)   $    457,837
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Investment in real estate acquired for resale                        (666,838)              -
          Proceeds from sales of real estate acquired for sale                2,463,722               -
          Gain on sales of real estate acquired for resale                     (607,887)              -
          Depreciation and amortization                                         255,485         229,697
          Amortization of deferred compensation                                  64,283          59,928
          Minority interest in net income of consolidated joint ventures         44,265          39,788
          Deferred merger costs                                               1,319,833               -
          (Increase) decrease in accounts receivable                           (208,925)         38,020
          Increase in accounts receivable- related party                     (1,494,440)        (55,909)
          Decrease in prepaid expenses, net                                      60,888          14,077
          Cash receipts from direct financing leases
            (less) more than income recognized                                   (3,097)         17,060
          Decrease (increase) in accrued rental income                           13,769         (49,519)
          Decrease in other assets                                               11,019          83,091
          Decrease in accounts payable                                         (802,476)       (547,924)
          Increase (decrease) in accounts payable- related party                220,729         (33,986)
                                                                           ------------    ------------
            Net cash provided by operating activities                           305,313         252,160
                                                                           ------------    ------------

Cash flows from investing activities:
    Improvements to real estate                                                (300,417)       (155,763)
    Acquisition of investment properties                                              -      (2,688,157)
    Notes receivable collections                                                 43,555               -
    Additions to furniture, fixtures and equipment                             (118,919)        (24,040)
    Investment in non-consolidating affiliates                               (1,318,102)       (161,771)
    Increase in preacquisition costs                                            (34,140)        (26,713)
                                                                           ------------    ------------
            Net cash used in investing activities                            (1,728,023)     (3,056,444)
                                                                           ------------    ------------

Cash flows from financing activities:
    Proceeds from notes payable                                               2,964,517       2,367,799
    Payments of notes payable                                               (14,463,500)       (101,163)
    Purchase of treasury shares                                                       -        (315,719)
    Issuance of common shares                                                16,047,530               -
    Issuance costs                                                           (1,795,539)              -
    Common dividends paid                                                    (1,157,705)       (759,622)
    Distributions to minority interests                                         (25,031)        (68,319)
                                                                           ------------    ------------
            Net cash provided by financing activities                         1,570,272       1,122,976
                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents                            147,562      (1,681,308)
Cash and cash equivalents, beginning of period                                2,031,440       2,506,868
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $  2,179,002    $    825,560
                                                                           ============    ============

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    In 2004 the Company issued 134,695 shares of restricted stock to employees and trust managers as as part of their compensation plan. The restricted stock vests over a four and three period respectively.
    The Company recorded $875,518 in deferred compensation related to the issuance of the restricted stock.

    In 2003 the Company issued 24,257 shares of restricted stock to employees and trust managers as as part of their compensation plan. The restricted stock vests over a four and three period respectively.
    The Company recorded $152,819 in deferred compensation related to the issuance of the restricted stock.

    SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Cash paid during the year for:
         Interest                       620,688   524,189
         Income taxes                    48,600    31,103

See Notes to Condensed Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

Our business organization consists of a portfolio of high-end single and multi-tenant retail centers, a full service real estate operating and development subsidiary, an NASD registered broker-dealer subsidiary, and a retail partnership business. This unique combination provides AmREIT the opportunity to access capital through both Wall Street and the independent financial planning marketplace for flexibility and dependable growth. We finance our growth and working capital needs with a combination of equity offerings and a conservative debt philosophy. Currently, the Company is raising capital through its class C common share offering, being offered exclusively through the independent financial planning community. As of March 31, 2004, the Company had raised approximately $30.1 million through its class C offering. Through its by-laws, the Company's debt is limited to 55% recourse debt as compared to its gross assets. As of March 31, 2004, the Company's debt to asset ratio was approximately 41%.

Our operating strategy and investment criteria discussed herein are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

Portfolio

We focus on acquiring "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas - which create dependable income and long-lasting value. These premium properties provide high leasing income and high occupancy rates for a strong income stream. As of March 31, 2004, the occupancy rate at our properties was 94.8%. Our properties attract a wide array of established commercial tenants, and offer attractive opportunities for dependable monthly income and potential capital appreciation. These properties are typically located in high traffic areas within a three-mile radius of a population of 100,000 with an average household income of $70 thousand or more. On average, more than 30,000 cars per day pass by these properties. In addition, management believes that the location and design of its properties provide flexibility in use and tenant selection and an increased likelihood of advantageous re-lease terms.

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

AmREIT owns a real estate portfolio consisting of 51 properties located in 18 states at March 31, 2004. Our multi-tenant shopping center properties are primarily located throughout Texas and are leased to national, regional and local tenants. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. In so doing, the dependability of the lease payments is based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.

As of March 31, 2004, no single property accounted for more than 10% of the Company's total assets. As of March 31, 2004, IHOP accounted for 14.5% of the Company's total revenue and no other tenant accounted for more than 10% of the Company's total revenue.

Real Estate Operating and Development Business

AmREIT's real estate operating and development subsidiary, AmREIT Realty Investment Corporation ("ARIC") is a fully integrated group of brokers and real estate professionals that provide brokerage, leasing, construction management, development and property management services to our tenants as well as third parties. This operating subsidiary, which is a taxable REIT subsidiary, compliments our portfolio of retail properties by providing a high level of service to our tenants, as well as maintaining our portfolio of properties to meet our standards.

Having an internal real estate group also helps secure strong tenant relationships for both us and our retail partnerships. Our growing roster of leases with well-known national and regional tenants includes IHOP, Washington Mutual, Starbucks, TGI Friday's, CVS Pharmacy, and others. Equally important, we have affiliations with these parent company tenants that extend across multiple sites.

Not only does our real estate operating and development company create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our affiliated actively managed retail partnerships, as well as for third parties, our real estate team continues to generate fees and profits for us. Through ARIC, we are able to generate additional profits through the selective acquisitions and dispositions of properties within twelve to eighteen months. These assets are listed as real estate held for sale on our consolidated balance sheet, and, at March 31, 2004, these assets represented approximately $3.0 million of the $7.2 million reported as real estate held for sale.

Securities Business

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

During 2003, ASC raised approximately $15 million for AmREIT Monthly Income & Growth Fund, Ltd., an affiliated retail partnership sponsored by a subsidiary of AmREIT. Additionally, as of March 31, 2004, ASC has raised approximately $30.1 million directly for us through a class C common share offering. During 2004, through a combination of our actively managed retail partnerships, as well as direct equity for AmREIT, ASC projects to raise approximately $60 million directly through the NASD independent financial planning community. Since capital is the lifeblood of any real estate company, having the unique opportunity to raise capital through both Wall Street and the independent financial planning community adds additional financial flexibility and dependability to our income stream.

Retail Partnership Business

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

AmREIT's retail partnerships are structured so that an affiliate, as the general partner, receives a significant profit only after the limited partners in the retail partnerships have received their targeted return, again, linking AmREIT's success to that of its unit holders.

As of March 31, 2004, AmREIT directly managed, through its four actively managed and previously sponsored retail partnerships, over $30 million in equity. These four partnerships have entered or will enter their liquidation phases in 2003, 2009, 2010, and 2011 respectively. As these partnerships enter into liquidation, we expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership's limited partners. In accordance with generally accepted accounting principles, any unrealized gains associated with this potential profit participation has not been reflected on our balance sheet or statement of operations.

In August 2003 the Company began selling class C common shares. The offering is a $44 million offering, issued on a best efforts basis through the independent financial broker dealer community. The Company will primarily use the proceeds for the acquisition of new properties and to pay down existing debt. As of March 31, 2004, the Company had issued approximately 3.0 million shares, representing approximately $30.1 million in proceeds from selling class C shares.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the three month periods ended March 31, 2004 and 2003.

The condensed consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

REAL ESTATE HELD FOR SALE

Properties are classified as real estate held for sale if the properties were purchased with intent to sell the properties within twelve to eighteen months or if the properties are listed for sale. Additionally, if management has made the determination to dispose of an operating property, the associated property is reclassified to real estate held for sale and depreciation is ceased. An evaluation for impairment is also performed. At March 31, 2004, AmREIT owned four properties that are classified as real estate held for sale. The four properties have a combined carrying value of $7.2 million. One of the properties has a separate note payable, which has a one-year term and a balance of $1.7 million at March 31, 2004.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), which was amended in December 2003. This Interpretation, as amended requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. As amended the interpretation requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The adoption of FIN 46 for small business filers is effective no later than December 31, 2004.

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

RECLASSIFICATION

Certain amounts in the interim unaudited 2003 condensed consolidated financial statements have been reclassified to conform to the presentation used in the interim unaudited 2004 condensed consolidated financial statements. Such reclassifications had no effect on previously reported net income or loss or shareholders' equity.

3.    NOTES PAYABLE

In September 2003, the Company renewed its unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. Under the Credit Facility, which has a term of one year, the Company may borrow up to $30 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (35% for IHOP) of total property net operating income. At March 31, 2004, IHOP net operating income represented approximately 32% of total property net operating income. At March 31, 2004, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus 2.35%. As of March 31, 2004, the interest rate was LIBOR plus 2.0%. As of March 31, 2004, $12.8 million was outstanding under the Credit Facility. Thus the Company has approximately $17.2 million available under its line of credit, subject to Lender approval on the use of the proceeds.

4.    MAJOR TENANTS

As of March 31, 2004, there have been no significant changes in the tenant make-up from year end December 31, 2003.

5.    EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to class A shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted) by the weighted average number of common shares outstanding plus the weighted average number of potentially dilutive common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B and class C shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                     Three months ended March 31,
                                                       2004               2003
                                                     --------           --------
BASIC EARNINGS PER SHARE
Weighted average class A common shares outstanding
(in thousands)                                          2,953              2,768

Basic and diluted (loss) earnings per share  *       ($  0.40)          $  0.002
                                                     ========           ========

EARNINGS (LOSS) FOR BASIC AND DILUTIVE COMPUTATION
(Loss) earnings to class A common
shareholders (in thousands)                          ($ 1,178)          $      5
                                                     ========           ========

* The operating results for the three months ended March 31, 2004 include a charge to earnings of $1.3 million, which was the market value of the class A common shares issued to H. Kerr Taylor, President and CEO, related to the sale of his advisory company to AmREIT in 1998. The charge was for the deferred merger cost due from this sale that was triggered by the issuance of additional class C common shares.

6.    DISCONTINUED OPERATIONS

The operations of six properties were reported as discontinued operations. Two of the properties were listed as held for sale at March 31, 2004, one of the properties was sold in the second quarter of 2003, two of the properties were sold in the fourth quarter of 2003 and one of the properties was sold in the first quarter of 2004. The following is a summary of our discontinued operations (in thousands, except for per share data):

                                             Three months ended March 31,
                                               2004                2003
                                             --------             ------
Rental revenue                               $    172             $  238
Gain on sale of real estate held for sale         608                  -
Depreciation and amortization                       -                (15)
Bad debt expense                                  (67)                 -
Interest expense                                  (39)               (28)
Property expense                                  (18)                (4)
                                             --------             ------
Income from discontinued operations          $    656             $  191
Basic and diluted income from discontinued
      operations per common share            $   0.22             $ 0.07
                                             ========             ======

Gain on real estate held for sale is a result of selling one property acquired during 2003 with the intent to resell after a short holding period. Through a taxable REIT subsidiary, AmREIT actively seeks properties where there is an opportunity to purchase undervalued assets, and after a short holding period and value creation, dispose of the asset and capture the value created.

7.    COMMITMENTS

The Company has signed a 63 month lease for office space. The lease commences on the occupancy date which is expected to be May 14, 2004. The annual rent will be $210 thousand. Rental expense for the three months ended March 31, 2004 and 2003 was $18 thousand and $22 thousand respectively.

As of March 31, 2004, the Company has contracted to purchase approximately $8.5 million of multi-tenant real estate projects that are anticipated to close during the second quarter of 2004.

8.    SEGMENT REPORTING

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 51 properties located in 18 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Included in Corporate and Other are those costs and expenses related to general overhead and personnel that are not solely responsible for one of the reporting segments.

                                                           Real estate   Securities &
                                                           operating &      retail      Corporate
                                               Portfolio   development   partnerships   and other     Total
March 31, 2004:
    Revenue                                      $ 2,194       $   367        $ 1,980     $    11    $ 4,552
    Income from non- consolidated affiliates           -             -             15           -         15
    Expenses                                        (910)         (110)        (1,485)     (1,763)    (4,268)
    Deferred merger cost                               -             -              -      (1,320)    (1,320)
                                               -------------------------------------------------------------
    Net income (loss) before discontinued
    operations                                     1,284           257            510      (3,072)    (1,021)


March 31, 2003:
    Revenue                                      $ 1,593       $   131        $   137     $     3    $ 1,864
    Income from non-consolidated affiliates            -             -             40           -         40
    Expenses                                        (771)           57            (49)       (874)    (1,637)
                                               -------------------------------------------------------------
    Net income (loss) before discontinued
    operations
                                                     822           188            128        (871)       267

9. PROPERTY ACQUISITIONS AND DISPOSITIONS

The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the acquisition of Uptown Plaza, which assumes that the acquisition occurred on January 1, 2003. Uptown Plaza, acquired in December 2003, is a 28,000 square foot retail complex located in Houston, Texas, including a free-standing CVS drugstore and a retail shopping center anchored by Grotto, a new concept of Landry's Restaurant, Inc.

                                                                2003
                                                              -------
Revenues
     Rental income and earned income                          $ 1,794
     Other income                                                 271
                                                              -------
     Total Revenues                                             2,065

Total Expenses                                                  1,203
                                                              -------

Operating income                                                  862

Income before discontinued operations                             412

    Income from discontinued operations                           191

Pro forma net income                                              603

Distributions paid to class B and class C shareholders           (453)
                                                              -------

Net income available to class A shareholders                  $   150
                                                              =======

Net income per common share - basic and diluted
     Loss before discontinued operations                       (0.015)
     Income from discontinued operations                        0.069
                                                              -------
     Net income                                                 0.054
                                                              =======

Weighted average common shares used to compute
     net income per share, basic and diluted (in thousands)     2,768
                                                              =======

10. SUBSEQUENT EVENTS

On April 13, 2004, the Company filed a Form S-11 registration statement with the SEC. The registration statement registered approximately 17 million shares of the Company's class D common shares with the SEC. The class D common shares are expected to be sold at $10 per share, will have dividends on par with those of the class A common shares at a fixed rate of 6.5% per annum paid monthly, will have the ability to convert into the class A common shares on the seventh anniversary of the issuance of the class D common shares at a ratio of 1.077% of initial capital invested, and are callable after one year. On April 22, 2004, the Company received a comment letter from the SEC, identifying one comment. The Company has responded to the SEC's comment, and anticipates the registration statement being declared effective during the second quarter 2004. The primary use of proceeds will be property acquisitions, the pay down of debt and credit facilities and general working capital.

The Company has contracted for a property located in Houston, Texas, which includes a free standing Walgreens pharmacy and a 20,000 square foot shopping center. The property is anticipated to close on or before June 30, 2004 for a total purchase price of approximately $8.5 million. The acquisition is anticipated to be funded with $3.9 million in cash and the assumption of mortgage financing of $4.6 million.

The Company expects a charge to the second quarter operating results of approximately $355 to $375 thousand, depending on the market value of the class A common shares. The charge is for class A shares to be issued to H. Kerr Taylor, President and CEO, related to the sale of his advisory company to AmREIT in 1998. The charge for the deferred merger cost due from this sale was triggered by the issuance of additional class C common shares.

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

The condensed consolidated financial statements of AmREIT, and the following discussion contained herein should be read in conjunction with the consolidated financial statements and discussion included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Historical results and trends which might appear should not be taken as indicative of future operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selective financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

AmREIT (AMEX: AMY) is a rapidly growing, self-managed and self-advised REIT with a 19-year history of delivering results to its investors. Its business model consists of a portfolio of retail properties, including "irreplaceable corners", single tenant properties and multi-tenant properties, a full service real estate operating and development business, NASD-registered broker dealer securities business and a retail partnership business - a unique combination that provides AmREIT the opportunity to access multiple sources of capital and generate fees and profits from multiple sources, resulting in added financial flexibility and the opportunity for dependable growth and income.

AmREIT's goal is to deliver increasing, dependable, monthly income for its shareholders. In so doing, AmREIT strives to increase and maximize Funds from Operations by issuing long term capital through both the NASD independent financial planning marketplace as well as through Wall Street, and investing the capital in accretive real estate properties, acquired or developed, on irreplaceable corners. Additionally, we strive to maintain a conservative balance sheet. To that regard, we strive to maintain a debt to total asset ratio of less than 55%. As of March 31, 2004, our debt to total asset ratio was 41%.

At March 31, 2004, AmREIT owned a portfolio of 51 properties located in 18 states, subject to long term leases with retail tenants, either directly or through its interests in joint ventures or partnerships. Forty six of the properties are single tenant properties, and represent approximately 75% of the rental income as of March 31, 2004. Five of the properties are multi-tenant and represent approximately 25% of the rental income as of March 31, 2004. In assessing the performance of the Company's properties, management evaluates the occupancy of the Company's portfolio. Occupancy for the total portfolio was 94.8% based on leaseable square footage as of March 31, 2004. Additionally, the Company anticipates that the majority of its rental income will consist of rental income generated from multi-tenant shopping centers by the end of 2004. We have been developing and acquiring multi-tenant shopping centers for over ten years in our retail partnership business. During that time, we believe we have developed the ability to recognize the high-end multi-tenant properties that can create long-term value, and with the downward pressure on single tenant cap rates, resulting in higher priced real estate, management anticipates strategically increasing its holdings of multi-tenant shopping centers. Management intends to increase total assets from $101 million as of December 31, 2003 to approximately $200 million at the end of 2004. Through its class C common share offering, the Company raised approximately $30.1 million in capital through March 31, 2004.

Management intends to fund future acquisitions and development projects through a combination of equity offerings and debt financing. During 2004, the Company anticipates raising approximately $60 million of equity from various sources including Wall Street and the independent financial planning community. We have already raised an additional $16 million through our class C common share offering for the three months ended March 31, 2004.

Management expects that single tenant, credit leased properties, will continue to experience cap rate pressure during 2004 due to the low interest rate environment and increased buyer demand. Therefore, as it has been, our continued strategy will be to divest of properties which no longer meet our core criteria, and replace them with multi-tenant projects or the development of single tenant properties located on irreplaceable corners. With respect to additional growth opportunities, we have over $50 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management anticipates, and has budgeted for, an increase in interest rates during 2004. As of March 31, 2004, approximately 60% of our outstanding debt had a long term fixed interest rate with an average term of seven years. Our philosophy continues to be matching long term leases with long term debt structures while keeping our debt to total assets ratio less than 55%.

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

Rental Income Recognition - In accordance with accounting principles generally accepted in the United States of America, the Company accounts for rental income under the straight line method, whereby we record rental income based on the average of the total rent obligation due under the primary term of the lease. The Company prepares a straight line rent schedule for each lease entered into. Certain leases contain a provision for percentage rent. Percentage rent is recorded in the period when the Company can reasonably calculate the amount of percentage rent owed, if any. Generally, the Company records percentage rent in the period in which the percentage rent payment is made, and can thereby be calculated and verified. For the three months ended March 31, 2004, the Company collected and recorded percentage rent from tenants of $65 thousand.

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

AmREIT's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property on an undiscounted basis, plus the residual value of the property upon disposition, to the carrying value of such property. The carrying value would then be adjusted, if needed, to estimate the fair value to reflect an impairment in the value of the asset. As of March 31, 2004, no impairment was identified for any of the Company's properties.

Valuation of Receivables - An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy is considered in assessing the collectibility of the related receivables. During the three months ended March 31, 2004, the Company wrote off receivables totaling approximately $67 thousand. The receivable is attributable to the GAAP required accrual of straight line rents associated with Just for Feet. The write off of the receivable from Just for Feet is included in income from discontinued operations. The Company maintains a receivable related to Wherehouse Entertainment of approximately $126 thousand. Based on discussions with Wherehouse Entertainment, Blockbuster Entertainment Corporation, the guarantor of the lease, and legal proceedings involving Wherehouse Entertainment and Blockbuster Entertainment Corporation, the Company believes that these receivables are collectable, and should be collected during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities and financing activities have been the principal sources of capital to fund the Company's ongoing operations and dividends. As AmREIT deploys the capital raised, and expected to be raised from its equity offerings, into income producing real estate, we anticipate that cash flow from operations will provide adequate resources for future ongoing operations and dividends. AmREIT's cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, is expected to provide the necessary capital to maintain and operate our properties as well as execute and achieve our growth strategies. Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased $53 thousand in 2004 when compared to 2003. Proceeds from sales of real estate acquired for sale increased by $2.4 million. This increase in cash was offset somewhat by an increase in accounts receivable related party of $1.5 million.

During the first quarter 2004, AmREIT contracted to purchase approximately $8.5 million of retail real estate, representing a multi-tenant shopping center located in Houston, Texas. The shopping center is anticipated to close during the second quarter and will be funded with approximately $3.9 million in cash and the assumption of a $4.6 million mortgage payable. Additionally, AmREIT sold an IHOP located in Bridgeton, Missouri during the first quarter 2004, which was previously classified as real estate held for sale. The Company realized a gain on the sale of approximately $608 thousand. As part of its investment strategy, AmREIT constantly evaluates its property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with "irreplaceable corners" and other core assets. For the remainder of 2004, the Company anticipates continuing the strategy of divesting its non-core properties, which is estimated will generate between $10 and $15 million in sales proceeds. On January 11, 2003, Wherehouse Entertainment filed for voluntary petition of relief under Chapter 11 of the federal bankruptcy code. The Company owns two Wherehouse Entertainment locations. The lease on one location has been amended and assigned to Record Town. The Company is evaluating the alternatives on the second location. On March 2, 2004, Footstar, the parent company of Just for Feet filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code and has announced it intends to close all their Just for Feet stores after an orderly liquidation of the remaining inventory. The Company anticipates the closure of both of their Just for Feet locations this summer and is evaluating the alternatives.

Cash flows used in investing activities has been primarily related to the acquisition or development of retail properties. During the first quarter of 2004, AmREIT through one its taxable REIT subsidiaries, acquired a 25% equity interest in a 45 acre retail redevelopment in Houston, Texas. The other partners are affiliated partnerships. The investment was funded through a combination of the $14.3 million of capital (net of $1.8 million in issuance costs) raised through the class C common share offering and debt financing.

In addition, capitalized expenditures for improvements and additions to our existing properties were approximately $300 thousand, which were funded through excess cash flow and through the Company's revolving credit facility. Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows decreased from $3.1 million in the first three months of 2003 to $1.7 million in the first three months of 2004.

Cash flows provided by financing activities increased from $1.1 million through March 31, 2003 to $1.6 million through March 31, 2004. Cash flows provided by financing activities were primarily generated from our class C common share offering. Through its class C common share offering, the Company is averaging new capital raised of between $4 and $6 million per month. One advantage of raising capital through the independent financial planning marketplace is the capital is received on a monthly basis, allowing for a scaleable matching of real estate projects. Our first priority is to deploy the capital raised, and then to moderately leverage the capital, while maintaining our philosophy of a conservative balance sheet. The Company was able to reduce debt by almost $11.5 million with the proceeds from it class C common share offering.

AmREIT has a $30 million unsecured revolving credit facility. The facility will mature on September 4, 2004. The facility bears interest at a rate of LIBOR plus a range of 1.40% to 2.35%, depending on the Company's debt to asset ratio. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income fro any one tenant to no more than 15% (35% for IHOP) of total property net operating income. At March 31, 2004, IHOP net operating income represented approximately 32% of total property net operating income. As of March 31, 2004, the spread over LIBOR was 2.00. At March 31, 2004, approximately $12.8 million was outstanding under the credit facility. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments. As of March 31, 2004, the Company had the following contractual obligations:


                              2004        2005         2006      2007      2008      Thereafter      Total
Unsecured debt:

   Revolving credit          $12,777     $     -     $     -    $    -    $    -     $     -        $12,777
   facility
   5.46% dissenter notes           -           -           -         -         -         760            760

Secured debt                   2,073         490         530       573       620      19,163         23,449

Total contractual            $14,850     $   490     $   530    $  573    $  620     $19,923        $36,986
obligations

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

In August 2003, the Company commenced the class C common share offering. This offering is being exclusively made through the NASD independent financial planning community. It is a $44 million offering, of which $4 million has been reserved for the dividend reinvestment plan. As of March 31, 2004, 3.0 million shares had been issued, resulting in approximately $30.1 million in gross proceeds. The proceeds are being and will be used to finance the acquisition and development of retail real estate projects, pay down the revolving credit facility and provide working capital for the on going operation of the company and its properties.

For the quarters ended March 31, 2004 and 2003, the Company paid dividends to its shareholders of $1.158 million, and $760 thousand respectively. The class A and class C shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):


                                 Class A       Class B       Class C
2004

            First quarter         $345          $434          $379
2003

            Fourth quarter        $320          $437          $156
            Third quarter         $308          $443           $15
            Second quarter        $310          $439           N/A
            First quarter         $307          $453           N/A

Until properties are acquired by the Company, the Company's funds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At March 31, 2004, the Company's cash and cash equivalents totaled $2.2 million.

Cash flows from operating activities, investing activities, and financing activities for the three months ended March 31, are presented below in thousands:

                           2004        2003
                         -------      -------
Operating activities     $   305      $   252
Investing activities      (1,728)      (3,056)
Financing activities       1,570        1,123

INFLATION

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

AmREIT considers FFO to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income or loss computed in accordance with generally accepted accounting principles (GAAP), excluding gains from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. AmREIT calculates its FFO in accordance with this definition. Most industry analysts and equity REITs, including AmREIT, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies. There can be no assurance that FFO presented by AmREIT is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands for the three months ended March 31:


                                                                            2004         2003
                                                                          --------      -------
(Loss) income before discontinued operations                              $ (1,021)     $   267
Income  from discontinued operations                                           656          191
Plus depreciation of real estate assets - from operations                      244          181
Plus depreciation of real estate assets - from discontinued operations           -           38
Less class B and class C distributions                                        (813)        (453)
                                                                          --------      -------
Total Funds From Operations available to class A shareholders *           $   (934)     $   224

Cash dividends paid to class A shareholders                               $    345      $   307
Dividends in excess of FFO *                                              $ (1,279)     $   (83)

* Based on the adherence to the NAREIT definition of FFO, we have not added back the $1.3 million charge to earnings during 2004 resulting from shares issued to Mr. Taylor. Adding these charges back to earnings would result in $386 thousand adjusted funds from operations available to class A shareholders, and class A dividends paid less than adjusted FFO available to class A shareholders of $41 thousand.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO MARCH 31, 2003:

Rental revenue and earned income from direct financing leases increased by 38%, or $600 thousand, from $1.6 million in 2003 to $2.2 million in 2004. Of this increase, $640 thousand is related to acquisitions made after the first quarter of 2003. This is somewhat offset by the loss of rental income of $100 thousand due to property dispositions.

On January 21, 2003, Wherehouse Entertainment filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code. AmREIT owns two Wherehouse Entertainment properties, one located in Independence, Missouri, and the other located in Wichita, Kansas. Through court proceedings, the lease at the Missouri location has been modified and assigned to Record Town. Wherehouse Entertainment has vacated the Kansas location. On March 2, 2004, Footstar, the parent company of Just for Feet filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code. Footstar has announced it intends to close all their Just for Feet stores after an orderly liquidation of the remaining inventory. AmREIT owns two Just for Feet locations, one in Tucson, Arizona and the other is located in Baton Rouge, Louisiana.

Securities commission income increased by $1.8 million, from $86 thousand in 2003 to $1.9 million in 2004. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During the first quarter of 2004, AmREIT and its affiliated retail partnerships raised approximately $18.0 million, as compared to approximately $834 thousand during the first quarter of 2003. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $1.4 million, from $65 thousand in 2003 to $1.4 million in 2004.

General and operating expense increased $665 thousand, from $770 thousand in 2003 to $1.4 million in 2004. The increase in general and operating expense is primarily due to additional personnel and the associated salary and benefits costs related to these individuals. Since the first quarter of 2003, the Company added members to each of the operating teams, five on the real estate team (property management, legal, acquisitions and leasing), one on the securities team and two clerical and administrative support positions. By building our various teams, we have not only been able to grow revenue and Funds from Operations, but believe that we will be able to sustain and further enhance our growth. Compensation expense increased $462 thousand in 2004 as compared to 2003. In addition, property expense increased $131 thousand.

Deferred merger costs increased from $0 in the first quarter of 2003 to $1.3 million in the first quarter of 2004 . The deferred merger cost is related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. To date, Mr. Taylor has received approximately 847 thousand class A common shares, and is eligible to receive an additional 53 thousand shares as additional equity is raised by the Company.

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

31.1     Chief Executive Officer Section 302 Certification

31.2     Chief Financial Officer Section 302 Certification

32.1     Chief Executive Officer certification pursuant to 18 U.S.C. Section
         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     Chief Financial Officer certification pursuant to 18 U.S.C Section
         1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

      (b) Reports on Form 8-K

            Current report on Form 8-K dated and filed with the Commission on March 18, 2004 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AmREIT
                                  ---------------------------------
                                  (Issuer)

May 14, 2004                      /s/ H. Kerr Taylor
------------                      ---------------------------------
Date                                  H. Kerr Taylor, President

May 14, 2004                      /s/ Chad C.Braun
------------                      ---------------------------------
Date                              Chad C. Braun (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------
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