Form 10QSB
period 2004-06-30
AMREIT
filed 2004-08-13
CIK 913957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


For the transition period from              to
                              -------------   -------------


Commission File Number:    0-28378
                       -------------

                                     AMREIT
                 (Name of Small Business Issuer in its Charter)


               TEXAS                                     76-0410050
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

     8 GREENWAY PLAZA, SUITE 1000
             HOUSTON, TX                                   77046
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

As of June 30, 2004 there were 3,321,903 class A, 2,315,890 class B, and 4,035,140 class C common shares of beneficial interest of AmREIT, $.01 par value outstanding.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           AMREIT AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEET
                                                June 30, 2004
                                                 (unaudited)
ASSETS
Property:
   Land                                                                                 $     37,920,045
   Buildings                                                                                  32,285,679
   Tenant improvements                                                                           620,223
                                                                                       -----------------
                                                                                              70,825,947
   Less accumulated depreciation and amortization                                             (2,707,431)
                                                                                       -----------------
      Net real estate held for investment                                                     68,118,516
   Real estate held for sale, net                                                             11,031,821

Net investment in direct financing leases held for investment                                 19,222,398

Cash and cash equivalents                                                                        846,001
Accounts receivable                                                                            1,694,495
Accounts receivable - related party                                                            1,359,437
Notes receivable                                                                                 890,445
Escrow deposits                                                                                  689,112
Prepaid expenses, net                                                                            329,669

Other assets:
   Preacquisition costs                                                                          146,343
   Loan acquisition cost, net of $166,365 in accumulated amortization                            311,257
   Leasing costs, net of $78,189 in accumulated amortization                                     440,237
   Furniture, fixtures and equipment, net of $183,316 in accumulated depreciation                410,534
   Accrued rental income                                                                         550,394
   Intangible lease cost, net of $105,808 in accumulated amortization                            671,680
   Investment in non-consolidated affiliates                                                   2,000,042
                                                                                       -----------------
      Total other assets                                                                       4,530,487
                                                                                       -----------------
TOTAL ASSETS                                                                            $    108,712,381
                                                                                       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                                        $     32,534,450
   Accounts payable                                                                            2,520,462
   Accounts payable - related party                                                              236,947
   Construction payable                                                                          392,068
   Deferred gain                                                                                 132,569
   Security deposit                                                                              153,673
   Prepaid rent                                                                                   28,916
                                                                                       -----------------
      TOTAL LIABILITIES                                                                       35,999,085
                                                                                       -----------------

Minority interest                                                                              1,009,880

Shareholders' equity:
   Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued                         -
   Class A Common shares, $.01 par value, 50,000,000 shares authorized,
      3,347,030 shares issued                                                                     33,470
   Class B Common shares, $.01 par value, 3,000,000 shares authorized,
      2,315,890 shares issued                                                                     23,159
   Class C Common shares, $.01 par value, 4,400,000 shares authorized,
      4,035,140 shares issued                                                                     40,351
   Capital in excess of par value                                                             85,186,612
   Accumulated distributions in excess of earnings                                           (12,530,674)
   Deferred compensation                                                                        (888,623)
   Cost of treasury shares, 25,127 shares                                                       (160,879)
                                                                                       -----------------
      TOTAL SHAREHOLDERS' EQUITY                                                              71,703,416
                                                                                       -----------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $    108,712,381
                                                                                       =================

See Notes to Condensed Consolidated Financial Statements.

                                                      F-1


                                               AMREIT AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)

                                                          QUARTER ENDED JUNE 30,                YEAR TO DATE JUNE 30,

                                                           2004            2003                 2004            2003
                                                       ------------    ------------         ------------    ------------
Revenues:
   Rental income from operating leases                 $  1,588,798    $    970,501         $  3,196,452    $  1,939,976
   Earned income from direct financing leases               507,307         506,799            1,014,509       1,001,079
   Real estate fee income                                   581,207         136,001              948,566         266,753
   Securities commission income                           1,648,326         441,052            3,552,867         526,660
   Asset management fee income                               73,622          46,616              148,902          97,610
   Interest and other income                                313,505             281              324,957           3,394
                                                       ------------    ------------         ------------    ------------
      Total revenues                                      4,712,765       2,101,250            9,186,253       3,835,472
                                                       ------------    ------------         ------------    ------------

Expenses:
   General operating and administrative                   1,587,601         783,210            3,008,026       1,536,074
   Legal and professional                                   321,747         214,318              649,558         335,737
   Securities commissions                                 1,337,593         331,286            2,761,225         396,321
   Depreciation and amortization                            270,330         171,155              503,594         355,895
   Deferred merger costs                                    362,037               -            1,681,870               -
                                                       ------------    ------------         ------------    ------------
      Total expenses                                      3,879,308       1,499,969            8,604,273       2,624,027
                                                       ------------    ------------         ------------    ------------

Operating income                                            833,457         601,281              581,980       1,211,445

Income from non-consolidated affiliates                     172,207          45,033              186,805          85,338
Federal income tax (expense) benefit for taxable REIT
  subsidiary                                               (104,347)        (57,700)            (275,252)         15,300
Interest expense                                           (543,974)       (532,503)          (1,163,005)     (1,056,051)
Minority interest in income of consolidated joint
  ventures                                                  (49,186)        (43,161)             (93,451)        (82,949)
                                                       ------------    ------------         ------------    ------------

Income (loss) before discontinued operations                308,157          12,950             (762,923)        173,083

(Loss) income from discontinued operations                 (452,877)        357,110             (354,701)        654,814
Gain on sales of real estate acquired for resale            241,979         279,084              849,866         279,084
                                                       ------------    ------------         ------------    ------------
       (Loss) income from discontinued operations          (210,898)        636,194              495,165         933,898
                                                       ------------    ------------         ------------    ------------

Net income (loss)                                      $     97,259    $    649,144         $   (267,758)   $  1,106,981

Distributions paid to class B and class C
  shareholders                                           (1,105,814)       (439,124)          (1,918,870)       (891,667)
                                                       ------------    ------------         ------------    ------------

Net (loss) income available to class A shareholders    $ (1,008,555)   $    210,020         $ (2,186,628)   $    215,314
                                                       ============    ============         ============    ============

Net (loss) income per common share - basic and diluted
   Loss before discontinued operations                 $      (0.25)   $      (0.15)        $      (0.87)   $      (0.26)
   (Loss) income from discontinued operations          $      (0.06)   $       0.23         $       0.16    $       0.34
                                                       ------------    ------------         ------------    ------------
   Net (loss) income                                   $      (0.31)   $       0.08         $      (0.71)   $       0.08
                                                       ============    ============         ============    ============

Weighted avergage class A common shares used to
   compute net income per share, basic and diluted        3,235,449       2,790,492            3,094,216       2,779,434
                                                       ============    ============         ============    ============


See Notes to Condensed Consolidated Financial Statements.

                                                           F-2


                                                     AMREIT AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (unaudited)


                                                            QUARTER ENDED JUNE 30,                YEAR TO DATE JUNE 30,

                                                             2004             2003                 2004            2003
                                                          ------------    ------------         ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                      $     97,259    $    649,144         $   (267,758)   $  1,106,981
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Investment in real estate acquired for resale       (1,533,452)     (7,233,907)          (2,200,290)     (7,233,907)
        Proceeds from sales of real estate acquired for
          sa1e                                                  49,020       1,898,356            2,612,742       1,898,356
        Gain on sales of real estate acquired for resale      (241,979)              -             (849,866)              -
        Impairment charges                                   1,103,144               -            1,103,144               -
        Depreciation and amortization                          305,039         237,319              560,524         467,016
        Amortization of deferred compensation                   67,677          15,457              131,960          75,385
        Minority interest in income of consolidated joint
          ventures                                             169,807          43,161              214,072          82,949
        Deferred merger costs                                  362,037               -            1,681,870               -
        Decrease (increase) in accounts receivable             436,392        (151,253)             227,467        (113,233)
        Decrease (increase) in accounts receivable-
          related party                                        336,777         (22,966)          (1,157,663)        (78,875)
        (Increase) decrease in prepaid expenses, net           (28,436)        (30,536)              32,452         (16,459)
        Cash receipts from direct financing leases
          (less) more than income recognized                    (4,554)         (4,265)              (7,651)         12,795
        Increase in accrued rental income                      (76,571)        (30,328)             (62,802)        (79,847)
        (Increase) decrease in other assets                   (334,707)        (76,447)            (323,688)          6,644
        Increase (decrease) in accounts payable                743,923         270,726              (58,553)       (277,198)
        Increase (decrease) in accounts payable-
          related party                                          4,778           7,561              225,507         (26,425)
        Increase in security deposits                           56,633               -               56,633               -
        Increase in prepaid rent                                22,355          84,802               22,355          84,802
                                                          ------------    ------------         ------------    ------------
          Net cash provided by (used in) operating
            activities                                       1,635,142      (4,343,176)           1,940,455      (4,091,016)
                                                          ------------    ------------         ------------    ------------

Cash flows from investing activities:
   Improvements to real estate                                 (93,771)       (121,806)            (394,188)       (277,569)
   Acquisition of investment properties                     (6,388,715)              -           (6,388,715)     (2,688,157)
   Notes receivable collections                                 65,777               -              109,332               -
   Additions to furniture, fixtures and equipment             (222,647)        (17,553)            (341,566)        (41,593)
   Investment in non-consolidating affiliates                 (137,048)         80,939           (1,455,150)        (80,832)
   Proceeds from sale of investment property                   693,515               -              693,515               -
   Increase in preacquisition costs                            (99,021)         18,703             (133,161)         (8,010)
                                                          ------------    ------------         ------------    ------------
      Net cash used in investing activities                 (6,181,910)        (39,717)          (7,909,933)     (3,096,161)
                                                          ------------    ------------         ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                               6,142,154       6,892,959            9,106,671       9,260,758
   Payments of notes payable                               (10,593,346)     (1,749,299)         (25,056,846)     (1,850,462)
   Purchase of treasury shares                                       -         (75,425)                   -        (391,144)
   Issuance of common shares                                10,276,145               -           26,323,675               -
   Issuance costs                                           (1,096,470)              -           (2,892,009)              -
   Common dividends paid                                    (1,488,660)       (749,437)          (2,646,365)     (1,509,059)
   Distributions to minority interests                         (26,056)        (25,031)             (51,087)        (93,350)
                                                          ------------    ------------         ------------    ------------
      Net cash provided by financing activities              3,213,767       4,293,767            4,784,039       5,416,743
                                                          ------------    ------------         ------------    ------------

Net decrease in cash and cash equivalents                   (1,333,001)        (89,126)          (1,185,439)     (1,770,434)
Cash and cash equivalents, beginning of period               2,179,002         825,560            2,031,440       2,506,868
                                                          ------------    ------------         ------------    ------------
Cash and cash equivalents, end of period                  $    846,001    $    736,434         $    846,001    $    736,434
                                                          ============    ============         ============    ===========

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

   SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
      Cash paid during the year for:
        Interest                                               528,604         603,232            1,149,292       1,127,421
        Income taxes                                                 -               -               48,600          31,103


See Notes to Condensed Consolidated Financial Statements.


                                                               F-3

                             AMREIT AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT is a Texas real estate investment trust ("REIT") that has elected to be taxed as a REIT for federal income tax purposes. AmREIT is a self-managed, self-advised REIT with, along with its predecessor, a 19-year history and a record of investing in quality income producing retail real estate. AmREIT's class A common shares are traded on the American Stock Exchange under the symbol "AMY". AmREIT's business structure consists of the publicly traded REIT and three synergistic businesses that support the Company's platform of growth: a real estate operating and development business, a securities business and a retail partnership business. This unique combination provides AmREIT the opportunity to access capital through both Wall Street and the independent financial planning marketplace and strategically invest that capital in high quality properties for flexibility and more dependable growth.

We finance our growth and working capital needs with a combination of equity offerings and a conservative debt philosophy. Currently, the Company is raising capital through a series of publicly registered, non traded common share offerings, being offered exclusively through the independent financial planning community. As of June 30, 2004, the Company had raised approximately $40.4 million through sales of its class C common shares since the offering commencecd in August 2003, including shares issued through the dividend reinvestment program. On June 25, 2004, the Company launched its class D common share offering: a $170 million publicly registered, non-traded common share offering with a stated yield of 6.5%. The class D common shares are convertible into the Company's class A common shares after a seven-year lock out period. Through its by-laws, the Company's debt is limited to 55% recourse debt as compared to its gross assets. As of June 30, 2004, the Company's debt to asset ratio was approximately 33%.

Our operating strategy and investment criteria discussed herein are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

PORTFOLIO

We focus on acquiring "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas - which the Company expects will create dependable income and long-lasting value. These premium properties are expected to provide high leasing income and high occupancy rates for a strong income stream. As of June 30, 2004, the occupancy rate of our properties was 88.5%. Our properties attract a wide array of established commercial tenants, and offer attractive opportunities for dependable monthly income and potential capital appreciation. Management believes that the location and design of its properties provide flexibility in use and tenant selection and an increased likelihood of advantageous lease renewal terms.

Our revenues are substantially generated by corporate retail tenants such as Starbucks, Landry's, CVS/pharmacy, International House of Pancakes ("IHOP"), Eckerd, Nextel, Washington Mutual, TGI Friday's, and others. We own, and may purchase in the future, fee simple retail properties (we own the land and the building), ground lease properties (we own the land, but not the building and receive rental income from the owner of the building) or leasehold estate properties (we own the building, but not the land, and therefore are obligated to make a ground lease payment to the owner of the land). AmREIT may also develop properties for its portfolio or enter into joint ventures, partnerships or co-ownership for the development of retail properties.

AmREIT owns a real estate portfolio consisting of 53 properties located in 19 states at June 30, 2004. Our multi-tenant shopping center properties are primarily located throughout Texas and are leased to national, regional and local tenants. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. In so doing, the dependability of the lease payments is based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.

As of June 30, 2004, no single property accounted for more than 10% of the Company's total assets. For the year to date period ended June 30, 2004, IHOP accounted for 13.8% of the Company's total revenue and no other tenant accounted for more than 5% of the Company's total revenue.

REAL ESTATE OPERATING AND DEVELOPMENT COMPANY

AmREIT's real estate operating and development subsidiary, AmREIT Realty Investment Corporation ("ARIC"), comprised of a fully integrated real estate team, provides brokerage, leasing, construction management, development and property management services to our tenants as well as third parties. This operating subsidiary, which is a taxable REIT subsidiary, compliments our portfolio of retail properties by generating fee income from providing services to third parties and affiliated funds, providing a high level of service to our tenants, as well as maintaining our portfolio of properties to meet our standards.

Having an internal real estate group also helps secure strong tenant relationships for both us and our retail partnerships. Our growing roster of leases with well-known national and regional tenants includes Bank of America, Starbucks, TGI Friday's CVS/pharmacy, Nextel, Landry's, Eckerd, IHOP, Washington Mutual, and others. Equally important, we have affiliations with these parent company tenants that extend across multiple sites.

Not only does our real estate operating and development company create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our affiliated actively managed retail partnerships, as well as for third parties, our real estate team continues to generate fees and profits for us. Through ARIC, we are able to generate additional profits through the selective acquisitions and dispositions of properties within twelve to eighteen months. These assets are listed as real estate held for sale on our consolidated balance sheet, and at June 30, 2004, these assets represented approximately $4.0 million of the $11.0 million reported as real estate held for sale.

SECURITIES COMPANY

The part of our business structure and operating strategy that really separates us from other publicly traded REITs is AmREIT Securities Company (ASC), a wholly owned subsidiary of ARIC. Through ASC, we are able to raise capital through the National Association of Securities Dealers (NASD) independent financial planning community. Traditionally, we have raised capital in two ways: first, for our actively managed retail partnerships, and second, directly for AmREIT through non-traded classes of common shares.

During 2003, ASC raised approximately $15 million for AmREIT Monthly Income & Growth Fund, Ltd., an affiliated retail partnership sponsored by a subsidiary of AmREIT. Additionally, since August of 2003, ASC has raised approximately $40.4 million, including shares issued through the dividend reinvestment program, directly for us through a class C common share offering. ASC is also the dealer manager on our newest offering, a $170 million class D common share offering: publicly registered, non-traded common shares receiving a stated 6.5% annual dividend paid monthly. The class D common shares are non-cumulative and can convert into the class A common shares at a 7.7% premium on invested capital after a seven-year lock out period. We anticipate raising approximately $25-30 million during 2004 through this class D common share offering. Since capital is the lifeblood of any real estate company, having the unique opportunity to raise capital through both Wall Street and the independent financial planning community adds additional financial flexibility and dependability to our income stream.

RETAIL PARTNERSHIPS

AmREIT has retail partnership subsidiaries that sell limited partnership interests to retail investors, in which AmREIT indirectly invests through both the general partner and as a limited partner. We wanted to create a structure that aligns the interest of our shareholders with that of our unit holders. Through our subsidiary general partners of the retail partnerships, value is created for AmREIT through managing money from the sponsored funds, and in return, receiving management fees and profit participation interests.

AmREIT's retail partnerships are structured so that an affiliate, as the general partner, receives a significant profit only after the limited partners in the retail partnerships have received their targeted return, again, linking AmREIT's success to that of its unit holders.

As of June 30, 2004, AmREIT directly managed, through its four actively managed and previously sponsored retail partnerships, over $35 million in equity. These four partnerships have entered or will enter their liquidation phases in 2003, 2009, 2010, and 2011 respectively. As these partnerships enter into liquidation, we expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership's limited partners. Unrealized gains associated with this potential profit participation, if any, have not been reflected on our balance sheet or statement of operations.

In August 2003 the Company began selling class C common shares. The offering is a $44 million offering ($40 million offered to the public and $4 million reserved for the dividend reinvestment program), issued on a best efforts basis through the independent financial broker dealer community. The Company will primarily use the proceeds for the acquisition of new properties and to pay down existing debt. Since August 2003, the Company had issued approximately 4.04 million shares (including shares issued through the dividend reinvestment program), representing approximately $40.4 million in proceeds from selling class C shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the six month periods ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

The condensed consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

REAL ESTATE HELD FOR SALE

AmREIT constantly evaluates its real estate portfolio, identifying those assets that are non-core and no longer meet its investment objectives. Management has identified three portfolio properties that are considered non-core and are listed for sale. Further, management anticipates identifying an additional five to seven properties that it will list for sale during 2004.

Properties are classified as real estate held for sale if the properties were purchased with intent to sell the properties within twelve to eighteen months or if the properties are listed for sale. Additionally, if management has made the determination to dispose of an operating property, the associated property is reclassified to real estate held for sale and depreciation is ceased. An evaluation for impairment is also performed. At June 30, 2004, AmREIT owned eight properties that are classified as real estate held for sale. The eight properties have a combined carrying value of $11.0 million.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), which was amended in December 2003. This Interpretation, as amended requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. As amended the interpretation requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The adoption of FIN 46 for small business filers is effective no later than December 31, 2004. Management anticipates the adoption of FIN 46 will not have an impact on our consolidated financial position, results of operations, or cash flows.

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

3.  NOTES PAYABLE

In September 2003, the Company renewed its unsecured credit facility (the "Credit Facility"), which is being used to provide funds for the acquisition of properties and working capital. In June 2004, the Credit Facility was amended in order to increase the maximum availability and modify certain terms and conditions of the Credit Facility. Under the amended Credit Facility, which matures September 2004, the Company may borrow up to $35 million subject to the value of unencumbered assets. The Company and the lender are in the process of renewing the Credit Facility for a one year period. Management believes that the Credit Facility will be renewed on terms and conditions substantially the same as the current Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (35% for IHOP) of total property net operating income. For the six months ended June 30, 2004, IHOP net operating income represented approximately 33% of total property net operating income. On June 30, 2004, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of June 30, 2004, the interest rate was LIBOR plus 2.0%. As of June 30, 2004, $10.2 million was outstanding under the Credit Facility. Thus the Company has approximately $24.8 million available under its line of credit, subject to Lender approval on the use of the proceeds.

4.  MAJOR TENANTS

As of June 30, 2004, there have been no significant changes in the tenant make-up from year end December 31, 2003, other than those delineated in Note 10.

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

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


----------------------------------------------- --------------------------- ---------------------------
                                                          Quarter                  Year to Date
----------------------------------------------- --------------------------- ---------------------------
                                                    2004          2003          2004          2003
----------------------------------------------- ------------- ------------- ------------- -------------
BASIC EARNINGS PER SHARE
----------------------------------------------- ------------- ------------- ------------- -------------
Weighted average class A common shares
outstanding (in thousands)                             3,235         2,790         3,094         2,779
----------------------------------------------- ------------- ------------- ------------- -------------

----------------------------------------------- ------------- ------------- ------------- -------------
Basic and diluted (loss) earnings per share *         $(0.31)        $0.08        $(0.71)        $0.08
----------------------------------------------- ------------- ------------- ------------- -------------

----------------------------------------------- ------------- ------------- ------------- -------------
EARNINGS (LOSS) FOR BASIC AND
DILUTIVE COMPUTATION
----------------------------------------------- ------------- ------------- ------------- -------------
(Loss) earnings to class A common
shareholders (in thousands)                          $(1,009)         $210       $(2,187)         $215
----------------------------------------------- ------------- ------------- ------------- -------------

----------------------------------------------- ------------- ------------- ------------- -------------

* The operating results for the three and six months ended June 30, 2004 include a charge to earnings of $362 thousand and $1.7 million, respectively, which represents the market value of the class A common shares issued to H. Kerr Taylor, President and CEO, related to the sale of his advisory company to AmREIT in 1998. The charge was for the deferred merger cost due from this sale that was triggered by the issuance of additional class C common shares. Additionally, these operating results include an impairment charge of $1.1 million, which represents a write-down in value of the vacant Wherehouse Entertainment property located in Wichita, Kansas, which was sold during the quarter. For additional information see Footnote 6 - DISCONTINUED OPERATIONS.



6.  DISCONTINUED OPERATIONS

The operations of fifteen properties were reported as discontinued operations for the six months period ended June 30, 2004. Eight of the properties were listed as held for sale at June 30, 2004, three of the properties were sold in the current year, and five of the properties were sold in 2003. The following is a summary of our discontinued operations (in thousands, except for per share data):

                                                                     Quarter                  Year to Date
                                                                2004        2003           2004         2003
Rental revenue                                               $   176      $  294         $  317       $  558
Earned income from direct financing leases                        34         164            143          269
Interest and other income                                        639           -            639            -
Gain on sale of real estate held for sale                        242         279            850          279
General operating and administrative                            (51)         (2)          (150)          (6)
Legal and professional                                             -           -              -          (1)
Depreciation and amortization                                   (25)        (38)           (39)         (76)

Interest expense                                                 (2)        (61)           (41)         (89)
Minority interest                                              (121)           -          (121)            -
Impairment charge                                            (1,103)           -        (1,103)            -
                                                           --------------------------------------------------
(Loss) income from discontinued operations                     (211)         636            495          934
                                                           ==================================================
Basic and diluted (loss) income from discontinued
operations per common share                                  $(0.07)      $ 0.23         $ 0.16       $ 0.34

On June 21, 2004, the Company sold its Wherehouse Entertainment project located in Wichita, Kansas. The Company recorded an impairment charge to earnings of approximately $1.10 million in the second quarter to reflect the loss incurred upon sale of the property, following the bankruptcy of its sole tenant. After a thorough remarketing during the quarter, the Company could not replace the previously existing value and determined to sell the asset and redeploy the proceeds into more productive investments.

Gain on real estate held for sale is a result of selling two properties, one acquired in 2003 and one acquired in 2004, with the intent to resell after a short holding period. Through a taxable REIT subsidiary, AmREIT actively seeks properties where there is an opportunity to purchase undervalued assets, and after a short holding period and value creation, dispose of the asset and capture the value created.

7.  COMMITMENTS

The Company has signed a 63 month lease for office space. The lease commenced on May 14, 2004. The annual rent will be $210 thousand. Rental expense for the six months ended June 30, 2004 and 2003 was $60 thousand and $45 thousand, respectively.

As of June 30, 2004, the Company has contracted to purchase approximately $57.0 million of multi-tenant real estate projects that are anticipated to close during the third quarter of 2004. The acquisitions will be funded by cash and the assumption of debt.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 53 properties located in 19 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Included in Corporate and Other are those costs and expenses related to general overhead and personnel that are not solely responsible for one of the reporting segments.

                                                                        Real estate     Securities &
                                                                        operating &        retail        Corporate
                                                           Portfolio    development     partnerships     and other     Total
Six months ended June 30, 2004:
   Revenue                                                 $   4,211        $   949         $  3,702      $    325    $ 9,187
   Income from non- consolidated affiliates                        -              -              187             -        187
   Expenses                                                  (1,760)            (95)          (2,942)       (3,658)    (8,455)
   Deferred merger cost                                            -              -                -        (1,682)    (1,682)
                                                        ------------------------------------------------------------------------
   Net income (loss) before discontinued operations
                                                               2,451            854              947        (5,015)      (763)

Six months ended June 30, 2003:
   Revenue                                                 $   2,941        $   267         $    624      $      3    $ 3,835
   Income from non-consolidated affiliates                         -              -               86             -         86
   Expenses                                                   (1,495)            11             (392)       (1,872)    (3,748)
                                                        ------------------------------------------------------------------------
   Net income (loss) before discontinued operations            1,446            278              318        (1,869)       173


                                                                        Real estate     Securities &
                                                                        operating &        retail        Corporate
                                                           Portfolio    development     partnerships     and other     Total
Three months ended June 30, 2004:
   Revenue                                                 $   2,096        $   581         $  1,722      $    313    $ 4,712
   Income from non- consolidated affiliates                        -              -              172             -        172
   Expenses                                                     (863)           (20)          (1,422)       (1,909)    (4,214)
   Deferred merger cost                                            -              -                -          (362)      (362)
                                                        ------------------------------------------------------------------------
   Net income (loss) before discontinued operations            1,233            561              472        (1,958)       308

Three months ended June 30, 2003:
   Revenue                                                 $   1,477        $   136         $    488      $      -    $ 2,101
   Income from non-consolidated affiliates                         -              -               45             -         45
   Expenses                                                     (747)           (41)            (348)         (997)    (2,133)
                                                        ------------------------------------------------------------------------
   Net income (loss) before discontinued operations              730             95              185          (997)        13

9.  PROPERTY ACQUISITIONS AND DISPOSITIONS

On June 15, 2004, AmREIT acquired The Courtyard at Post Oak, consisting of a 4,013 square-foot, free standing building occupied by Verizon Wireless (NYSE:
VZ) and a 9,584 square-foot, multi-tenant shopping center occupied by Ninfa's Restaurant and Dessert Gallery. The property is located at the northwest intersection of Post Oak and San Felipe in Houston, Texas which is the heart of the Uptown Houston area, the most significant retail corridor in the Greater Houston area. The property was acquired for cash. The weighted average remaining lease term for the project is 5.2 years. The anticipated combined net operating income contribution is approximately $450 thousand annually. Following is a summary of assets acquired and liabilities assumed as of the date of the Courtyard at Post Oak acquisition.

               Summary of Assets Acquired and Liabilities Assumed
                               as of June 15, 2004
                                 (In Thousands)
Assets
  Buildings                                                            $1,874
  Land                                                                  4,376
  Intangible lease costs                                                  101
                                                                  ------------
  TOTAL ASSETS                                                         $6,351
                                                                  ============

Liabilities                                                               $91

Net assets acquired                                                    $6,260
                                                                  ------------

The following selected unaudited pro forma consolidated statement of operations for AmREIT and subsidiaries gives effect to the acquisition of Uptown Plaza, which assumes that the acquisition occurred on January 1, 2003. Uptown Plaza, acquired in December 2003, is a 28,000 square foot retail complex located in Houston, Texas, including a free-standing CVS/pharmacy drugstore and a retail shopping center anchored by Grotto, a new concept of Landry's Restaurant, Inc.

                                                             Three months ended       Six months ended
                                                                June 30, 2003           June 30, 2003
Revenues
    Rental income and earned income                                  $    1,778              $    3,502
    Other income                                                            624                     894
                                                            --------------------    --------------------
    Total Revenues                                                        2,402                   4,396
                                                            --------------------    --------------------

Total Expenses                                                            1,573                   2,752
                                                            --------------------    --------------------

Operating income
                                                                            829                   1,644

Income before discontinued operations                                       241                     606

Income from discontinued operations                                         636                     934

Pro forma net income                                                        877                   1,540

Distributions paid to class B and class C shareholders                    (439)                   (892)
                                                            --------------------    --------------------

Net income available to class A shareholders                         $     438               $     648
                                                            ====================    ====================

Net income per common share - basic and diluted
    Loss before discontinued operations                                  (0.07)                  (0.10)
    Income from discontinued operations                                   0.23                    0.34
                                                            --------------------    --------------------
    Net income                                                            0.16                    0.24

Weighted average common shares used to compute
    net income per share, basic and diluted                              2,790                   2,779
                                                            ====================    ====================

10.  SUBSEQUENT EVENTS

On July 1, 2004, AmREIT acquired Plaza in the Park, a 129,955 square-foot Kroger (NYSE: KR) anchored shopping center located on approximately 14.3 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. Plaza in the Park's Kroger is undergoing a 13,120 square-foot expansion. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project is
9.2 years. The Kroger lease is for 20 years, containing approximately 71,000 square feet, expiring in August 2017. The shopping center is 96.67 percent occupied.

On July 1, 2004, AmREIT acquired Cinco Ranch - Kroger, a 97,297 square-foot Kroger (NYSE: KR) anchored shopping center located on approximately 12.8 acres of land. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project is 14 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023. The shopping center is 100 percent occupied.

On July 21, 2004, AmREIT acquired Bakery Square Shopping Center, a 34,704 square-foot retail project including a free standing Walgreen's and a shopping center anchored by Bank of America (NYSE:BOA). This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property as acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the shopping center is 4.9 years. The Walgreen's lease is for 60 years and will expire in October 2056. The shopping center is 100 percent occupied.

On July 21, 2004, AmREIT sold the IHOP property located in Grand Prairie, Texas. The project was sold to an unaffiliated, buyer for cash. The project generated approximately $202 thousand in annual rental income from operating leases and earned income from direct financing leases, and was sold for a profit of approximately $800 thousand.


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

EXECUTIVE OVERVIEW

AmREIT (AMEX: AMY) is a rapidly growing, self-managed and self-advised REIT with a 19-year history of delivering results to its investors. Its business model consists of a publicly traded REIT that is supported by three synergistic businesses - a real estate operating and development business, NASD-registered broker dealer securities business and a retail partnership business. This unique structure gives AmREIT access to the intellectual and financial capital required to support a rapid growth platform.

Operated as a wholly owned subsidiary, AmREIT's real estate operating and development business focuses on the development, acquisition, management, brokerage and ownership of high quality commercial retail real estate to generate monthly income and growth for our investors. The Company's in-house NASD-registered securites group gives the company direct access to the independent financial planning market, broadening AmREIT's avenues to raise capital. The retail partnership business combines the skills of our real estate team and our securities group to actively acquire and develop high quality properties, creating potential for increasing income and capital appreciation by opportunistically selling the properties within a defined time horizon.

The self-managed REIT focuses on the acquisition and development of "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas - to hold for long-term value. These properties are leased to tenants located in high-end multi-tenant shopping centers, grocery anchored centers and regional and national single tenants. AmREIT's retail partnership business incorporates an "active management" strategy to acqire develop and sell high quality free-standing and shopping center properties to create shorter-term added value.

AmREIT's goal is to deliver increasing, dependable, monthly income for its shareholders. In so doing, AmREIT strives to increase and maximize Funds From Operations ("FFO") by issuing long term capital through both the NASD independent financial planning marketplace as well as through Wall Street, and investing the capital in accretive real estate properties, acquired or developed, on irreplaceable corners. Additionally, we strive to maintain a conservative balance sheet. To that regard, we strive to maintain a debt to total asset ratio of less than 55%. As of June 30, 2004, our debt to total asset ratio was 33%.

At June 30, 2004, AmREIT owned a portfolio of 53 properties located in 19 states, subject to long term leases with retail tenants, either directly or through its interests in joint ventures or partnerships. Forty seven of the properties are single tenant properties, and represent approximately 74% of the rental income for the six months ended June 30, 2004. Six of the properties are multi-tenant and represent approximately 26% of the rental income for the six months ended June 30, 2004. In assessing the performance of the Company's properties, management evaluates the occupancy of the Company's portfolio. Occupancy for the total portfolio was 88.5% based on leaseable square footage as of June 30, 2004. Additionally, the Company anticipates that the majority of its rental income will consist of rental income generated from multi-tenant shopping centers by the end of 2004. We have been developing and acquiring multi-tenant shopping centers for over ten years in our retail partnership business. During that time, we believe we have developed the ability to recognize the high-end multi-tenant properties that can create long-term value, and with the downward pressure on single tenant cap rates, resulting in higher priced real estate, management anticipates strategically increasing its holdings of multi-tenant shopping centers.

Management intends to increase total assets from $101 million as of December 31, 2003 to approximately $200 million at the end of 2004. Through June 30, 2004, the Company fully subscribed its $40 million class C common share offering and began marketing its $170 million class D common share offering. With the proceeds of the class C common share offering and the assumption of debt, the Company has purchased approximately $70 million in real estate assets since December 31, 2003 including acquisitions subsequent to June 30, 2004 (see Footnote 10.).

Management intends to fund future acquisitions and development projects through a combination of equity offerings and debt financing. During 2004, the Company anticipates raising an additional $25 to $30 million of equity from various sources including Wall Street and the independent financial planning community.

Management expects that single tenant, credit leased properties, will continue to experience cap rate pressure during 2004 due to the low interest rate environment and increased buyer demand. Therefore, as it has been, our continued strategy will be to divest of properties which no longer meet our core criteria, and replace them with multi-tenant projects or the development of single tenant properties located on irreplaceable corners. With respect to additional growth opportunities, we have purchased approximately $57.0 million in grocery anchored and multi-tenant shopping center projects subsequent to June 30, 2004 and have over $50 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management anticipates, and has budgeted for, an increase in interest rates during 2004. As of June 30, 2004, approximately 69% of our outstanding debt had a long term fixed interest rate with an average term of seven years. Our philosophy continues to be matching long term leases with long term debt structures while keeping our debt to total assets ratio less than 55%.

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

RENTAL INCOME RECOGNITION - In accordance with accounting principles generally accepted in the United States of America, the Company accounts for rental income under the straight line method, whereby we record rental income based on the average of the total rent obligation due under the primary term of the lease. The Company prepares a straight line rent schedule for each lease entered into. Certain leases contain a provision for percentage rent. Percentage rent is recorded in the period when the Company can reasonably calculate the amount of percentage rent owed, if any. Generally, the Company records percentage rent in the period in which the percentage rent payment is made, and can thereby be calculated and verified. For the six months ended June 30, 2004, the Company collected and recorded percentage rent from tenants of $65 thousand.

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

Upon the acquisition of real estate projects, the Company assesses the fair value of the acquired assets (including land, building, acquired, above and below market leases and in-place leases, as if vacant property value and tenant relationships) and acquired liabilities, and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 12 months depending on the property location, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

Costs incurred in the development of new operating properties, including preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes are capitalized into the basis of the project. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy.

AmREIT's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property on an undiscounted basis, plus the residual value of the property upon disposition, to the carrying value of such property. The carrying value would then be adjusted, if needed, to estimate the fair value to reflect an impairment in the value of the asset. Following the bankruptcy of its sole tenant, and after a thorough remarketing during the quarter, the Company determined that it could not replace the previously existing value in its Wherehouse Entertainment project located in Wichita, Kansas, and recorded an impairment charge to earnings of approximately $1.10 million in the second quarter. Subsequent to the write-down in value, management sold the property during the current quarter.

VALUATION OF RECEIVABLES - An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. During the six months ended June 30, 2004, the Company wrote off receivables totaling approximately $67 thousand. The receivable is attributable to the accrual of straight line rents associated with Just for Feet. The write off of the receivable from Just for Feet is included in income from discontinued operations. The Company maintains a receivable related to Wherehouse Entertainment of approximately $126 thousand. Based on discussions with Wherehouse Entertainmentand Blockbuster Entertainment Corporation, the guarantor of the lease, and legal proceedings involving Wherehouse Entertainment and Blockbuster Entertainment Corporation, the Company believes this receivable is collectable, and should be collected during 2004.

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

SOURCES AND USES OF FUNDS

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased $6.0 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Investment in real estate acquired for resale decreased by $5.0 million. In addition, proceeds from sales of real estate acquired for sale increased by $714 thousand. AmREIT sold two properties for a profit that were acquired for sale, one in the first quarter and one in the second quarter of 2004.

The increase in net cash provided by operating activities was primarily due to a decrease in investment in real estate acquired for resale. During 2003, the Company invested in five IHOP properties that were purchased as acquired for resale. For the six months ended June 30, 2004, the Company has invested approximately $2.2 million in real estate acquired for resale. This decrease in investment in real estate acquired for resale was somewhat offset by a $1.1 million non-cash impairment charge related to the Wherehouse Entertainment property located in Wichita Kansas and a $1.7 million non-cash increase in deferred merger costs. The deferred merger expense is a result of shares issued or payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT in 1998. Mr. Taylor has now earned 100% of the shares eligible under the deferred consideration agreement. Therefore, AmREIT's internal advisor has been fully paid for, 100% with Company shares as opposed to debt, and no further payments of shares or expense related to the issuance of shares will be made.

Cash flows used in investing activities has been primarily related to the acquisition or development of retail properties. During the second quarter of 2004, AmREIT purchased The Courtyard at Post Oak, consisting of a free standing building occupied by Verizon Wireless and a multi-tenant center occupied by Ninfa's Restaurant and Dessert Gallery. During the first quarter of 2004, AmREIT through one its taxable REIT subsidiaries, acquired a 25% equity interest in a 45 acre retail redevelopment in Houston, Texas. The other partners are affiliated partnerships. The investment was funded through a combination of the $14.3 million of capital (net of $1.8 million in issuance costs) raised through the class C common share offering and debt financing.

In addition, the Company received $694 thousand in proceeds during the second quarter of 2004 from the sale of its Wherehouse Entertainment project located in Wichita, Kansas. Prior to the sale, the Company recorded an impairment charge to earnings of approximately $1.1 million to reflect the impaired value of the property. Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows increased from $3.1 million in the first six months of 2003 to $7.9 million in the first six months of 2004.

Cash flows provided by financing activities decreased from $5.4 million through June 30, 2003 to $4.8 million through June 30, 2004. Cash flows provided by financing activities were primarily generated from our class C common share offering. AmREIT fully subscribed its class C commons share offering during the second quarter. 100% of the net proceeds have been used to purchase irreplaceable corners. AmREIT has begun to market its class D common share offering, a $170 million common share offering, offered through the independent financial planning community. The class D common shares have a stated 6.5% annual dividend, paid monthly, are convertible into the Company's class A common shares at any time after a seven-year lock out period for a 7.7% premium on invested capital and are callable by the Company after one year. One advantage of raising capital through the independent financial planning marketplace is the capital is received on a monthly basis, allowing for a scaleable matching of real estate projects. Our first priority is to deploy the capital raised, and then to moderately leverage the capital, while maintaining our philosophy of a conservative balance sheet. The Company was able to reduce debt by almost $25.1 million with the proceeds from it class C common share offering.

AmREIT has a $35 million unsecured revolving credit facility, as amended in June 2004. The facility will mature on September 4, 2004, and the Company and Lender are in the process of renewing the Credit Facility for a one year period. Management believes that the Credit Facility will be renewed on terms and conditions substantially the same as the current Credit Facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (35% for IHOP) of total property net operating income. At June 30, 2004, IHOP net operating income represented approximately 33% of total property net operating income. At June 30, 2004, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of June 30, 2004, the interest rate was LIBOR plus 2.0%. As of June 30, 2004, $10.2 million was outstanding under the Credit Facility. Thus the Company has approximately $24.8 million available under its line of credit, subject to Lender approval on the use of the proceeds. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments. As of June 30, 2004, the Company had the following contractual debt obligations:

                                        2004        2005       2006       2007        2008     Thereafter       Total
                                        ----        ----       ----       ----        ----     ----------       -----
Unsecured debt:
   Revolving credit facility          $ 10,168      $   -      $   -      $   -      $   -      $      -      $ 10,168
   5.46% dissenter notes                     -          -          -          -          -           760           760
Secured debt                               230        490        530        573        620        19,163        21,606
Non-cancelable operating lease
   payments                                 79        210        210        210        210           123         1,042

Total contractual obligations         $ 10,477      $ 700      $ 740      $ 783      $ 830      $ 20,046      $ 33,576
                                      ========      =====      =====      =====      =====      ========      ========

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

In August 2003, the Company commenced the class C common share offering. This offering is being exclusively made through the NASD independent financial planning community. It was a $44 million offering, of which $4 million has been reserved for the dividend reinvestment plan. As of June 30, 2004, 4.04 million shares had been issued, including shares issued through the dividend reinvestment program, resulting in approximately $40.4 million in gross proceeds. The proceeds are being and will be used to finance the acquisition and development of retail real estate projects, pay down the revolving credit facility and provide working capital for the on going operation of the company and its properties.

For the quarters ended June 30, 2004 and 2003, the Company paid dividends to its shareholders of $1.489 million, and $749 thousand respectively. The class A and class C shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

                                        Class A       Class B      Class C
      2004
                  Second quarter         $383          $429         $677
                  First quarter          $345          $434         $379
      2003
                  Fourth quarter         $320          $437         $156
                  Third quarter          $308          $443          $15
                  Second quarter         $310          $439          N/A

Until properties are acquired by the Company, the Company's funds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At June 30, 2004, the Company's cash and cash equivalents totaled $846 thousand.

Cash flows from operating activities, investing activities, and financing activities for the three and six months ended June 30, are presented below in thousands:

                                            QUARTER                  YEAR TO DATE
                                      2004           2003         2004          2003
                                  -------------------------------------------------------
      Operating activities           $1,635        $(4,343)      $1,940        $(4,091)
      Investing activities           (6,182)           (40)      (7,910)        (3,096)
      Financing activities            3,214          4,294        4,784          5,417

INFLATION

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

AmREIT considers FFO to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income or loss computed in accordance with generally accepted accounting principles (GAAP), excluding gains from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. AmREIT calculates its FFO in accordance with this definition. Most industry analysts and equity REITs, including AmREIT, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies. There can be no assurance that FFO presented by AmREIT is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands for the three months ended June 30:

                                                                           QUARTER                   YEAR TO DATE
                                                                      2004         2003           2004          2003
                                                                  ------------------------------------------------------
Income (loss) before discontinued operations                        $    308     $    13       $   (763)      $    173
Income  from discontinued operations                                    (211)         636            495           934
Plus depreciation of real estate assets - from operations                 257         170            488           352
Plus depreciation of real estate assets - from discontinued
operations                                                                26           38             39            76
Less class B and class C distributions                               ( 1,106)        (439)        (1,919)         (892)
                                                                  ------------------------------------------------------
Total Funds From Operations available to class A shareholders *     $(   726)         418         (1,660)     $    643

Cash dividends paid to class A shareholders                         $     383    $    310      $     728      $    617
Dividends (in excess of) less than FFO  *                           $(  1,109)   $    108      $  (2,388)     $     26

* Based on the adherence to the NAREIT definition of FFO, we have not added back the $362 thousand or $1.7 million charge to earnings for the three and six months ended June 30, 2004, respectively, resulting from shares issued to Mr. Taylor. Additionally, we have not added back the $1.1 million charge to earnings for the three and six months ended June 30, 2004, resulting from an asset impairment and corresponding write-down of value. Adding these charges back to earnings would result in adjusted funds from operations available to class A shareholders of $739 thousand for the three months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2004. Adding the charge to earnings would also result in dividends paid being less than adjusted FFO of $356 thousand for the three months ended June 30, 2004 and $397 thousand for the six months ended June 30, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO JUNE 30, 2003:

Rental revenue and earned income from direct financing leases increased by 42%, or $619 thousand, for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. Of this increase, $597 thousand is related to acquisitions made after the second quarter of 2003.

Securities commission income increased by $1.2 million for the three months ended June 30, 2004 when compared to 2003. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During the second quarter of 2004, AmREIT and its affiliated retail partnerships raised approximately $15.3 million, as compared to approximately $4.3 million during the second quarter of 2003. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $1.0 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Interest and other income increased approximately $313 thousand primarily due to the negotiated claim on the lease of the Footstar location in Baton Rouge.

General and operating expense for the three months ended June 30, 2004 increased $804 thousand when compared to 2003. The increase in general and operating expense is primarily due to additional personnel and the associated salary and benefits costs related to these individuals. Since the second quarter of 2003, the Company added members to each of the operating teams, two on the real estate team (property management, legal, acquisitions and leasing), four on the securities team and three clerical and administrative support positions. By building our various teams, we have not only been able to grow revenue and Funds from Operations, but believe that we will be able to sustain and further enhance our growth. Compensation expense increased $424 thousand in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. In addition, property expense increased $126 thousand.

Deferred merger costs increased from $0 in 2003 to $362 thousand in 2004. The deferred merger cost is related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO JUNE 30, 2003:

Rental revenue and earned income from direct financing leases increased by 43%, or $1.3 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. Of this increase, $1.2 million is related to acquisitions made after the second quarter of 2003.

Securities commission income increased by $3.0 million, from $527 thousand in 2003 to $3.6 million in 2004. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During the six months ended June 30, 2004, AmREIT and its affiliated retail partnerships raised approximately $33.3 million, as compared to approximately $5.2 million during the six months ended June 30, 2003. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $2.4 million, from $396 thousand in 2003 to $2.8 million in 2004.

General and operating expense increased $1.5 million, from $1.5 million in 2003 to $3.0 million in 2004. The increase in general and operating expense is primarily due to additional personnel and the associated salary and benefits costs related to these individuals. Since the second quarter of 2003, the Company added members to each of the operating teams, two on the real estate team (property management, legal, acquisitions and leasing), four on the securities team and three clerical and administrative support positions. By building our various teams, we have not only been able to grow revenue and Funds from Operations, but believe that we will be able to sustain and further enhance our growth. Compensation expense increased $882 thousand in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. In addition, property expense increased $261 thousand.

Deferred merger costs increased from $0 in 2003 to $1.7 million in the six months ended June 30, 2004. The deferred merger cost is related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement.

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

           31.1      Chief Executive Officer Section 302 Certification

           31.2      Chief Financial Officer Section 302 Certification

           32.1      Chief Executive Officer certification pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2      Chief Financial Officer certification pursuant to 18 U.S.C
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K

              Current report on Form 8-K dated and filed with the Commission on May 6, 2004 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
              Item 9 (Regulation FD Disclosure).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AmREIT
                                             -----------------------------------
                                             (Issuer)



August 13, 2004                              /s/ H. Kerr Taylor
---------------                              -----------------------------------
Date                                         H. Kerr Taylor, President



August 13, 2004                              /s/ Chad C. Braun
---------------                              -----------------------------------
Date                                         Chad C. Braun
                                             (Principal Accounting Officer)