Form 10QSB
period 2004-09-30
AMREIT
filed 2004-11-15
CIK 913957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------


Commission File Number:    0-28378
                        --------------

                                     AMREIT
                 (Name of Small Business Issuer in its Charter)


               TEXAS                                      76-0410050
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


     8 GREENWAY PLAZA, SUITE 1000
               HOUSTON, TX                                  77046
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
  X   Yes        No
-----      -----


As of November 11, 2004 there were 3,441,630 class A, 2,258,914 class B, 4,083,111 class C, and 1,078,328 class D common shares of beneficial interest of AmREIT, $.01 par value outstanding.


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                     AMREIT AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2004
                                           (UNAUDITED)
 ASSETS
 Property:
     Land                                                                $       58,028,471
     Buildings                                                                   63,598,916
     Tenant improvements                                                          3,011,711
                                                                         ------------------
                                                                                124,639,098
     Less accumulated depreciation and amortization                              (3,212,809)
                                                                         ------------------
        Net real estate held for investment                                     121,426,289
     Real estate held for sale, net                                               9,684,222

 Net investment in direct financing leases held for investment                   19,221,864

 Cash and cash equivalents                                                        2,135,472
 Accounts receivable                                                              1,753,132
 Accounts receivable - related party                                              1,288,261
 Notes receivable                                                                   844,093
 Escrow deposits                                                                    691,434
 Prepaid expenses, net                                                              167,143

 Other assets:
     Preacquisition costs                                                           162,301
     Loan acquisition cost, net                                                     354,695
     Leasing costs, net                                                             524,595
     Furniture, fixtures and equipment, net                                         488,051
     Accrued rental income                                                          625,671
     Intangible lease cost, net                                                   5,292,731
     Investment in non-consolidated affiliates                                    1,997,319
                                                                         ------------------
        Total other assets                                                        9,445,363

                                                                         ------------------
 TOTAL ASSETS                                                            $      166,657,273
                                                                         ==================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
     Notes payable                                                       $       84,905,243
     Accounts payable                                                             2,998,650
     Accounts payable - related party                                                62,094
     Below market leases, net                                                       358,476
     Construction payable                                                           109,888
     Deferred gain                                                                   37,156
     Security deposits                                                              287,143
     Prepaid rent                                                                    59,880
                                                                         ------------------
        TOTAL LIABILITIES                                                        88,818,530
                                                                         ------------------

 Minority interest                                                                1,069,840

 Shareholders' equity:
     Preferred shares, $.01 par value, 10,000,000 shares
        authorized, none-issued
     Class A Common shares, $.01 par value, 50,000,000
        shares authorized, 3,409,846 shares issued                                   34,098
     Class B Common shares, $.01 par value, 3,000,000 shares
        authorized, 2,299,204 shares issued                                          22,992
     Class C Common shares, $.01 par value, 4,400,000 shares
        authorized, 4,077,680 shares issued                                          40,777
     Class D Common shares, $.01 par value, 17,000,000 shares
        authorized, 546,182 shares issued                                             5,462
     Capital in excess of par value                                              90,541,676
     Accumulated distributions in excess of earnings                            (12,988,899)
     Deferred compensation                                                         (832,212)
     Cost of treasury shares, 9,116 Class A shares                                  (54,991)
                                                                         ------------------
        TOTAL SHAREHOLDERS' EQUITY                                               76,768,903
                                                                         ------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $      166,657,273
                                                                         ==================


 See Notes to Condensed Consolidated Financial Statements.

                                           F-1


                                             AMREIT AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)


                                                       QUARTER ENDED SEPTEMBER 30,     YEAR TO DATE SEPTEMBER 30,
                                                          2004           2003              2004           2003
                                                      ------------   -------------    --------------   ------------
Revenues:
    Rental income from operating leases               $  2,979,136   $   1,024,206    $    6,175,588   $  2,964,182
    Earned income from direct financing leases             507,335         506,963         1,521,844      1,508,042
    Real estate fee income                                 415,466         165,469         1,364,032        432,222
    Securities commission income                         1,780,324         785,528         5,333,191      1,312,188
    Asset management fee income                             96,578          71,835           245,480        169,445
    Interest and other income                               18,398           1,317           343,355          4,711
                                                      ------------   -------------    --------------   ------------
       Total revenues                                    5,797,237       2,555,318        14,983,490      6,390,790
                                                      ------------   -------------    --------------   ------------

Expenses:
    General operating and administrative                 2,062,016         863,965         5,070,042      2,400,039
    Legal and professional                                 312,063         239,425           961,621        575,162
    Securities commissions                               1,387,416         621,670         4,148,641      1,017,991
    Depreciation and amortization                          749,024         194,366         1,252,618        550,261
    Deferred merger costs                                        -               -         1,681,870              -
                                                      ------------   -------------    --------------   ------------
       Total expenses                                    4,510,519       1,919,426        13,114,792      4,543,453
                                                      ------------   -------------    --------------   ------------

Operating income                                         1,286,718         635,892         1,868,698      1,847,337

Income from non-consolidated affiliates                     53,595           7,138           240,400         92,476
Federal income tax expense for taxable REIT
   subsidiary                                              427,308         (15,300)          152,056              -
Interest expense                                        (1,026,690)       (532,355)       (2,189,695)    (1,588,406)
Minority interest in income of consolidated
   joint venture                                           (46,198)        (45,841)         (139,649)      (128,790)
                                                      ------------   -------------    --------------   ------------

Income (loss) before discontinued operations               694,733          49,534           (68,190)       222,617

Income (loss) from discontinued operations                (482,697)        371,887          (837,398)     1,026,701
Gain on sales of real estate acquired for resale           908,180         237,579         1,758,046        516,663
                                                      ------------   -------------    --------------   ------------
       Income from discontinued operations                 425,483         609,466           920,648      1,543,364
                                                      ------------   -------------    --------------   ------------

Net income                                            $  1,120,217   $     659,000    $      852,459   $  1,765,981

Distributions paid to class B, C and D shareholders     (1,168,372)       (457,343)       (3,087,242)    (1,349,010)
                                                      ------------   -------------    --------------   ------------

Net income (loss) available to class A shareholders   $    (48,155)  $     201,657    $   (2,234,783)  $    416,971
                                                      ============   =============    ==============   ============

Net income (loss) per common share - basic and
   diluted
    Loss before discontinued operations               $      (0.14)  $       (0.15)   $        (0.99)  $      (0.40)
    Income from discontinued operations               $       0.13   $        0.22    $         0.29   $       0.55
                                                      ------------   -------------    --------------   ------------
    Net income (loss)                                 $      (0.01)  $        0.07    $        (0.70)  $       0.15
                                                      ============   =============    ==============   ============

Weighted average class A common shares used to
    compute net income per share, basic and diluted      3,381,899       2,805,753         3,190,810      2,788,303
                                                      ============   =============    ==============   ============

See Notes to Consolidated Financial Statements.

                                                            F-2


                                               AMREIT AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                 YEAR TO DATE SEPTEMBER 30,
                                                                                   2004              2003
                                                                              --------------    ---------------
Cash flows from operating activities:
    Net income                                                                 $   852,459       $   1,765,981
    Adjustments to reconcile net income to net cash
         provided by operating activities:
          Investment in real estate acquired for resale                         (3,752,250)         (7,233,069)
          Proceeds from sales of real estate acquired for resale                 5,107,975           4,227,067
          Gain on sales of real estate acquired for resale                      (1,758,046)           (516,663)
          Gain on sales of real estate acquired for investment                     (84,624)                  -
          Impairment charges                                                     1,103,144                   -
          Depreciation and amortization                                          1,303,928             708,537
          Amortization of deferred compensation                                    188,371              90,842
          Minority interest in income of consolidated joint ventures               299,063             128,790
          Deferred merger costs                                                  1,681,870                   -
          Decrease (increase) in accounts receivable                               168,830            (198,941)
          Increase in accounts receivable- related party                        (1,086,487)            (81,498)
          Decrease in prepaid expenses, net                                        194,978              22,679
          Cash receipts from direct financing leases
             (less) more than income recognized                                     (5,886)              9,319
          Increase in accrued rental income                                       (152,826)           (159,278)
          Increase in other assets                                                (369,448)           (192,906)
          Increase in accounts payable                                             866,232             175,111
          Increase (decrease) in accounts payable- related party                    50,654            (181,467)
          Increase in security deposits                                            190,103                   -
          Increase in prepaid rent                                                  53,319                384
                                                                              --------------    ---------------
               Net cash provided by (used in) operating activities               4,851,358          (1,435,112)
                                                                              --------------    ---------------

Cash flows from investing activities:
    Improvements to real estate                                                   (697,958)           (323,087)
    Acquisition of investment properties                                       (32,339,341)         (4,163,689)
    Notes receivable collections                                                   155,684                   -
    Additions to furniture, fixtures and equipment                                (441,870)            (44,717)
    Investment in non-consolidated affiliates                                   (1,452,427)             29,462
    Proceeds from sale of investment property                                    1,709,219                   -
    Increase in preacquisition costs                                              (149,119)            (15,323)
                                                                              --------------    ---------------
       Net cash used in investing activities                                   (33,215,812)         (4,517,354)
                                                                              --------------    ---------------

Cash flows from financing activities:
    Proceeds from notes payable                                                 33,984,193          11,160,758
    Payments of notes payable                                                  (29,689,949)         (6,438,719)
    Purchase of treasury shares                                                          -            (414,224)
    Issuance of common shares                                                   31,078,344           3,393,764
    Issuance costs                                                              (3,735,779)           (514,689)
    Common dividends paid                                                       (3,092,206)         (2,274,526)
    Distributions to minority interests                                            (76,118)           (118,381)
                                                                              --------------    ---------------
       Net cash provided by financing activities                                28,468,485           4,793,983
                                                                              --------------    ---------------

Net increase (decrease) in cash and cash equivalents                               104,032          (1,158,483)
Cash and cash equivalents, beginning of period                                   2,031,440           2,506,868
                                                                              --------------    ---------------
Cash and cash equivalents, end of period                                       $ 2,135,472       $   1,348,385
                                                                              ==============    ===============

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    In 2004 the Company issued 134,695 shares of restricted stock to employees and trust managers as as part of their compensation plan.  The restricted stock vests over a four and three period respectively.
    The Company recorded $875,518 in deferred compensation related to the issuance of the restricted stock.

    In 2004 the Company assumed $31,345,333 in debt related to the acquisition of investment properties.

    In 2003 the Company issued 24,257 shares of restricted stock to employees and trust managers as as part of their compensation plan.  The restricted stock vests over a four and three period respectively.
    The Company recorded $152,819 in deferred compensation related to the issuance of the restricted stock.


    SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
          Interest                                                               1,958,463           1,618,249
          Income taxes                                                             165,004              46,987

See Notes to Consolidated Financial Statements.

                                                            F-3

                             AMREIT AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT is a Texas real estate investment trust ("REIT") that has elected to be taxed as a REIT for federal income tax purposes. AmREIT is a self-managed, self-advised REIT which, along with its predecessor, has a 19-year history and a record of investing in quality income producing retail real estate. AmREIT's class A common shares are traded on the American Stock Exchange under the symbol "AMY". AmREIT's business structure consists of the publicly traded REIT and three synergistic businesses that support the Company's platform of growth: a real estate operating and development business, a securities business and a retail partnership business. This unique combination provides AmREIT the ability to access capital through both Wall Street and the independent financial planning marketplace and strategically invest that capital in high quality properties for flexibility and more dependable growth.

We finance our growth and working capital needs with a combination of cash flows from operations, equity offerings and a conservative debt philosophy. Currently, the Company is raising capital through its Series D offering, a publicly registered, non-traded common share offering, being offered exclusively through the independent financial planning community. Our Class C common share offering which was opened in August 2003 is fully subscribed. We have raised $40.8 million through such offering as of September 30, 2004, including shares issued through the dividend reinvestment program. On June 25, 2004, the Company launched its class D common share offering: a $170 million publicly registered, non-traded common share offering with a stated yield of 6.5%, and is convertible into the Company's class A common shares after a seven-year lock out period. Through its by-laws, the Company's debt is limited to 55% recourse debt as compared to its gross asset value.

Our operating strategy and investment criteria discussed herein are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

PORTFOLIO

We focus on acquiring "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas. These premium properties provide high leasing income and high occupancy rates for a strong income stream. As of September 30, 2004, the occupancy rate at our properties was 92% based on leasable square footage. Our shopping center and single tenant properties attract a wide array of established retail tenants, and offer attractive opportunities for dependable monthly income and potential capital appreciation. These properties are typically located in high traffic areas within a three-mile radius of a population of 100,000 with an average household income of $70 thousand or more. On average, more than 30,000 cars per day pass by these properties.

Our revenues are substantially generated by corporate retail tenants such as International House of Pancakes ("IHOP"), Kroger, CVS/pharmacy, Starbucks, Landry's, Eckerd, Nextel, Washington Mutual, TGI Friday's, Bank of America and others. We own, and may purchase in the future, fee simple retail properties (we own the land and the building), ground lease properties (we own the land, but not the building and receive rental income from the owner of the building) or leasehold estate properties (we own the building, but not the land, and therefore are obligated to make a ground lease payment to the owner of the land). AmREIT may also develop properties for its portfolio or enter into joint ventures, partnerships or co-ownership for the development of retail properties.

AmREIT owns a real estate portfolio consisting of 57 properties located in 18 states at September 30, 2004. Our multi-tenant shopping center properties are primarily located throughout Texas and are leased to national, regional and local tenants. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. In so doing, the dependability of the lease payments is based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.

REAL ESTATE OPERATING AND DEVELOPMENT COMPANY

AmREIT's real estate operating and development subsidiary, AmREIT Realty Investment Corporation ("ARIC"), comprising a fully integrated real estate team, provides brokerage, leasing, construction management, development and property management services to our tenants as well as third parties. This operating subsidiary, which is a taxable REIT subsidiary, compliments our portfolio of retail properties by generating fee income from providing services to third parties and affiliated funds, providing a high level of service to our tenants, as well as maintaining our portfolio of properties to meet our standards.

Having an internal real estate group also helps secure strong tenant relationships for both us and our retail partnerships. Our growing roster of leases with well-known national and regional tenants includes Bank of America, Starbucks, TGI Friday's, CVS/pharmacy, Nextel, Landry's, Eckerd, IHOP, Washington Mutual, and others. Equally important, we have affiliations with these parent company tenants that extend across multiple sites. Not only does our real estate operating and development company create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our affiliated actively managed retail partnerships, as well as for third parties, our real estate team continues to generate fees and profits for us. Through ARIC, we are able to generate additional profits through the selective acquisitions and dispositions of properties within twelve to eighteen months.

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

During 2003, ASC raised approximately $15 million for AmREIT Monthly Income & Growth Fund, Ltd., an affiliated retail partnership sponsored by a subsidiary of AmREIT. Additionally, since August of 2003, ASC has raised approximately $40.8 million, including shares issued through the dividend reinvestment program, directly for us through a class C common share offering. ASC is also the dealer manager on our newest offering, a $170 million class D common share offering: a publicly registered, non-traded common share receiving a stated 6.5% annual dividend paid monthly. The class D common shares are non-preferred, non-cumulative and can convert into the class A common shares at a 7.7% premium on invested capital after a seven-year lock out period. As of September 30, 2004, we have raised $5.5 million through this offering. Since capital is the lifeblood of any real estate company, having the unique opportunity to raise capital through both Wall Street and the independent financial planning community adds additional financial flexibility and dependability to our income stream.

During the second quarter of 2004, the Company fully subscribed its class C common share offering which it started in August 2003. The offering was a $44 million offering ($40 million offered to the public and $4 million reserved for the dividend reinvestment program), issued on a best efforts basis through the independent financial broker dealer community. The Company has primarily used the proceeds for the acquisition of new properties and to pay down existing debt. Since August 2003, the Company has issued approximately 4.08 million shares (including shares issued through the dividend reinvestment program), representing approximately $40.8 million in proceeds from selling class C shares.

RETAIL PARTNERSHIPS

AmREIT has retail partnership subsidiaries that sell limited partnership interests to retail investors, in which AmREIT indirectly invests both as a general partner and as a limited partner. We wanted to create a structure that aligns the interest of our shareholders with that of our unit holders. Through our general partner subsidiaries, value is created for AmREIT through managing money from the sponsored funds, and in return, receiving management fees and profit participation interests.

AmREIT's retail partnerships are structured so that an affiliate, as the general partner, receives a significant profit only after the limited partners in the retail partnerships have received their targeted return, again, linking AmREIT's success to that of its unit holders.

As of September 30, 2004, AmREIT directly managed, through its four actively managed funds, over $46 million in equity. These four partnerships have entered or will enter their liquidation phases in 2003, 2009, 2010, and 2011 respectively. As these partnerships enter into liquidation, we expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership's limited partners. In accordance with generally accepted accounting principles, unrealized gains associated with this potential profit participation, if any, have not been reflected on our balance sheet or statement of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all of the disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for the nine month periods ended September 30, 2004 and 2003.

The condensed consolidated financial statements of AmREIT contained herein should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

ACCOUNTING FOR REAL ESTATE ACQUISITIONS

As further discussed in Footnote 9, we have made significant acquisitions of real estate during 2004. We account for such acquisitions pursuant to Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS". Accordingly, we assess the fair value of the acquired assets (including land, building, acquired above- and below-market leases and in-place leases, as-if-vacant property value and tenant relationships) and acquired liabilities, and allocate the purchase price based on these assessments. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 12 months depending on the property location, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from the those estimates.

REAL ESTATE HELD FOR SALE

AmREIT constantly evaluates its real estate portfolio, identifying those assets that are non-core and no longer meet its investment objectives. Management has identified two portfolio properties that are considered non-core and are listed for sale. Management will continue to reassess its portfolio of real estate assets and classify non-core assets as held for sale in the period in which such decision is made.

Properties are classified as real estate held for sale if the properties were purchased with the intent to sell the properties within twelve to eighteen months or if the properties are listed for sale. Additionally, if management has made the determination to dispose of an operating property, the associated property is reclassified to real estate held for sale and depreciation is ceased. An evaluation for impairment is also performed. At September 30, 2004, AmREIT owned nine properties that are classified as real estate held for sale. The nine properties have a combined carrying value of $9.7 million.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), which was amended in December 2003 (FIN 46R). FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The interpretation requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The adoption of FIN 46R for small business issuers is effective no later than December 31, 2004. Management's assessment of FIN 46R's impact on the Company's financial statements is ongoing; however, management preliminarily believes that FIN 46R will not have a material impact on our consolidated financial position, results of operations, or cash flows.

RECLASSIFICATION

Certain amounts in the interim unaudited 2003 condensed consolidated financial statements have been reclassified to conform to the presentation used in the interim unaudited 2004 condensed consolidated financial statements. Such reclassifications had no effect on previously reported net income or loss or shareholders' equity.

3.   NOTES PAYABLE

The Company has an unsecured credit facility (the "Credit Facility") in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $35 million subject to the value of unencumbered assets. In October 2004, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. Furthermore, the Credit Facility contains concentration covenants and limitations, limiting property level net operating income for any one tenant to no more than 15% (25% for IHOP) of total property net operating income. On September 30, 2004, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of September 30, 2004, the interest rate was LIBOR plus 1.75%. As of September 30, 2004, $30.7 million was outstanding under the Credit Facility. The Company has approximately $3.0 million available under its line of credit, subject to Lender approval on the use of the proceeds.

4.  CONCENTRATIONS

As of September 30, 2004, one property (Plaza in the Park located in Houston, TX) accounted for approximately 20% of the Company's total assets; no other single property accounted for more than 10% of total assets. Consistent with our strategy of investing in areas that we know well, seventeen of our properties are located in the Houston metropolitan area. These properties represent the majority of our rental income for the nine months ended September 30, 2004. Houston is Texas' largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company's top tenants for the quarter ended September 30, 2004. No other tenant represents greater than 5% of such revenues:

                                       % of Rental      % of Total
                         ($000'S)         Revenue        Revenue
                         --------      -----------      -----------
   IHOP                    $563             16.1%           9.7%
   Kroger                   398             11.4%           6.8%
   CVS/Pharmacy             235              6.8%           4.1%

5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) available to class A shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share is computed by dividing net income available to class A common shareholders (as adjusted as necessary) by the weighted average number of common shares outstanding plus the weighted average number of potentially dilutive common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common Class B, Class C and Class D shares.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


--------------------------------------------- ------------------------- ---------------------------
                                                       QUARTER                YEAR TO DATE
--------------------------------------------- ------------------------- ---------------------------
                                                  2004         2003         2004          2003
                                                  ----         ----         ----          ----
--------------------------------------------- ------------ ------------ ------------- -------------
EARNINGS PER SHARE
--------------------------------------------- ------------ ------------ ------------- -------------
Earnings (loss) to class A common
shareholders (in thousands)                         $(48)        $ 202     $ (2,235)         $ 417
--------------------------------------------- ------------ ------------ ------------- -------------

--------------------------------------------- ------------ ------------ ------------- -------------
Weighted average class A common shares
outstanding (in thousands)                         3,382         2,806        3,191          2,788
--------------------------------------------- ------------ ------------ ------------- -------------

--------------------------------------------- ------------ ------------ ------------- -------------
Basic and diluted (loss) earnings per share *     $(0.01)        $0.07       $(0.70)         $0.15
--------------------------------------------- ------------ ------------ ------------- -------------

--------------------------------------------- ------------ ------------ ------------- -------------

* The operating results for the nine months ended September 30, 2004 include a charge to earnings of $1.7 million, respectively, which represents the market value of the class A common shares issued to H. Kerr Taylor, our President and CEO, related to the sale of his advisory company to AmREIT in 1998. The charge was for the deferred merger cost due from this sale that was triggered by the issuance of additional class C common shares. Additionally, these operating results include an impairment charge of $1.1 million, which represents a write-down in value of the vacant Wherehouse Entertainment property located in Wichita, Kansas, which was sold during the second quarter. For additional information see Footnote 6 - DISCONTINUED OPERATIONS.

6.   DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands, except for per share data):

                                                           Quarter             Year to Date
                                                           -------             ------------
                                                       2004       2003       2004        2003
                                                       ----       ----       ----        ----
Rental revenue                                     $     72  $     301  $     389   $     859
Earned income from direct financing leases                7        174        150         442
Interest and other income                                 -          -        639           1
Gain on sale of real estate held for resale             908        238      1,758         517
Gain on sale of real estate held for investment          85          -         85           -
General operating and administrative                   (27)       (12)      (177)        (18)
Legal and professional                                  (1)        (3)        (1)         (4)
Depreciation and amortization                             -       (23)       (39)        (99)
Income tax                                            (580)          -      (580)           -
Interest expense                                          -       (66)       (41)       (155)
Minority interest                                      (39)          -      (159)           -
Impairment charge                                         -          -    (1,103)           -
                                                   --------- ---------- ---------- -----------
     Income from discontinued operations                425        609        921       1,543
                                                   ========= ========== ========== ===========
Basic and diluted income from discontinued
operations per common share                        $    .13  $    0.22  $    0.29   $    0.55

On June 21, 2004, the Company sold its Wherehouse Entertainment project located in Wichita, Kansas. The Company recorded an impairment charge to earnings of approximately $1.1 million in the second quarter to reflect the loss incurred upon sale of the property following the bankruptcy of its sole tenant. After a thorough remarketing during the quarter, the Company could not replace the previously existing value and determined to sell the asset and redeploy the remaining value into more productive investments.

Gain on real estate held for sale is a result of selling two properties, one acquired in 2003 and one acquired in 2004, with the intent to resell after a short holding period. Through ARIC, AmREIT actively seeks undervalued assets, and after a short holding period and value creation, dispose of the asset and capture the value created.

7.   COMMITMENTS

The Company has signed a 63 month lease for office space. The lease commenced on the occupancy date which was May 14, 2004. The annual rent will be $210 thousand. Rental expense for the nine months ended September 30, 2004 and 2003 was $109 thousand and $68 thousand, respectively.

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 57 properties located in 18 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Additionally, substantially all of the increase in total assets during the nine months ended September 30, 2004 occurred within the portfolio segment. Included in Corporate and Other are those costs and expenses related to general overhead and personnel that are not solely responsible for one of the reporting segments.


                                                                Real estate   Securities &
                                                                operating &      retail      Corporate
                                                    Portfolio   Development   Partnerships   and Other    Total
                                                    ---------   -----------   ------------   ---------    -----
Nine months ended September 30, 2004:
   Revenue                                          $   7,698   $     1,364    $     5,579   $     343    $14,984
   Income from non- consolidated affiliates                 -             -            240           -        240
   Expenses                                            (3,582)           36         (4,033)     (6,031)   (13,610)
   Deferred merger cost                                     -             -              -      (1,682)    (1,682)
                                                  -----------------------------------------------------------------
   Net income (loss) before discontinued
   operations                                           4,116         1,400          1,786      (7,370)       (68)

Nine months ended September 30, 2003:
   Revenue                                          $   4,472   $       432    $     1,482   $       5    $ 6,391
   Income from non-consolidated affiliates                  -             -             92           -         92
   Expenses                                            (2,267)            -         (1,018)     (2,975)    (6,260)
                                                  -----------------------------------------------------------------
   Net income (loss) before discontinued
   operations                                           2,205           432            556      (2,970)      223

                                                                Real estate   Securities &
                                                                operating &      retail      Corporate
                                                    Portfolio   Development   Partnerships   and Other    Total
                                                    ---------   -----------   ------------   ---------    -----
Three months ended September 30, 2004:
   Revenue                                          $   3,487   $       415    $     1,877   $      18    $ 5,797
   Income from non- consolidated affiliates                 -             -             54           -         54
   Expenses                                            (1,822)          (60)          (900)     (2,374)    (5,156)
                                                  -----------------------------------------------------------------
   Net income (loss) before discontinued
   operations                                           1,665           355          1,031      (2,356)       695

Three months ended September 30, 2003:
   Revenue                                          $   1,531   $       165    $       857   $       1    $ 2,554
   Income from non-consolidated affiliates                  -             -              7           -          7
   Expenses                                              (772)          (11)          (626)     (1,103)    (2,512)
                                                  -----------------------------------------------------------------
   Net income (loss) before discontinued
   operations                                             759           154            238      (1,102)        49

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

On July 1, 2004, AmREIT acquired Plaza in the Park, a 129,955 square-foot Kroger (NYSE: KR) anchored shopping center located on approximately 14.3 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. Plaza in the Park's Kroger is undergoing a 13,120 square-foot expansion, and when completed, will be the largest Kroger grocery store in the state. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project is 9.2 years. The Kroger lease is for 20 years, containing approximately 71,000 square feet, expiring in August 2017. The shopping center was 97 percent occupied on the date of acquisition.

On July 1, 2004, AmREIT acquired Cinco Ranch Plaza, a 97,297 square-foot Kroger (NYSE: KR) anchored shopping center located on approximately 12.8 acres. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project is 14 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023. The shopping center was 100 percent occupied on the date of acquisition

On July 21, 2004, AmREIT acquired Bakery Square Shopping Center, a 34,704 square-foot retail project including a free standing Walgreen's and a shopping center anchored by Bank of America (NYSE:BOA). This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the shopping center is 4.9 years. The Walgreen's lease is for 60 years and will expire in October 2056. The shopping center was 100 percent occupied on the date of acquisition.

On July 21, 2004, AmREIT sold the IHOP property located in Grand Prairie, Texas. The project was sold to an unaffiliated buyer for cash. The project generated approximately $202 thousand in annual rental income from operating leases and earned income from direct financing leases, and was sold for a profit of approximately $800 thousand.

Following is a summary of assets acquired and liabilities assumed in conjunction with the acquisitions consummated during the quarter ended September 30, 2004 as described above:

               Summary of Assets Acquired and Liabilities Assumed
                                 (In Thousands)
Assets
  Buildings                                                              $31,423
  Tenant improvements                                                      2,207
  Land                                                                    20,215
  In-place above-market leases                                               171
  Intangible lease costs                                                   4,280
                                                                   -------------
  TOTAL ASSETS                                                            58,296
                                                                   =============

Liabilities
  In-place below-market leases                                               378
  Debt                                                                    32,150
  TOTAL LIABILITIES                                                       32,528

                                                                   -------------
Net assets acquired                                                      $25,768
                                                                   -------------

        The results of operations for each of the acquisitions described above have been included in our results of operations from the date of acquisition through the end of the reporting period. The allocations of purchase price above are preliminary and are therefore subject to change because certain items such as the determination of the fair value of the assets and liabilities as of the respective acquisition dates have not been finalized.

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

The condensed consolidated financial statements of AmREIT and the following discussion contained herein should be read in conjunction with the consolidated financial statements and discussion included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Historical results and trends which might appear should not be taken as indicative of future operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

AmREIT (AMEX: AMY) is a rapidly growing, self-managed and self-advised REIT with a 19-year history of delivering results to its investors. Its business model consists of a publicly traded REIT with a portfolio of irreplaceable corners that is supported by three synergistic businesses - a real estate operating and development business, NASD-registered broker dealer securities business and a retail partnership business. This unique structure gives AmREIT access to the intellectual and financial capital required to support a rapid growth platform.

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

The self-managed REIT focuses on the acquisition and development of "irreplaceable corners" - premier retail frontage properties in high-traffic, highly populated areas - to hold for long-term value. These properties are leased to tenants located in high-end multi-tenant shopping centers, grocery anchored centers and regional and national single tenants. AmREIT's retail partnership business incorporates an "active management" strategy to acquire, develop and sell high quality free-standing and shopping center properties to create shorter-term added value.

AmREIT's goal is to deliver increasing, dependable, monthly income for its shareholders. In so doing, AmREIT strives to increase and maximize Funds From Operations ("FFO") by issuing long term capital through both the NASD independent financial planning marketplace as well as through Wall Street, and investing the capital in accretive real estate properties, acquired or developed, on irreplaceable corners. Additionally, we strive to maintain a conservative balance sheet. In that regard, our by-laws limit our debt to 55% recourse debt as compared to our gross asset value.

At September 30, 2004, AmREIT owned a portfolio of 57 properties located in 18 states, subject to long term leases with retail tenants, either directly or through its interests in joint ventures or partnerships. Nine of the properties are multi-tenant and represent approximately 57% of 2004 annualized rental income. Forty eight of the properties are single tenant properties, and represent approximately 43% of 2004 annualized rental income. In assessing the performance of the Company's properties, management evaluates the occupancy of the Company's portfolio. Occupancy for the total portfolio was 92% based on leaseable square footage as of September 30, 2004. A core strategy has been to continue to increase the multi-tenant properties in the Company's portfolio, with a goal of over half of the rental income being generated by multi-tenant properties. With acquisitions made during the quarter, we have achieved this goal. With the continued downward pressure on single tenant cap rates, resulting in higher priced real estate, management anticipates the continued effort of strategically increasing its holdings of multi-tenant shopping centers.

Management intends to increase total assets from $101 million as of December 31, 2003 to approximately $200 million at the end of 2004. The Company purchased approximately $58 million of property during the quarter, resulting in total assets of approximately $167 million, which is an increase in total assets of approximately 65% since December 31, 2003 (see Footnote 9).

Management intends to fund future acquisitions and development projects through a combination of equity offerings and debt financing. The Company has raised approximately $5.5 million and $31.5 million for the three and nine months ended September 30, 2004, respectively. During the fourth quarter 2004, management expects to raise additional capital through its class D common share offering of $22 million to $25 million, which will be used for property acquisitions and the repayment of debt.

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

RENTAL INCOME RECOGNITION - In accordance with US generally accepted accounting principles, the Company accounts for rental income under the straight line method, whereby we record rental income based on the average of the total rent obligation due under the primary term of the lease. Certain leases contain a provision for percentage rent. Percentage rent is recorded in the period when the Company can reasonably calculate the amount of percentage rent owed, if any. Generally, the Company records percentage rent in the period in which the percentage rent payment is made, and can thereby be calculated and verified. For the nine months ended September 30, 2004, the Company collected and recorded percentage rent from tenants of $65 thousand.

REAL ESTATE VALUATION - Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 39 years for buildings and over the primary term of the lease for tenant improvements. Major replacements that extend the life of the property or enhance the value of the property are capitalized and the replaced asset and corresponding accumulated depreciation are removed. All other maintenance items are charged to expense as incurred.

Upon the acquisition of real estate projects, the Company assesses the fair value of the acquired assets (including land, building, acquired above- and below-market leases and in-place leases, as-if-vacant property value and tenant relationships) and acquired liabilities, and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 12 months depending on the property location, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.

Costs incurred in the development of new operating properties, including preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes are capitalized into the basis of the project. The capitalization of such costs ceases when the property, or any completed portion, becomes available for occupancy.

AmREIT's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property on an undiscounted basis, plus the residual value of the property upon disposition, to the carrying value of such property. The carrying value would then be adjusted, if needed, to estimate the fair value to reflect an impairment in the value of the asset. There were no triggering events or changes in circumstances during the quarter that caused management to determine that the value of its properties may not be recoverable.

VALUATION OF RECEIVABLES - An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. The Company maintains a receivable related to Wherehouse Entertainment of approximately $126 thousand. Based on discussions with Wherehouse Entertainment and Blockbuster Entertainment Corporation, the guarantor of the lease, and legal proceedings involving Wherehouse Entertainment and Blockbuster Entertainment Corporation, the Company believes this receivable is collectable and should be collected during 2004.

LIQUIDITY AND CAPITAL RESOURCES

Until properties are acquired by the Company, the Company's funds are held in short-term, highly liquid investments which the Company believes to have appropriate safety of principal. This investment strategy has allowed, and continues to allow, high liquidity to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located. At September 30, 2004, the Company's cash and cash equivalents totaled $2.1 million.

Cash flows from operating activities, investing activities, and financing activities for the nine months ended September 30, 2004 and 2003 are presented below (in thousands):

                                      2004            2003
                                  -------------------------------
     Operating activities                 $4,851        $ (1,435)
     Investing activities               (33,216)          (4,517)
     Financing activities                 28,468            4,794

Cash flows from operating activities and financing activities have been the principal sources of capital to fund the Company's ongoing operations and dividends. As AmREIT deploys the capital raised, and expected to be raised from its equity offerings, into income producing real estate, we anticipate that cash flow from operations will provide adequate resources for future ongoing operations and dividends. AmREIT's cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, is expected to provide the necessary capital to maintain and operate our properties as well as execute and achieve our growth strategies.

As part of its investment strategy, AmREIT constantly evaluates its property portfolio, systematically selling any non-core or underperforming assets, and replacing them with "irreplaceable corners" and other core assets. As AmREIT continues to raise capital, it anticipates growing and increasing its cash flow provided by operating activities by selling the underperforming assets and deploying its capital into high-quality income producing retail real estate assets. During the third quarter 2004, this was evidenced through the purchase of Plaza in the Park, a 130 thousand square foot multi-tenant grocery anchored shopping center, Cinco Ranch Plaza, a 97 thousand square foot multi-tenant grocery anchored shopping center and Bakery Square, a 35 thousand square foot multi-tenant shopping center. The Company has an executed sales contract for the vacant Just For Feet property located in Tucson, Arizona that is anticipated to close during the fourth quarter 2004. Management is evaluating the market conditions, including determining the depth of the local real estate and leasing market, for the vacant Just For Feet property located in Baton Rouge, Louisiana. Management expects to determine during the fourth quarter of 2004 whether the Company will begin re-developing the property or marketing it for sale.

AmREIT has begun to market its class D common share offering, a $170 million common share offering, offered through the independent financial planning community. The class D common shares have a stated, non-preferred 6.5% annual dividend, paid monthly, are eligible for conversion into the Company's class A common shares at any time after a seven-year lock out period for a 7.7% premium on invested capital and are callable by the Company after one year. The Company will utilize the proceeds from the sale of the class D shares primarily to pay down debt or acquire additional properties. At September 30, 2004, the Company had raised approximately $5.5 million through the sale of the class D common shares.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased $6.3 million for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. Investment in real estate acquired for resale decreased by $3.5 million. Proceeds from sales of real estate acquired for resale increased by $881 thousand primarily due to the sale of the IHOP property located in Grand Prairie, Texas. This property was sold in September to an unaffiliated buyer for a profit.

Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows increased from $4.5 million in the first nine months of 2003 to $33.2 million in the first nine months of 2004. Cash flows used in investing activities has been primarily related to the acquisition or development of retail properties. During the first nine months of 2004, AmREIT purchased The Courtyard at Post Oak, consisting of a free standing building occupied by Verizon Wireless and a multi-tenant center occupied by Ninfa's Restaurant and Dessert Gallery, Plaza in the Park, a 130 thousand square foot Kroger anchored shopping center, Cinco Ranch Plaza, a 97 thousand square foot Kroger anchored shopping center and Bakery Square, a 35 thousand square foot retail project including a free standing Walgreen's and a shopping center anchored by Bank of America. The investment was funded through a combination of capital raised through the class C common share offering and debt financing.

Cash flows provided by financing activities increased from $4.8 million through September 30, 2003 to $28.5 million through September 30, 2004. Cash flows provided by financing activities were primarily generated from our class C and D common share offerings. AmREIT fully subscribed its class C commons share offering during the second quarter. 100% of the net proceeds have been used to purchase irreplaceable corners. AmREIT has begun to market its class D common share offering, a $170 million common share offering, offered through the independent financial planning community, and through September 30, 2004 had raised approximately $5.5 million in proceeds. One advantage of raising capital through the independent financial planning marketplace is the capital is received on a monthly basis, allowing for a scaleable matching of real estate projects. Our first priority is to deploy the capital raised, and then to moderately leverage the capital, while maintaining our philosophy of a conservative balance sheet.

The Company has an unsecured credit facility (the "Credit Facility") in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $35 million subject to the value of unencumbered assets. In October 2004, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At September 30, 2004, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of September 30, 2004, the interest rate was LIBOR plus 1.75%. As of September 30, 2004, $30.7 million was outstanding under the Credit Facility. The Company has approximately $3.0 million available under its line of credit, subject to Lender approval on the use of the proceeds. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments. As of September 30, 2004, the Company had the following contractual debt obligations:

                                        2004       2005      2006      2007      2008     THEREAFTER     TOTAL
                                        ----       ----      ----      ----      ----     ----------     -----
Unsecured debt:
   Revolving credit facility          $ 30,653   $     -   $     -   $     -    $     -     $     -    $ 30,653
   5.46% dissenter notes                     -         -         -         -          -         760         760
Secured debt                               280     1,197     1,276     1,360      1,450      47,929      53,492
Non-cancelable operating lease
payments                                    79       210       210       210        210         123       1,042
                                      --------   -------   -------   -------    -------     -------    --------

Total contractual obligations         $ 31,012   $ 1,407   $ 1,486   $ 1,570    $ 1,660     $48,812    $ 85,947
                                      ========   =======   =======   =======    =======     =======    ========

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

For the quarters ended September 30, 2004 and 2003, the Company paid dividends to its shareholders of $1.6 million, and $765 thousand respectively. The class A, class C and class D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

                                   Class A    Class B   Class C   Class D
   2004
               Third quarter         $410      $425      $710      $33
               Second quarter        $383      $429      $677      N/A
               First quarter         $345      $434      $379      N/A
   2003
               Third quarter         $308      $443      $14       N/A
               Second quarter        $310      $439      N/A       N/A
               First quarter         $307      $453      N/A       N/A

INFLATION

Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index (C.P.I.), may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

FUNDS FROM OPERATIONS

AmREIT considers FFO to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income or loss computed in accordance with generally accepted accounting principles (GAAP), excluding gains from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. AmREIT calculates its FFO in accordance with this definition. Most industry analysts and equity REITs, including AmREIT, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies. There can be no assurance that FFO presented by AmREIT is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands for the three and nine months ended September 30:


                                                                        QUARTER               YEAR TO DATE
                                                                        -------               ------------
                                                                    2004        2003        2004        2003
                                                                --------------------------------------------------
Income (loss) before discontinued operations                           $695         $ 50       $ (68)      $223
Income  from discontinued operations                                    425          609         921      1,543
Plus depreciation of real estate assets - from operations               736          193       1,224        544
Plus depreciation of real estate assets - from discontinued               -           22          38         98
operations
Less gain on sales of real estate acquired for investment               (85)            -        (85)         -
Less class B, class C and class D distributions                      (1,168)        (457)     (3,087)    (1,349)
                                                                --------------------------------------------------
Total Funds From Operations available to class A
shareholders  *                                                        $603          417       (1,057)   $1,059

Cash dividends paid to class A shareholders                             410         $308       $1,138      $926
Dividends (in excess of) less than FFO  *                              $192         $109      $(2,195)     $133

* Pursuant to the NAREIT definition of FFO, we have not added back the $1.7 million charge to earnings for the nine months ended September 30, 2004, resulting from shares issued to Mr. Taylor. Additionally, we have not added back the $1.1 million charge to earnings for the nine months ended September 30, 2004, resulting from an asset impairment and corresponding write-down of value. Adding these charges back to earnings would result in adjusted funds from operations available to class A shareholders of $1.7 million for the nine months ended September 30, 2004. Adding the charge to earnings would also result in dividends paid being less than adjusted FFO of $590 thousand for the nine months ended September 30, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003:

Rental revenue and earned income from direct financing leases increased by 128%, or $2.0 million, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. This increase was primarily related to the following acquisitions which were made prior to September 30, 2004:
Uptown Plaza, Courtyard at Post Oak, Plaza in the Park, Cinco Ranch Plaza and Bakery Square.

Securities commission income increased by $995 thousand for the three months ended September 30, 2004 when compared to 2003. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During the third quarter of 2004, AmREIT and its affiliated retail partnerships raised approximately $16.7 million, as compared to approximately $7.5 million during the third quarter of 2003. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $766 thousand for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

General and operating expense for the three months ended September 30, 2004 increased $1.2 million when compared to 2003. The increase in general and operating expense is primarily due to an increase in property expense due to the Just For Feet properties and the additional personnel and the associated salary and benefits costs related to these individuals. By building our various teams, we have not only been able to grow revenue and Funds from Operations, but believe that we will be able to sustain and further enhance our growth. Compensation expense increased $548 thousand in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Depreciation and amortization increased from $194 thousand to $749 thousand in the three months ended

September 30, 2004. The increase was attributable to the depreciation and amortization recorded on the acquisitions consummated during 2004 as described above, the majority of which were purchased early in July 2004. Additionally, interest expense increased from $532 thousand to $1.0 million in the three months ended September 30, 2004. This increase represents additional interest cost on debt assumed in conjunction with the acquisitions as well as on additional borrowings under our credit facility to finance such acquisitions.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003:

Rental revenue and earned income from direct financing leases increased by 72%, or $3.2 million for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. This increase was primarily related to the following acquisitions which were made prior to September 30, 2004: Uptown Plaza, Courtyard at Post Oak, Plaza in the Park, Cinco Ranch Plaza and Bakery Square.

Securities commission income increased by $4.0 million, from $1.3 million in 2003 to $5.3 million in 2004. This increase in securities commission income is due to increased capital being raised through our broker dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During the nine months ended September 30, 2004, AmREIT and its affiliated retail partnerships raised approximately $50.1 million, as compared to approximately $12.6 million during the nine months ended September 30, 2003. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker dealer firms. Commission expense increased by $3.1 million, from $1.0 million in 2003 to $4.1 million in 2004.

Real estate fee income increased by $932 thousand, from $432 thousand in 2003 to $1.4 million in 2004. This increase in real estate fee income was primarily attributable to development fees earned on real estate development projects which began during 2004.

Interest and other income increased by $339 thousand, from 5 thousand in 2003 to $343 thousand in 2004. This increase was primarily due to the $296 thousand lease buyout/sale of a receivable claim related to the bankruptcy of Footstar.

General and operating expense increased $2.67 million, from $2.4 million in 2003 to $5.1 million in 2004. This increase in general and operating expense is primarily due to an increase in property expense due to the Just For Feet properties, increase in legal and accounting fees and the addition of personnel and the associated salary and benefit costs related to these individuals. Compensation expense increased $1.3 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. By building our various teams, we have not only been able to grow revenue and Funds from Operations, but believe that we will be able to sustain and further enhance our growth.

Depreciation and amortization increased from $550 thousand to $1.3 million in the nine months ended September 30, 2004. The increase was attributable to the depreciation and amortization recorded on the acquisitions consummated during 2004 as described above. Additionally, interest expense increased from $1.6 million to $2.2 million in the nine months ended September 30, 2004. This increase represents additional interest cost on debt assumed in conjunction with the acquisitions as well as on additional borrowings under our credit facility to finance such acquisitions.

Deferred merger costs increased from $0 in 2003 to $1.7 million in the nine months ended September 30, 2004. The deferred merger cost is related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
NONE

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

                31.1    Chief Executive Officer Section 302 Certification

                31.2    Chief Financial Officer Section 302 Certification

                32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Chief Financial Officer certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

                Current report on Form 8-K dated and filed with the Commission on August 11, 2004 contained information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and
                Item 12 (Regulation FD Disclosure).

                Current report on Form 8-K dated and filed with the Commission on September 9, 2004 contained information under Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

                Current report on Form 8-K dated and filed with the Commission on September 14, 2004 contained information under Item 2.01 (Completion of Acquisition or Disposition of Assets) and Item
                9.01 (Financial Statements and Exhibit).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AMREIT
                                    --------------------------------------------
                                    (Issuer)



November 12, 2004                   /s/ H. Kerr Taylor
-----------------                   ------------------
Date                                H. Kerr Taylor, President



November 12, 2004                   /s/ Chad C. Braun
-----------------                   -----------------
Date                                Chad C. Braun (Principal Accounting Officer)