Form 10-K
period 2004-12-31
AMREIT
filed 2005-03-31
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-28378
AMREIT
(Exact name of registrant as specified in its charter)

Texas	76-0410050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)
Registrant’s telephone number, including area code:
(713) 850-1400
Section 12 (b) of the Act:

Title of Class	Name of Exchange on Which Registered

Securities registered pursuant to Class A Common Shares	American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
None
      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2004: $76.2 Million
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,453,651 class A shares, 2,246,283 class B shares, 4,079,174 class C shares, and 3,974,741 class D shares as of March 24, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant incorporates by reference into Part III portions of its Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART I

Item 1.	Description of Business
General
      AmREIT (the “Company”) is a Texas real estate investment trust (“REIT”) and has elected to be taxed as a REIT for federal income tax purposes. The Company is a fully integrated, self managed equity REIT company with, along with its predecessor, a 20-year operating history and a record of owning, managing and developing income producing retail real estate. AmREIT focuses on retail shopping centers located on Irreplaceable Cornerstm — which we define as premier frontage properties typically located on “Main and Main” intersections in highly populated, high-traffic affluent areas. As of December 31, 2004, AmREIT owned $203 million in assets, representing 61 properties located in 17 states and managed an additional $92 million is assets, representing 20 properties located in six states through its affiliated retail partnerships.
      AmREIT’s initial predecessor, American Asset Advisers Trust, Inc. was formed as a Maryland corporation in 1993. Following the merger of our external adviser into the Company in June 1998, we changed our name to AmREIT, Inc., which was a Maryland corporation. In December 2002, we reorganized as a Texas real estate investment trust.
      AmREIT’s class A common shares are traded on the American Stock Exchange under the symbol “AMY”.
Our Strategy
      During 2004, AmREIT acquired approximately 500 thousand square feet of multi-tenant shopping centers, representing over $100 million in assets at an average cap rate of 7.6%. We take a very hands on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.
      We invest in properties where we believe effective leasing and operating strategies, combined with cost-effective expansion and renovation programs, can improve the existing properties’ value while providing superior current economic returns. These tangible types of improvements allow us to place grocery, strip center, lifestyle centers and single tenants into our properties. We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets. Our home office is located in Houston, TX, at the center of the region representing our primary investment focus. All of the members of our senior management team and our directors live in the areas where our core properties are located.
      The areas where a majority of our properties are located are densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as “Irreplaceable Corners”. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.
      When evaluating potential acquisitions, we undertake a significant due diligence process resulting in an AmREIT Decision Logic. This AmREIT Decision Logic process involves multiple teams within the Company visiting the site and performing underwriting due diligence. Some of the factors that we consider are:

•	economic, demographic and regulatory conditions in the property’s local and regional market;

•	location, environmental condition, construction quality and design and condition of the property;

•	current and projected cash flow of the property and the potential to increase cash flow;

•	potential for capital appreciation of the property;

•	terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents upon lease rollover;

•	occupancy and demand by tenants for properties of a similar type in the market area;

•	potential to complete a strategic renovation, expansion or re-tenanting of the property;

•	the property’s current expense structure and the potential to increase operating margins; and

•	competition from comparable properties in the market area.
      Our shopping centers are grocery anchored, strip center and lifestyle properties whose tenants consist of national, regional and local retailers. Our typical grocery anchored shopping center is anchored by an established major grocery store operator in the region. Our retail shopping centers are leased to national and regional tenants such as Starbucks, Bank of America, and Verizon Wireless as well as a mix of local and value retailers. Lifestyle centers, such as The Gardens at Westgreen which was developed and owned by one of our affiliated retail partnership funds, are typically anchored by a combination of national and regional restaurant tenants that provide customer traffic and tenant draw for specialty tenants that support the local consumer. The balance of our retail properties are leased to national drug stores, national restaurant chains, national value oriented retail stores and other regional and local retailers. The majority of our leases are either leased or guaranteed by the parent company, not just the operator of the individual location. All of our shopping centers are located in areas of substantial retail shopping traffic. Our properties generally attract tenants who provide basic staples and convenience items to local customers. We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant currently represents more than 10% of total revenue on an annual basis.
      Our offices are located at 8 Greenway Plaza, Suite 1000 Houston, Texas 77046. Our telephone number is (713) 850-1400. We maintain an internet site at www.amreit.com.
Our Structure
      Our portfolio of wholly owned multi-tenant shopping centers and single-tenant retail properties are supported by three distinct operating subsidiaries:

•	Real Estate Operating Business

•	Securities Business, and

•	Retail Partnership Business
      Our business structure consists of a portfolio of grocery-anchored, strip center and lifestyle shopping centers and single-tenant retail properties leased to companies such as Kroger, Walgreen’s, GAP and Starbucks. The portfolio is supported by three synergistic businesses — a wholly-owned real estate operating and development subsidiary, an NASD-registered broker-dealer subsidiary, and a merchant development retail partnership business. Through the retail partnership funds, AmREIT captures recurring development, leasing, property management and asset management fees for services performed while maintaining an ownership interest and profit participation. This unique structure provides AmREIT with the opportunity to expand its growth both internally and externally and the opportunity to access low-cost capital through both underwritten offerings and the independent financial planning marketplace. This capital can then be deployed efficiently and accretively for our shareholders. We finance our growth and working capital needs with a combination of equity and debt. Our class C common share offering which was opened in August 2003 became fully subscribed during the second quarter of 2004, and the Company is currently raising capital through its class D common share offering. The class C and class D shares have been offered exclusively through the independent financial planning community. Our by-laws limit our recourse debt to 55% of gross asset value.

Portfolio
      Our properties are anchored by large market-dominant retailers such as Kroger and Barnes & Noble, and are supported by specialty retailers such as GAP, Starbucks and Verizon Wireless. We believe our properties and their tenants cater to the basic needs of the markets they serve and therefore, have less sensitivity to macro economic downturns. We believe the locations of our properties, and the high barriers to entry at those locations allow us to maximize leasing income through comparatively higher rental rates and high occupancy rates. As of December 31, 2004, the occupancy rate at our operating properties was 96.6% based on leasable square footage compared to 92.4% as of December 31, 2003. Our properties, which are typically located in high-traffic, densely populated areas, attract a wide array of established retail tenants and offer attractive opportunities for dependable monthly income and potential capital appreciation.
      Our revenues are substantially generated by corporate retail tenants such as Kroger, CVS/ pharmacy, Starbucks, Landry’s, International House of Pancakes (“IHOP”), Nextel, Washington Mutual, GAP, TGI Friday’s, Bank of America, Bath & Body Works, Payless Shoes, Barnes & Noble, Linens “n” Things and others. Our multi-tenant centers comprise 62.5% of our annualized rental income from properties owned as of December 31, 2004.
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
      As of December 31, 2004, AmREIT owned a real estate portfolio consisting of 61 properties located in 17 states. Our multi-tenant shopping center properties are primarily located throughout Texas, with a concentration in the Houston area and are leased to national, regional and local tenants. Our single-tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. The dependability of the lease payments is therefore based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.
      As of December 31, 2004, two properties individually accounted for more than 10% of the Company’s year-end consolidated total assets — Plaza in the Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 16% and 20%, respectively of total assets. For the year ended December 31, 2004, the top three tenants by annualized rental income concentration were IHOP at 14.1 percent, Kroger at 13.2 percent and CVS/pharmacy at 5.8 percent. Consistent with our strategy of investing in areas that we know well, 21 of our properties are located in the Houston metropolitan area. These properties represented 67% of our rental income for the year ended December 31, 2004. Houston is Texas’ largest city and the fourth largest city in the

United States. See “Location of Properties” in Item 2. Description of Property for further discussion regarding Houston’s economy.
      We are continuing to divest of properties which no longer meet our core criteria and replace them primarily with high-quality lifestyle, grocery-anchored and multi-tenant community shopping centers. Although we will focus primarily on developing and acquiring Irreplaceable Corner multi-tenant shopping center properties, we will also continue to develop single-tenant properties located on Irreplaceable Corners. With respect to additional growth opportunities, we currently have over $150 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.

Real Estate Operating and Development Company
      AmREIT’s real estate operating and development business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned group of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio of properties, our affiliated retail partnerships and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, builds value in our portfolio of retail properties by providing a high level of service to our tenants, as well as maintaining our portfolio of properties to meet our quality standards.
      Having an internal real estate group also helps secure strong tenant relationships for both us and our retail partnerships. We have a growing roster of leases with well-known national and regional tenants as described above. Equally important, we have affiliations with these parent company tenants that extend across multiple sites. Not only does our real estate operating and development business create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our affiliated actively managed retail partnerships, as well as for third parties, our real estate team continues to generate fees and profits. During the years ended December 31, 2004, 2003 and 2002, ARIC generated real estate and asset management fees of $2.3 million, $1.3 million and $1.5 million, which represented 11%, 13% and 25%, of the Company’s total revenues, respectively.
      Additionally, through ARIC, we are able to generate additional profits through the selective acquisitions and dispositions of properties within a short time period (12 to 18 months). The majority of these assets are listed as real estate assets acquired for sale on our consolidated balance sheet. At December 31, 2004 and 2003, assets held for sale totaled approximately $6.3 million and $4.4 million, respectively. For the years ended December 31, 2004, 2003 and 2002, ARIC has generated gains on sales of properties acquired for sale of $1.8 million, $787 thousand and $0, respectively. We have built our real estate team over the past year to have a dedicated vice president running each area of our real estate operations. Additionally, we have staffed each department with the appropriate support to handle our needs as we continue to grow and strengthen this area of the Company.
      ARIC has elected to be taxed as a taxable REIT subsidiary (“TRS”), resulting in it being subject to taxation at regular corporation rates.

Securities Company
      The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is AmREIT Securities Company (ASC), a National Association of Securities Dealers (NASD) registered broker-dealer which is a wholly-owned subsidiary of ARIC. Through ASC, we are able to raise capital through other NASD registered broker-dealers and the independent financial planning community. Historically, ASC has raised capital in two ways: first directly for AmREIT through non-traded classes of common shares, and second, for our actively managed retail partnerships.

      During 2004, ASC raised approximately $25 million for AmREIT Monthly Income and Growth Fund II, Ltd., an affiliated retail partnership sponsored by a subsidiary of AmREIT. Additionally, during the second quarter of 2004, the Company fully subscribed its class C common share offering which it started in August 2003. The offering was a $44 million offering ($40 million offered to the public and $4 million reserved for the dividend reinvestment program), issued on a best efforts basis through the independent financial planning and broker-dealer communities. The Company primarily used the proceeds for the acquisition of new properties and to pay down existing debt. ASC is also the dealer manager on our newest offering, a $170 million class D common share offering ($150 million offered to the public and $20 million reserved for the dividend re-investment program). This offering, a publicly registered, non-traded class of common shares with a stated yield of 6.5%, was launched on June 25, 2004. The class D common shares are convertible into our class A common shares after a seven-year lock out period at a 7.7% premium on invested capital and are callable by the Company after one year from the date of issuance. We have raised $20.9 million through this offering as of December 31, 2004, including shares issued through the dividend reinvestment program.
      Since capital is the lifeblood of any real estate company, having the unique opportunity to raise capital through both underwritten offerings and the independent financial planning community adds additional financial flexibility and dependability to our income stream. During the years ended December 31, 2004, 2003 and 2002, ASC generated securities commission revenues from capital-raising activities of $7.7 million, $3.0 million and $847 thousand, respectively. ASC incurred commission expenses of $5.9 million, $2.3 million and $653 thousand which were paid to non-affiliated broker-dealers in conjunction with such capital-raising activities. For 2005, through a combination of equity for our actively managed retail partnerships and direct equity for AmREIT, ASC expects to raise approximately $120-$150 million directly through the independent financial planning community.

Retail Partnerships
      AmREIT manages retail partnerships that sell limited partnership interests to retail investors, in which AmREIT indirectly invests as both the general partner and as a limited partner. The Company strives to create a structure that aligns the interests of our shareholders with those of our limited partners. These partnerships were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. Value is created for AmREIT through our affiliates which serve as general partners of the retail partnerships. These general partners manage the partnerships and, in return, receive management fees as well as profit participation interests. The retail partnerships are structured so that the general partner, an affiliate of AmREIT, receives a significant profit only after the limited partners in the funds have received their targeted return, again, linking AmREIT’s success to that of its limited partners. During the years ended December 31, 2004, 2003 and 2002, AmREIT earned fees of $1.8 million, $634 thousand and $668 thousand, respectively, by providing real estate services to the retail partnerships.
      As of December 31, 2004, AmREIT directly managed, through its four actively managed retail partnerships, a total of $52.7 million in contributed capital. These four partnerships have or will enter their liquidation phases in 2003, 2008, 2010, and 2011, respectively. As these partnerships enter into liquidation, the Company, acting as the general partner, will receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnerships’ limited partners. During 2004, AmREIT recognized approximately $869 thousand related to its general partner interest in AmREIT Opportunity Fund, Ltd. (AOF). See Footnote 5 in the accompanying consolidated financial statements for more information. In accordance with generally accepted accounting principles, any unrealized gains associated with this potential profit participation have not been reflected on our balance sheet or statement of operations.
      Our strategy and our structure, as discussed herein, are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

Competition
      AmREIT’s properties are located in 17 states, with 28 of its properties located in the Texas metropolitan areas. All of AmREIT’s properties are located in areas that include competing properties. The number of competitive properties in a particular area could have a material adverse affect on both AmREIT’s ability to lease space at any of it’s properties or at any newly developed or acquired properties and the rents charged. AmREIT may be competing with owners, including, but not limited to, other REITs, insurance companies and pension funds that have greater resources that AmREIT.
Compliance with Governmental Regulations
      Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.
      All of our properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our board of trust managers may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow case funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.
Employees
      As of December 31, 2004, AmREIT had 37 full time employees and 3 full time dedicated brokers.
Financial Information
      Additional financial information related to AmREIT is included in the Consolidated Financial Statements located on pages F-3 through F-7, included herein.

Item 2.	Description of Property
General
      At December 31, 2004, we owned 61 properties located in 17 states. Reference is made to the Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-K for a listing of the properties and their respective costs.
      Since 1995, we have been developing and acquiring multi-tenant shopping centers in our retail partnership business. During this time, we believe we have sharpened our ability to recognize the ideal location of high-end shopping centers and single-tenant properties that can create long-term value which we define as Irreplaceable Corners. Recent downward pressure on single-tenant cap rates has resulted in higher priced single-tenant real estate. As a result, while the company will continue to invest in single-tenant properties located on Irreplaceable Corners, we anticipate strategically increasing our holdings of multi-tenant shopping centers. Multi-tenant shopping centers represent 62.5% of annualized rental income from properties owned as of December 31, 2004.
      Land — Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Sites purchased by the Company are in highly-populated, high-traffic corridors and have been reviewed for traffic and demographic pattern and history.
      Buildings — The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Multi-tenant buildings are generally 14,000 square feet and greater, and single-tenant buildings range from approximately 2,000 to 20,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.
      Leases — Primary lease terms range from five to 25 years. Generally, leases also provide for one to four five-year renewal options. Our retail properties are primarily leased on a “net” basis whereby the tenants are responsible, either directly or through landlord reimbursement, for the property taxes, insurance and operating costs such as water, electric, landscaping, maintenance and security. Generally, leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations or increases in the annual rental rates or both.
Location of Properties
      Based in Houston, AmREIT’s current focus is on property investments in Texas. Of our 61 properties, 28 are located in Texas, with 21 being located in the greater Houston metropolitan statistical area. These 21 properties represented 67% of our rental income for the year ended December 31, 2004. Our portfolio of assets tends to be located in areas we know well, and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe AmREIT can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we will outperform absentee landlords in these markets.
      Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in the Houston and Dallas economy could adversely affect us; however, general retail and grocery anchored shopping centers, which we primarily own, provide basic necessity-type items, and tend to be less affected by economic change.
      Additionally, according to the Greater Houston Partnership, Houston is the 4th most populous city in the nation, trailing only New York, Los Angeles and Chicago. If Houston was a state, it would rank 36th in population. It is among the nation’s fastest-growing and most diverse metropolitan areas and is growing faster than both the state of Texas and the nation. Since 1990 approximately 49% of Houston’s population growth has been from net migration with 78% of that growth attributed to international immigration. Houston’s economic base has diversified, sharply decreasing its dependence on upstream energy. Diversifying, or energy-independent, sectors account for 91% of net job growth in the economic base since 1987. Oil and gas exploration and production accounts for 11.2% of Houston’s Gross Area Product (GAP), down sharply from 21% as recently as 1985. The reduced role of oil and gas in Houston’s GAP reflects the rapid growth of such sectors as engineering services, health services and manufacturing. The Port of Houston in 2003 ranked first among U.S. ports in volume of foreign tonnage and is the world’s 6th largest port. Two major railroads and 150 trucking lines connect the Port to the balance of the continental United States, Canada and Mexico. Europe and Latin America are Houston’s top seaborne trading partners.
      A listing of our properties by property type and by location as of December 31, 2004, follows based upon gross leasable area (GLA):

Grocery-Anchored Shopping Centers	City	State	GLA	% Leased

MacArthur Park	Dallas	TX	198,443	100%
Plaza in the Park	Houston	TX	138,663	95%
Cinco Ranch	Houston	TX	97,297	100%

Grocery-Anchored Shopping Centers Total			434,403	98%

Multi-Tenant Shopping Centers	City	State	GLA	% Leased

Bakery Square	Houston	TX	34,614	100%
Uptown Plaza	Houston	TX	26,400	95%
Woodlands Plaza	The Woodlands	TX	20,018	100%
Sugarland Plaza	Sugarland	TX	16,750	100%
Terrace Shops	Houston	TX	16,395	100%
Copperfield Medical	Houston	TX	14,000	100%
Courtyard at Post Oak	Houston	TX	13,597	100%
San Felipe and Winrock**	Houston	TX	8,400	**

Multi-Tenant Shopping Centers Total			150,174	99%

Single-Tenant (Ground Leases)	City	State	GLA	% Leased

CVS Corporation	Houston	TX	13,824	100%
Darden Restaurants	Peachtree City	GA	6,867	100%
Carlson Restaurants	Hanover	MD	6,802	100%
410-Blanco**	San Antonio	TX	5,000	**
Bank of America	Houston	TX	4,420	100%
Comerica Bank**	Houston	TX	4,277	**
Washington Mutual	Houston	TX	3,685	100%
Washington Mutual	The Woodlands	TX	3,685	100%
Yum Brands*	Houston	TX	2,818	100%

Single-Tenant (Ground Leases) Total			51,378	100%

Single-Tenant (Fee Simple)	City	State	GLA	% Leased

Vacant*	Baton Rouge	LA	20,575	0%
Baptist Memorial Medical Plaza	Memphis	TN	15,000	100%
Comp USA	Roseville	MN	15,000	100%
Energy Wellness	Sugarland	TX	15,000	100%
Transworld Entertainment	Independence	MO	14,047	100%
Golden Corral	Houston	TX	12,000	100%
Golden Corral	Humble	TX	12,000	100%
Carlson Restaurants	Houston	TX	8,500	100%
Pier One Imports Inc.	Longmont	CO	8,014	100%
Hollywood Entertainment Corp.	Lafayette	LA	7,488	100%
Hollywood Entertainment Corp.	Ridgeland	MS	7,488	100%
Radio Shack Corporation	Dallas	TX	5,200	100%
IHOP Corporation #1483	Sugarland	TX	4,020	100%
IHOP Corporation #1737	Centerville	UT	4,020	100%
IHOP Corporation #4462	Memphis	TN	4,020	100%
IHOP Corporation #5318	Topeka	KS	4,020	100%
Payless Shoesources Inc.	Austin	TX	4,000	100%
AFC, Inc.	Atlanta	GA	2,583	100%
Jack in the Box Inc.	Dallas	TX	2,238	100%
Advance Auto* ** ****	Various	Various	49,000	**

Single-Tenant (Fee Simple) Total			214,213	88%

Single-Tenant (Leasehold)	City	State	GLA	% Leased

IHOP Corporation***	Various	Various	60,300	100%
Company Total GLA/% Leased			910,468	97%

*	Held for Sale

**	Under Development (GLA represents proposed leasable square footage)

***	IHOP leasehold properties are located in NM, LA, OR, VA, TX, CA, TN CO, VA, NY, OR, KS and MO. Each of the properties has a GLA of 4,020 square feet.

****	Advance Auto properties are located in MO and IL. Each of the properties has a proposed GLA of 7,000 square feet.

      The rental income generated by our properties during 2004 by state is as follows:

	Rental	Rental
State/City	Income	Concentration

Texas — Houston	$7,879	67.4%
Texas — Dallas	244	2.1%
Texas — other	323	2.8%

Total Texas	8,446	72.3%

Louisiana	373	3.2%
Tennessee	517	4.4%
Minnesota	268	2.3%
Missouri	256	2.2%
Kansas	253	2.2%
Colorado	246	2.1%
Georgia	198	1.7%
Oregon	181	1.6%
Virginia	172	1.5%
Utah	161	1.4%
Mississippi	155	1.3%
Maryland	142	1.2%
New York	124	1.1%
California	111	0.9%
New Mexico	85	0.6%
Illinois	—	—

Total	$11,688	100.0%

Grocery-anchored Shopping Centers
      Our grocery-anchored shopping centers comprise 41.8% of our annualized rental income from the properties owned as of December 31, 2004. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complimentary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results. Refer to Kroger’s filings with the SEC website at www.sec.gov.
      All of our grocery-anchored center leases provide for the monthly payment of base rent plus operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants, with any underpayment being billed to the tenant. Generally these are net lease terms and allow the landlord to recover all of its operating expenses without the limitation of expense stops.
      Our grocery-anchored shopping center leases range from five to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $21 thousand to $1.0 million per year.

Multi-tenant Shopping Centers
      As of December 31, 2004, AmREIT owned eight multi-tenant shopping centers, including one under development, representing approximately 150,000 leaseable square feet. Our shopping center properties are primarily neighborhood and community strip centers, ranging from 8,400 to 35,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complimentary array of services to support the local retail consumer. All of our centers are located in the greater Houston area, and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average.
      All of our shopping center leases provide for the monthly payment of base rent plus operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants, with any underpayment being billed to the tenant.
      Our shopping center leases range from five to twenty years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $26 thousand to $310 thousand per year and typically allow for rental increases, or bumps, periodically through the life of the lease.
Single-tenant Properties
      As of December 31, 2004, AmREIT owned 50 single-tenant properties, representing approximately 326,000 leaseable square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.
      Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.
      The primary term of the single-tenant leases ranges from ten to 25 years. All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $61 thousand to $595 thousand per year.
Land to be Developed
      As part of our investment objectives, we will invest in land to be developed on Irreplaceable Corners. A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or multi-tenant strip center. As of December 31, 2004, AmREIT directly held three sites to be developed, as further discussed below.
      4-10 & Blanco is a 1.329 acre pad site located at the intersection of Loop 410 and Blanco Road in San Antonio, Texas. We are currently in discussions with two potential tenants for lease of this space, including a national bank. Research Forest @ Six Pines is a 1.608 acre pad site located at the intersection of Research Forest and Six Pines, in The Woodlands, Texas. We recently entered into a ground lease on this property with Comerica.
      San Felipe and Winrock is an approximately two acre pad site located at the intersection of San Felipe and Winrock near the Tanglewood residential community in Houston, Texas. The property was purchased in

November 2003. Subsequent to the purchase, AmREIT entered into a long-term ground lease with Bank of America for approximately one acre, off the corner intersection. Rental income under the ground lease commenced in November 2004. AmREIT is holding the remaining one acre and is in leasing discussions with a number of national tenants.
Property Acquisitions and Dispositions
      During 2004, AmREIT acquired $105.2 million in assets through the acquisition of five multi-tenant retail properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Further details regarding these acquisitions follows:

Grocery-anchored Shopping Centers
      On December 27, 2004, AmREIT acquired MacArthur Park Shopping Center, a Kroger anchored shopping center consisting of 198,443 square feet located on approximately 23.3 acres. The property, which was acquired from Regency Centers, is located in Dallas, Texas at the northwest intersection of I-635 and MacArthur Boulevard in the heart of Las Colinas, an affluent residential and business community. The property is surrounded by Fortune 500 companies such as ExxonMobil, Citigroup, and Sabre. The property was acquired for cash and the assumption of long-term fixed-rate debt. The Kroger lease is for 20 years, containing approximately 63,000 square feet, expiring in November 2020. The shopping center was 100 percent occupied as of December 31, 2004, and the weighted average remaining lease term for the project is 8.1 years.
      On July 1, 2004, AmREIT acquired Plaza in the Park, a 138,663 square-foot Kroger anchored shopping center located on approximately 12.2 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. The Kroger store in Plaza in the Park expanded during 2004, making it the largest Kroger grocery store in the state. The property was acquired for cash and the assumption of long-term fixed-rate debt. The weighted average remaining lease term for the project is 9.2 years. The Kroger lease is for 20 years, containing approximately 82,000 square feet, expiring in August 2017. The shopping center was 95 percent occupied as of December 31, 2004.
      On July 1, 2004, AmREIT acquired Cinco Ranch, a 97,297 square-foot Kroger anchored shopping center located on approximately 11.1 acres. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas, a suburb of Houston. The property was acquired for cash and the assumption of long-term fixed-rate debt. The weighted average remaining lease term for the project is 13.5 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023. The shopping center was 100 percent occupied as of December 31, 2004.

Multi-tenant Shopping Centers
      On July 21, 2004, AmREIT acquired Bakery Square Shopping Center, a 34,614 square-foot retail project including a free standing Walgreens and a shopping center anchored by Bank of America. This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property was acquired for cash and the assumption of long-term fixed-rate debt. The weighted average remaining lease term for the shopping center is 4.4 years. The Walgreens lease covers 15,210 square feet and is non-cancelable until October 31, 2016, with Walgreens having the option to renew the lease every five years thereafter until the lease expires on October 31, 2056. The shopping center was 100 percent occupied as of December 31, 2004.
      On June 15, 2004, AmREIT acquired Courtyard at Post Oak, consisting of a 4,013 square-foot, free standing building occupied by Verizon Wireless and a 9,584 square-foot, multi-tenant shopping center occupied by Ninfa’s Restaurant and Dessert Gallery. The property is located at the northwest intersection of Post Oak and San Felipe in Houston, Texas which is the heart of the Uptown Houston area, the most significant retail corridor in the Greater Houston area. The property was acquired for cash. The weighted average remaining lease term for the project is 4.7 years.

Single-tenant Properties
      For the year ended December 31, 2004 AmREIT sold six single-tenant non-core properties, resulting in a net gain of $861 thousand after including impairment charges of $1.1 million on these properties which were recognized during 2004. The cash proceeds from the sale of the five properties were approximately $11.1 million after paying down debt of $1.4 million.

Item 3.	Legal Proceedings
      The Company does not have any material legal proceedings pending.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to shareholders during the fourth quarter of the fiscal year.
PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
      As of December 31, 2004, there were approximately 760 holders of record for 3,453,651 of the Company’s class A common shares outstanding on such date, net of 9,116 shares held in treasury. AmREIT’s class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the corresponding period since the commencement of trading on July 23, 2002.

Calendar Period	High	Low	Dividends

2004
Fourth Quarter	$8.32	$7.45	$.122
Third Quarter	$8.20	$6.60	$.120
Second Quarter	$7.35	$6.30	$.118
First Quarter	$7.20	$6.25	$.116
2003
Fourth Quarter	$6.68	$6.30	$.114
Third Quarter	$6.56	$6.15	$.112
Second Quarter	$6.80	$6.10	$.111
First Quarter	$6.80	$6.05	$.109
      The payment of any future dividends on its class A common shares by AmREIT is dependent upon applicable legal and contractual restrictions, including the provisions of the class B, C and D common shares, as well as its earnings and financial needs.
      As of December 31, 2004, there were approximately 1,090 holders of record for 2,246,283 of the Company’s class B common shares. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. They receive a fixed 8.0% cumulative and preferred dividend, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. The shares are callable by the Company beginning July 2005 on a “one for one” basis with our Class A shares, or $20.18 in cash, at the holders option.
      As of December 31, 2004, there were approximately 1,365 holders of record for 4,079,174 of the Company’s class C common shares. The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a seven-year lock out period based on 110% of invested capital, at the holder’s option. The shares are callable by the Company three years from issuance based on a 10% conversion premium.
      As of December 31, 2004, there were approximately 689 holders of record for 2,090,765 of the Company’s class D common shares. The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares receive a fixed 6.5% annual dividend, paid in monthly installments, and are convertible into the class A common shares after a seven-year lock out period based on 107.7% of invested capital, at the holder’s option. The shares are callable by the Company one year from issuance based on the pro rata conversion premium on invested capital of 7.7%.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and accompanying Notes in “Item 8. Financial Statements and Supplementary Data” and the financial schedule included elsewhere in this Form 10-K.
AmREIT
Selected Historical
Consolidated Financial and Other Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2001	2000

Balance sheet data (at end of period)
Real estate investments before accumulated depreciation	$160,592,291	$70,539,056	$47,979,848	$30,726,025	$30,020,340
Total assets	203,150,530	101,326,607	73,975,753	38,828,393	36,522,276
Notes payable	105,964,278	48,484,625	33,586,085	16,971,549	15,472,183
Other data
Funds from operations, available to class A(1)	(2,032,000)	603,000	(845,000)	979,000	223,000
Adjusted funds from operations, available to class A(2)	2,070,000	1,520,000	1,060,000	979,000	223,000
Operating Data
Revenues	21,758,780	10,289,742	6,099,654	4,350,966	2,345,390
Operating expenses(3)	18,591,002	8,686,171	6,524,874	3,274,324	2,137,379
Other expenses (income)	2,457,271	1,773,257	1,578,472	1,735,565	1,866,743
Income from discontinued operations(4)	(1,949,020)	1,381,190	1,344,919	1,449,431	1,446,240
Gain (loss) on sale of real estate acquired for resale	1,826,500	787,245	—	—	—

Net income (loss)	$587,987	$1,998,749	$(658,773)	$790,508	$(212,492)
Net income (loss) available to class A shareholders	$(3,865,575)	$56,093	$(1,524,066)	$790,508	$(212,492)

Net (loss) income per class A common share — basic and diluted
(Loss) income before discontinued operations	$(1.15)	$(0.76)	$(1.16)	$(0.28)	$(0.70)
(Loss) income from discontinued operations	(0.04)	0.78	0.54	0.62	0.61

Net income (loss)	$(1.19)	$0.02	$(0.62)	$0.34	$(0.09)

Distributions per share — class A	0.48	$0.45	$0.35	$0.26	$0.10

(1)	AmREIT has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as “extraordinary items” under generally accepted accounting principles. The Company considers FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. AmREIT’s computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of AmREIT’s performance, or of cash flows as a measure of liquidity. Please see reconciliation of Income (loss) before discontinued operations to FFO in Item 7 below under Funds From Operations.

(2)	Based on the adherence to the NAREIT definition of FFO, we have not added back the $1.7 million, $915 thousand or $1.90 million charge to earnings during 2004, 2003 and 2002, respectively, resulting from shares issued to Mr. Taylor as deferred merger cost stemming from the sale of his advisory company to AmREIT in June 1998. Additionally, we have not added back the $2.4 million charge to earnings for the year ended December 31, 2004, resulting from two asset impairments and corresponding write-downs of value. Adding these charges back to earnings would result in Adjusted FFO of $2.07 million, $1.52 million and $1.06 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Operating expenses for the years ended December 31, 2004, 2003 and 2002 include a charge of $1.7 million, $915 thousand and $1.9 million, respectively, resulting from shares issued to Mr. Taylor as deferred merger cost stemming from the sale of his advisory company to AmREIT in June 1998.

(4)	Income from discontinued operations in 2004 includes an impairment charge of $2.4 million, resulting from two asset impairments and corresponding write-downs of value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      Certain information presented in this Form 10-K constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company’s debt or equity capital, the ability of the Company to locate suitable tenants for its properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties and the ability to meet development schedules.
      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.
Executive Overview
      AmREIT (AMEX: AMY) is an internally advised, self-managed equity real estate investment trust (REIT) with a 20-year history of delivering results to our investors. Based in Houston, AmREIT manages, acquires and develops Irreplaceable Corners — which we define as premier retail frontage properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Our portfolio consists of shopping centers anchored by market-dominant tenants such as Kroger, Barnes & Noble and Walgreens and are supported by specialty retailers such as GAP, Starbucks, Hallmark and Verizon Wireless. Our business structure drives our growth and consists of a publicly traded REIT that is supported by three synergistic businesses — a wholly-owned real estate operating and development business, an NASD-registered broker-dealer securities business and a merchant development retail partnership business. This flexible structure allows AmREIT access to multiple avenues of low-cost capital which can be deployed efficiently and accretively for our shareholders. In addition, our business structure cultivates growth both internally and externally, distinguishing AmREIT as a value creator, a growth company and a source of dependable monthly income.
      AmREIT’s goal is to deliver dependable, monthly income for our shareholders. In so doing, AmREIT strives to increase and maximize Funds from Operations (FFO) per share by issuing long-term capital through both the NASD independent financial planning marketplace and potentially through underwritten offerings, and investing the capital in accretive real estate properties, acquired or developed, on Irreplaceable Corners. Additionally, we strive to maintain a conservative balance sheet by keeping a debt to gross asset value ratio of less than 55%. As of December 31, 2004, our ratio of debt to gross asset value was less than 55%.
      At December 31, 2004, AmREIT directly owned a portfolio of 61 properties located in 17 states, subject to long-term leases with retail tenants. In addition, AmREIT owns partial interests in 14 properties through joint ventures or partnerships. Eleven of our 61 properties are multi-tenant shopping centers and comprised 62.5.% of our annualized rental income from properties owned as of December 31, 2004. Fifty of the properties are single-tenant properties and comprised approximately 37.5% of our annualized rental income from properties owned as of December 31, 2004. In assessing the performance of the Company’s properties, management evaluates the occupancy of the Company’s portfolio. Occupancy for our operating properties was 96.6% as of December 31, 2004 as compared to 92.4% as of December 31, 2003. We have been developing and acquiring multi-tenant shopping centers for almost ten years in our retail partnership business. During that time, we believe we have sharpened our ability to recognize the high-end grocery-anchored, strip center, lifestyle center and single-tenant properties that can create long-term value. With the downward pressure on single-tenant cap rates, resulting in higher priced real estate, management anticipates strategically increasing its holdings of multi-tenant shopping centers. Management expects to increase total assets from $203 million as of December 31, 2004 to approximately $400 million by mid-2006. Through its class C and D common share offerings, the Company raised approximately $46.4 million in capital in 2004, which along with debt financing, financed $105.2 million in property acquisitions and developments in 2004.
      In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available at the time. Such capital sources may include proceeds from public or private offerings of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, acquisitions of the Company’s affiliated entities or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations.
      Management expects that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2005 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and replace them with high-quality grocery-anchored, lifestyle and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. With respect to additional growth opportunities, we currently have over $100 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management has budgeted for an increase in interest rates during 2005. As of December 31, 2004, approximately 65% of our outstanding debt had a long-term fixed interest rate with an average term of seven years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.
Summary of Critical Accounting Policies
      The results of operations and financial condition of the Company, as reflected in the accompanying financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company’s tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for doubtful accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.
      Revenue Recognition — The Company leases space to tenants under agreements with varying terms. The majority of the leases are accounted for under the operating method with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.
      The Company has been engaged to provide various services, including development, construction management, property management, leasing and brokerage. The fees for these services are generally calculated as a percentage of revenues earned or to be earned and of property cost, as appropriate. Such fees are recognized as services are provided.
      Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.
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
      Valuation of Receivables — An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.
      Real Estate Acquisitions — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations”(“SFAS 141”) Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Liquidity and Capital Resources
      At December 31, 2004 and 2003, the Company’s cash and cash equivalents totaled $3.0 million and $2.0 million, respectively. Cash flows from operating activities, investing activities and financing activities for the three years ended December 31 are as follows (in thousands):

	2004	2003	2002

Operating activities	$7,250	$925	$3,459
Investing activities	(53,665)	(21,719)	(14,851)
Financing activities	47,344	20,319	13,672
      Cash flow from operating activities and financing activities have been the principal sources of capital to fund the Company’s ongoing operations and dividends. As AmREIT deploys the capital raised, and expected to be raised, from its equity offerings into income producing real estate, we anticipate that cash flow from operations will provide adequate resources for future ongoing operations and dividends. AmREIT’s cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, are expected to provide the necessary capital to maintain and operate our properties as well as execute our growth strategies.
      Additionally, as part of its investment strategy, AmREIT constantly evaluates its property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Cornerstm and other core assets. As we continue to raise capital, we anticipate growing and increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income producing retail real estate assets. During 2004, this was evidenced through the purchases of Courtyard at Post Oak, a 14 thousand square foot community shopping center, Plaza in the Park, a 139 thousand square foot grocery-anchored shopping center, Cinco Ranch Plaza, a 97 thousand square foot grocery-anchored shopping center, Bakery Square, a 35 thousand square foot community shopping center and MacArthur Park, a 198 thousand square foot grocery-anchored shopping center. Management determined during the fourth quarter of 2004 that the Company would begin marketing the vacant Just For Feet property located in Baton Rouge, LA. As a result, an impairment on such property was recorded in the amount of $1.3 million during the fourth quarter of 2004, and the property has been reflected as held for sale as of December 31, 2004.
      In June 2004, AmREIT began marketing its class D common share offering, a $170 million publicly registered, non-traded common share offering, offered through the independent financial planning community. The class D common shares have a stated, non-preferred 6.5% annual dividend, paid monthly, are eligible for conversion into the Company’s class A common shares at any time after a seven-year lock out period for a 7.7% premium on invested capital and are callable by the Company after one year. The Company will utilize the proceeds from the sale of the class D shares primarily to pay down debt or acquire additional properties. At December 31, 2004, the Company had raised approximately $20.9 million through the sale of the class D common shares, including shares issued through the dividend reinvestment program.
      Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased $6.3 million for the year ended December 31, 2004 when compared to the year ended December 31, 2003. This increase was primarily driven by a couple of factors. Our income before the effect of depreciation and amortization, impairment and merger costs increased by $3.0 million in 2004 compared to 2003. Such increase was driven by the significant multi-tenant property acquisitions made during 2004. Additionally, during 2004, we invested $2.8 million less than in 2003 in real estate acquired for resale and generated an additional $494 thousand in proceeds from sale of such properties during 2004 compared to 2003. Our investments in real estate acquired for resale have historically been in single-tenant properties, and we reduced our single-tenant acquisition activity during 2004 due to the continued compression of single-tenant cap rates.
      Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows increased from $21.7 million in 2003 to $53.7 million in 2004. Cash flows used in investing activities has been primarily related to our increased multi-tenant retail property acquisition activity during 2004 as described above. These investments were funded through a combination of capital raised through both the class C and D common share offerings and debt financing, including the assumption of existing debt on certain acquisitions. These investing outflows were partially offset by the collection during 2004 of a $1.0 million note receivable funded during 2003 as well as an increase of $2.4 million in proceeds from the sale of investment properties during 2004 versus 2003. For the year ended December 31, 2004 AmREIT sold two single-tenant non-core properties held for investment resulting in cash proceeds of $5.9 million versus proceeds of $3.5 million during 2003 from the sale of two single-tenant properties held for investment.
      Cash flows provided by financing activities increased from $20.3 million during 2003 to $47.3 million during 2004. Cash flows provided by financing activities were primarily generated by ASC through our class C and D common share offerings. Net proceeds generated from ASC’s capital-raising activities increased during 2004 by $28.6 million over 2003 proceeds. The full amount of these net proceeds was used to purchase Irreplaceable Corners or to pay down debt. This increase in net offering proceeds was partially offset by a $1.1 million increase in dividends paid to A, B, C and D shareholders. This dividend increase was a result of an increase in the class A share dividends as well as the issuance of additional shares during 2004. AmREIT has begun to market its class D common share offering, a $170 million common share offering, offered through the independent financial planning community, and through December 31, 2004 has raised approximately $20.9 million, including shares issued through the dividend reinvestment program. One advantage of raising capital through the independent financial planning marketplace is the capital is received on a daily basis, allowing for a scaleable matching of real estate projects. Our first priority is to deploy the capital raised, and then to moderately leverage the capital, while maintaining our philosophy of a conservative balance sheet.
      The Company has an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $41 million subject to the value of unencumbered assets. In October 2004, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At December 31, 2004, the Company was in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon the Company’s debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of December 31, 2004, the interest rate was LIBOR plus 2.35%. As of December 31, 2004, $38.0 million was outstanding under the Credit Facility. The Company has approximately $3.0 million available under its line of credit, subject to Lender approval on the use of the proceeds. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments.
Contractual Obligations
      As of December 31, 2004, the Company had the following contractual debt obligations (see also Note 7 the consolidated financial statements for further discussion regarding the specific terms of our debt):

	2005	2006	2007	2008	2009	Thereafter	Total

Unsecured debt:
Revolving credit facility*	$38,014	$—	$—	$—	$—	$—	$38,014
5.46% dissenter notes	—	—	—	—	—	760	760
Secured debt**	1,103	1,184	1,271	14,775	2,338	45,186	65,857
Interest*	5,577	4,240	4,164	4,077	3,108	24,502	45,668
Non-cancelable operating lease payments	228	224	224	224	146	—	1,046

Total contractual obligations	$44,922	$5,648	$5,659	$19,076	$5,592	$70,448	$151,345

*	Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed rate loans. Our revolving credit facility is a variable-rate debt instrument, and its outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($38 million) and the interest rate as of December 31, 2004 (4.4%) remain constant throughout all periods presented.

**	Secured debt as shown above is $1.3 million less than total secured debt as reported due to the premium recorded on above-market debt assumed in conjunction with certain of our 2004 property acquisitions.

      During 2004, the Company paid dividends to its shareholders of $6.0 million, compared with $3.2 million in 2003. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follows (in thousands):

	Class A	Class B	Class C	Class D

2004
Fourth Quarter	$418	$416	$727	$224
Third Quarter	$410	$425	$710	$33
Second Quarter	$383	$429	$677	N/A
First Quarter	$345	$434	$379	N/A
2003
Fourth Quarter	$320	$437	$156	N/A
Third Quarter	$308	$443	$15	N/A
Second Quarter	$310	$439	N/A	N/A
First Quarter	$307	$453	N/A	N/A
      Until properties are acquired by the Company, the Company’s funds are used to pay down outstanding debt under the Credit Facility. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.
      Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenues
      Total revenues increased by $11.5 million or 112% in 2004 as compared to 2003 ($21.8 million in 2004 versus $10.3 million in 2003). Rental revenues increased by $5.8 million or 95.1% in 2004 as compared to 2003. Of this increase, $3.2 million is related to rental revenues from properties that we acquired during the year. In addition, $1.8 million of the increase in rental revenues is related to a full year of rental revenue recorded during 2004 from the properties that were acquired in 2003. Additionally, portfolio occupancy at December 31, 2004 was 96.6%, which is an increase compared to 2003 occupancy of 92.4%.
      Securities commission income increased by $4.7 million or 159% in 2004 as compared to 2003. This increase in securities commission income is due to increased capital being raised through our broker-dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During 2004, AmREIT and its affiliated retail partnerships raised approximately $71.7 million, as compared to approximately $28.4 million during 2003. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms.

Expenses
      General operating and administrative expense increased by $2.3 million, or 67%, during 2004 to $5.7 million compared to $3.4 million in 2003. This increase is primarily due to increases in personnel necessitated by the growth in the portfolio as well as an increase in property costs. During the year, the Company increased its total number of employees by 54% which resulted in an increase in compensation expense of $1.4 million. By building our various teams, we have not only been able to grow revenue and Funds From Operations, but believe that we will be able to sustain and further enhance our growth.

      Property expense increased $1.1 million or 235% in 2004 as compared to 2003 ($1.6 million in 2004 versus $466 thousand in 2003) primarily as a result of the significant property acquisitions made during the year.
      Commission expense increased by $3.65 million or 160% from $2.29 million in 2003 to $5.94 million in 2004. This increase is attributable to increased capital-raising activity through ASC during 2004 as discussed in “Revenues” above.
      Depreciation and amortization increased by $1.3 million, or 183%, to $2.0 million in 2004 compared to $720 thousand in 2003. The increased depreciation and amortization is related to the significant property acquisitions made during 2004.
      Deferred merger costs increased by $767 thousand, or 84%, to $1.7 million in 2004 compared to $915 thousand in 2003. The deferred merger cost is related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.

Other
      Income from non-consolidated affiliates increased by $809 thousand, or 259%, to $1.1 million in 2004. This increase is primarily attributable to $869 thousand recognized from our general partner interest in AOF, one of our retail partnerships which is currently in liquidation.
      Interest expense increased by $1.2 million, or 56%, to $3.4 million in 2004. The increase in interest expense is primarily due to the assumption of debt associated with the property acquisitions during the year. We assumed a total of $44.8 in debt, net of a premium of $1.4 million, as a result of these property acquisitions.
      Gain on real estate acquired for re-sale increased $1.0 million to $1.8 million in 2004 from $787 thousand in 2003. The gain recognized in 2004 is a result of selling three properties, two of which were acquired during 2003 and one which was acquired in 2004 with the intent to resell after a short holding period.
Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenues
      Total revenues increased by $4.2 million or 69% in 2003 as compared to 2002 ($10.3 million in 2003 versus $6.1 million in 2002). Rental revenues increased by 60%, or $2.3 million, from $3.8 million in 2002 to $6.1 million in 2003. Of this increase, $1.96 million was related to a full year of rental revenue and earned income recorded during 2003 from the properties acquired either directly or through the affiliated partnership merger in 2002, and $565 thousand was related to acquisitions made during the year. Portfolio occupancy at December 31, 2003 was 92.4%, which was a slight decrease compared to 2002 occupancy of 95.2%. This decrease is mainly due to a vacancy at one of our Wherehouse Entertainment properties during 2003.
      On January 21, 2003, Wherehouse Entertainment filed for a voluntary petition of relief under Chapter 11 of the federal bankruptcy code. AmREIT owned two Wherehouse Entertainment properties in 2003, one located in Independence, Missouri, and the other located in Wichita, Kansas. Through court proceedings, Wherehouse affirmed the lease at the Missouri location and vacated the Kansas location. We subsequently sold the Kansas property in 2004.
      Securities commission income increased by $2.11 million, from $847 thousand in 2002 to $2.96 million in 2003. This increase in securities commission income was due to increased capital being raised through our broker-dealer company, AmREIT Securities Company (ASC) during 2003. As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. During 2003, AmREIT and its affiliated retail partnerships raised approximately $28.4 million, as compared to approximately $8.5 million during 2002. This increase in commission income is somewhat mitigated by a corresponding increase in commission expense paid to other third party broker-dealer firms.

Expenses
      Commission expense increased by $1.63 million, from $653 thousand in 2002 to $2.29 million in 2003. This increase is attributable to increased capital-raising activity through ASC during 2003 as discussed in “Revenues” above.
      General and operating expense increased $932 thousand, from $2.5 million in 2002 to $3.4 million in 2003. The increase in general and operating expense was primarily due to additional personnel and the associated salary and benefits costs related to these individuals. During 2003, the Company added members to each of the operating teams, including one individual on the accounting and finance team, four on the real estate team (property management, legal, acquisitions and leasing) one in corporate communications, one on the securities team and two clerical and administrative support positions. Compensation expense increased $941 thousand during 2003.
      Deferred merger costs decreased by $990 thousand, from $1.90 million in 2002 to $915 thousand in 2003. The deferred merger cost was related to deferred consideration payable to Mr. Taylor as a result of the acquisition of our advisor, which was owned by Mr. Taylor in 1998. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increases its outstanding equity. At December 31, 2003, Mr. Taylor had received approximately 659 thousand class A common shares, and was eligible to receive an additional 241 thousand shares as additional equity was raised by the Company.
Funds From Operations
      AmREIT considers FFO to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. AmREIT calculates its FFO in accordance with this definition. Most industry analysts and equity REITs, including AmREIT, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by AmREIT is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

      Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:

	2004	2003	2002

Income (loss) — before discontinued operations	$711	$(169)	$(2,003)
(Loss) income — from discontinued operations	(123)	2,168	1,345
Plus depreciation of real estate assets — from operations	1,897	713	451
Plus depreciation of real estate assets — from discontinued operations	74	146	179
Less (gain) loss on sale of real estate assets acquired for investment	(137)	(312)	48
Less class B, C & D distributions	(4,454)	(1,943)	(865)

Total Funds From Operations available to class A shareholders*	$(2,032)	$603	$(845)
Cash dividends paid to class A shareholders	$1,556	$1,245	$866

Dividends in excess of FFO*	$(3,588)	$(642)	$(1,711)

*	Based on adherence to the NAREIT definition of FFO, we have not added back the $1.7 million, $915 thousand or $1.9 million charge to earnings during 2004, 2003 and 2002, respectively, resulting from shares issued to Mr. Taylor as the deferred merger consideration. Additionally, we have not added back the $2.4 million charge to earnings for the year ended December 31, 2004, resulting from two asset impairments and corresponding write-downs of value. Adding these charges back to earnings would result in $2.07 million, $1.52 million and $1.06 million adjusted funds from operations available to class A shareholders, respectively and in adjusted FFO in excess of dividends available to class A shareholders of $498 thousand, $272 thousand and $193 thousand, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to interest-rate changes primarily related to the variable interest rate on the line of credit and related to the refinancing of long-term debt which currently contains fixed interest rates. Our interest-rate risk management objective is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates. We currently do not use interest-rate swaps or any other derivative financial instruments as part of our interest-rate risk management approach.
      At December 31, 2004, approximately $68.0 million of our total debt obligations have fixed rate terms and have an estimated fair value of $70.3 million. Approximately $38.0 million of our total debt obligations have variable rate terms, and the carrying value of such debt is therefore representative of its fair value as of December 31, 2004. In the event interest rates were to increase 100 basis points, annual net income, funds from operations and future cash flows would decrease by $380 thousand based upon the variable-rate debt outstanding at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
      (a) (1) Financial Statements
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets as of December 31, 2004 and 2003
      Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
      Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002
        (2) Financial Statement Schedule
      Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004.
Changes in Internal Controls
      There has been no change to our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable

PART III

Item 10.	Directors and Trust Managers of the Registrant
      Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2005 in connection with our Annual Meeting of Shareholders to be held on June 2, 2005.

Item 11.	Executive Compensation
      Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2005 in connection with our Annual Meeting of Shareholders to be held on June 2, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      We are authorized to grant stock options up to an aggregate of 712,192 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as December 31, 2004:

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities		Future Issuances Under
	to be Issued	Weighted Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	—	—	712,192
Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2005 in connection with our Annual Meeting of Shareholders to be held on June 2, 2005.

Item 14.	Principal Accountant Fees and Services
      Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2005 in connection with our Annual Meeting of Shareholders to be held on June 2, 2005.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)	Exhibits

3.1		Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2		By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.1		Revolving Credit Agreement, dated November 6, 1998, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.2		Amended and Restated Revolving Credit Agreement, effective August 1, 2000, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $13,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.3		Revolving Credit Agreement, effective September 4, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $20,000,000 loan (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.4		Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

21		Subsidiaries of the Company.

31	.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 30, 2004.

31	.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 30, 2004.

32	.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
      (b) Reports on Form 8-K
      Current report on Form 8-K dated and filed with the Commission on December 28, 2004 contained information under Item 2.01 (Completion of Acquisition or Disposition of Assets), Item 2.06 (Material Impairments) and Item 9.01 (Financial Statements and Exhibits).
      Current report on Form 8-K dated and filed with the Commission on December 20, 2004 contained information under Item 1.01 (Entry into a Material Definitive Agreement).
      Current report on Form 8-K dated and filed with the Commission on November 12, 2004 contained information under Item 2.02 (Results of Operations and Financial Condition) and Item 9.01 (Financial Statements and Exhibits).
      Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 31st of March 2005 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor

H. Kerr Taylor,
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor H. KERR TAYLOR	President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Robert S. Cartwright, Jr. ROBERT S. CARTWRIGHT, JR.,	Trust Manager	March 31, 2005

/s/ G. Steven Dawson G. STEVEN DAWSON,	Trust Manager	March 31, 2005

/s/ Philip W. Taggart PHILIP W. TAGGART,	Trust Manager	March 31, 2005

/s/ Chad C. Braun CHAD C. BRAUN,	Chief Financial Officer, Executive Vice President and Secretary (Principal Accounting Officer)	March 31, 2005

AMREIT AND SUBSIDIARIES
      All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AmREIT:
      We have audited the accompanying consolidated balance sheets of AmREIT and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP
Houston, Texas
March 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Real estate investments at cost:
Land	$68,137,786	$36,242,482
Buildings	88,211,128	33,906,917
Tenant improvements	4,243,377	389,657

	160,592,291	70,539,056
Less accumulated depreciation and amortization	(3,561,494)	(2,520,633)

	157,030,797	68,018,423
Real estate held for sale, net	6,325,643	4,384,342
Net investment in direct financing leases held for investment	19,218,854	22,046,210
Investment in retail partnerships and other affiliates	1,978,568	544,892

Net real estate investments	184,553,862	94,993,867
Cash and cash equivalents	2,960,377	2,031,440
Tenant receivables	1,338,044	1,039,220
Accounts receivable	36,547	36,279
Accounts receivable — related party	909,825	201,774
Notes receivable	—	999,777
Deferred costs	1,040,461	672,278
Intangible lease cost, net	10,627,959	613,171
Other assets	1,683,455	738,801

TOTAL ASSETS	$203,150,530	$101,326,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$105,964,278	$48,484,625
Accounts payable and other liabilities	4,829,231	3,102,048
Below market leases, net	2,503,898	—
Security deposits	368,267	97,040

TOTAL LIABILITIES	113,665,674	51,683,713

Minority interest	1,114,709	846,895
Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 3,462,767 and 2,939,404 shares issued, respectively	34,628	29,394
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 2,246,283 and 2,362,522 shares issued, respectively	22,463	23,625
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,079,174 and 1,402,788 shares issued, respectively	40,792	14,028
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 2,090,765 and 0 shares issued, respectively	20,908	—
Capital in excess of par value	104,114,487	59,350,988
Accumulated distributions in excess of earnings	(15,037,804)	(9,616,551)
Deferred compensation	(770,336)	(143,710)
Cost of treasury shares, 9,116 and 133,822 Class A shares, respectively	(54,991)	(861,775)

TOTAL SHAREHOLDERS’ EQUITY	88,370,147	48,795,999

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,150,530	$101,326,607

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

Revenues:
Rental income from operating leases	$9,778,242	$4,036,789	$2,390,007
Earned income from direct financing leases	2,029,290	2,015,123	1,383,532
Real estate fee income	1,851,582	1,031,201	1,222,944
Securities commission income	7,656,145	2,958,226	846,893
Asset management fee income	361,344	240,465	252,072
Interest and other income	82,177	7,938	4,206

Total revenues	21,758,780	10,289,742	6,099,654

Expenses:
General operating and administrative	5,719,301	3,418,994	2,487,431
Property expense	1,560,790	466,225	313,498
Legal and professional	1,646,303	877,979	679,154
Securities commissions	5,942,685	2,288,027	653,034
Depreciation and amortization	2,040,053	720,258	487,387
Deferred merger costs	1,681,870	914,688	1,904,370

Total expenses	18,591,002	8,686,171	6,524,874

Operating income (loss)	3,167,778	1,603,571	(425,220)
Other income (expense):
Income from retail partnerships and other affiliates	1,121,100	312,147	416,904
Federal income tax (expense) benefit for taxable REIT subsidiary	(15,799)	254,041	(61,721)
Interest expense	(3,375,499)	(2,160,890)	(1,625,645)
Minority interest in income of consolidated joint ventures	(187,073)	(178,555)	(308,010)

Income (loss) before discontinued operations	710,507	(169,686)	(2,003,692)
(Loss) income from discontinued operations	(1,949,020)	1,381,190	1,344,919
Gain on sales of real estate acquired for resale	1,826,500	787,245	—

(Loss) income from discontinued operations	(122,520)	2,168,435	1,344,919

Net income (loss)	587,987	1,998,749	(658,773)
Distributions paid to class B, C and D shareholders	(4,453,562)	(1,942,656)	(865,293)

Net (loss) income available to class A shareholders	$(3,865,575)	$56,093	$(1,524,066)

Net (loss) income per class A common share — basic and diluted
Loss before discontinued operations	$(1.15)	$(0.76)	$(1.16)
(Loss) income from discontinued operations	$(0.04)	$0.78	$0.54

Net (loss) income	$(1.19)	$0.02	$(0.62)

Weighted average class A common shares used to compute net (loss) income per share, basic and diluted	3,251,285	2,792,190	2,469,725

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002

			Accumulated
		Capital in	Distributions		Cost of
	Common Shares	Excess of Par	in Excess of	Deferred	Treasury
	Amount	Value	Earnings	Compensation	Shares	Total

Balance at December 31, 2001	$23,856	$21,655,852	$(6,037,757)	$—	$(288,170)	$15,353,781
Net loss	—	—	(658,773)	—	—	(658,773)
Issuance of common shares, Class A	3,023	1,901,347	—	—	—	1,904,370
Issuance of common shares, Class A — for class B conversion	1,248	—				1,248
Issuance of common shares, Class B, net of 124,750 shares that converted to Class A	24,642	23,468,401	—	—	—	23,493,043
Issuance of restricted shares, Class A	250	157,017	—	(256,877)	185,119	85,509
Amortization of deferred compensation	—	—	—	51,524	—	51,524
Repurchase of common shares, Class A (46,069 shares)	—	—	—	—	(294,138)	(294,138)
Distributions	—	—	(1,730,316)	—	—	(1,730,316)

Balance at December 31, 2002	$53,019	$47,182,617	$(8,426,846)	$(205,353)	$(397,189)	$38,206,248

Net income	—	—	1,998,749	—	—	1,998,749
Issuance of common shares, Class A	1,017	—	—	—	—	1,017
Conversion of common shares, Class B	(1,017)	—	—	—	—	(1,017)
Issuance of restricted shares, Class A	—	15,184	—	(152,819)	137,635	—
Amortization of deferred compensation	—	—	—	214,462	—	214,462
Repurchase of common shares, Class A (92,700 shares)	—	—	—	—	(602,221)	(602,221)
Issuance of common shares, Class C	14,028	12,153,187	—	—	—	12,167,215
Distributions	—	—	(3,188,454)	—	—	(3,188,454)

Balance at December 31, 2003	$67,047	$59,350,988	$(9,616,551)	$(143,710)	$(861,775)	$48,795,999

Net income			587,987			587,987
Issuance of common shares, Class A	5,235	2,740,476	—	26,963	65,060	2,837,734
Conversion of common shares, Class B	(1,162)	—	—	—	—	(1,162)
Issuance of restricted shares, Class A	—	7,257	—	(917,981)	741,724	(169,000)
Amortization of deferred compensation	—	—	—	264,392	—	264,392
Issuance of common shares, Class C	27,227	24,242,002	—	—	—	24,269,229
Retirement of common shares, Class C	(464)	(463,826)	—	—	—	(464,290)
Issuance of common shares, Class D	20,908	18,237,590	—	—	—	18,258,498
Distributions	—	—	(6,009,240)	—	—	(6,009,240)

Balance at December 31, 2004	$118,791	$104,114,487	$(15,037,804)	$(770,336)	$(54,991)	$88,370,147

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$587,987	$1,998,749	$(658,773)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment in real estate acquired for resale	(5,053,252)	(7,807,597)	—
Proceeds from sales of real estate acquired for resale	6,672,811	6,179,145	—
Gain on sales of real estate acquired for resale	(1,826,500)	(787,244)	—
(Gain) loss on sales of real estate acquired for investment	(137,246)	(311,873)	47,553
Impairment charges	2,403,144	—	—
Income from retail partnerships and other affiliates	(1,121,100)	(312,147)	(416,904)
Depreciation and amortization	2,133,726	942,326	723,607
Amortization of deferred compensation	264,392	214,462	51,524
Minority interest in income of consolidated joint ventures	368,962	178,311	308,010
Deferred merger costs	1,681,870	914,688	1,904,370
Increase in tenant receivables	(325,272)	(1,146,461)	(33,638)
(Increase) decrease in accounts receivable	(268)	518,672	1,221,608
(Increase) decrease in accounts receivable — related party	(708,051)	(132,840)	378,494
Cash receipts from direct financing leases (less) more than income recognized	(4,532)	24,854	282,805
Increase in deferred costs	(142,603)	(233,668)	(127,452)
Increase in other assets	(491,746)	(206,282)	(129,725)
Increase (decrease) in accounts payable	2,676,017	828,375	(92,209)
Increase in security deposits	271,227	63,110	—

Net cash provided by operating activities	7,249,566	924,580	3,459,270

Cash flows from investing activities:
Improvements to real estate	(1,511,278)	(534,554)	(623,124)
Acquisition of investment properties	(58,210,885)	(23,922,118)	(18,951,523)
Notes receivable collections (advances)	999,777	(999,777)	—
Additions to furniture, fixtures and equipment	(462,949)	(64,859)	(25,131)
Investment in retail partnerships and other affiliates	(1,533,631)	(201,070)	—
Distributions from retail partnerships and other affiliates	1,221,055	517,661	848,508
Proceeds from sale of investment property	5,851,831	3,497,267	3,692,544
Decrease (increase) in preacquisition costs	(18,914)	(11,417)	207,435

Net cash used in investing activities	(53,664,994)	(21,718,867)	(14,851,291)

Cash flows from financing activities:
Proceeds from notes payable	57,683,965	36,203,535	19,253,403
Payments of notes payable	(46,292,651)	(24,118,829)	(3,399,277)
Purchase of treasury shares	—	(602,221)	(294,138)
Issuance of common shares	46,413,570	13,912,816	—
Retirement of common shares	(464,290)	—	(106,500)
Issuance costs	(5,608,369)	(1,845,357)	(517,857)
Common dividends paid	(4,286,712)	(3,088,698)	(1,730,316)
Contributions from minority interests	—	—	809,971
Distributions to minority interests	(101,147)	(142,387)	(343,514)

Net cash provided by financing activities	47,344,366	20,318,859	13,671,772

Net increase (decrease) in cash and cash equivalents	928,937	(475,428)	2,279,751
Cash and cash equivalents, beginning of year	2,031,440	2,506,868	227,117

Cash and cash equivalents, end of year	$2,960,377	$2,031,440	$2,506,868

Supplemental schedule of cash flow information:

Cash paid during the year for:
Interest	$3,056,474	$2,168,546	$1,691,927
Income taxes	164,934	46,838	133,841
Supplemental schedule of noncash investing and financing activities
      In 2004 the Company assumed $44,755,333 in debt (net of a premium of $1,380,578) related to the acquisition of investment properties.
      During 2004, 2003 and 2002, the Company converted 116,239, 101,685 and 124,750 B shares to A shares, respectively. Additionally, during 2004, 2003 and 2002, the Company issued Class C & D shares with a value of $1,722,526, $99,756 and 0, respectively in satisfaction of dividends through the dividend reinvestment program.
      In 2004 the Company issued 140,894 shares of restricted stock to employees and trust managers as as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $917,981 in deferred compensation related to the issuance of the restricted stock.
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
      On July 23, 2002, the Company merged with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd. and AAA Net Realty Fund XI, Ltd. In conjunction with the merger, the Company acquired $23,890,318 worth of property and issued 2,589,179 shares.
See Notes to Consolidated Financial Statements.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
      AmREIT is a Texas real estate investment trust (“REIT”) that has elected to be taxed as a REIT for federal income tax purposes. AmREIT focuses on the ownership, development and management of Irreplaceable Cornerstm — defined as premier retail frontage properties typically located on “Main and Main” intersections in highly populated, high-traffic affluent areas. The Company is an internally advised, self-managed equity REIT with, along with its predecessor, a 20-year history and a record of investing in quality income producing retail real estate. AmREIT’s class A common shares are traded on the American Stock Exchange under the symbol “AMY”.
      Our business structure consists of a portfolio of conservatively leveraged retail shopping centers, multi-tenant and single tenant properties leased to companies such as Kroger, Walgreens, GAP and Starbucks. The portfolio is supported by three synergistic businesses: a wholly owned real estate operating and development subsidiary, a NASD registered broker-dealer subsidiary and a merchant development retail partnership business. This unique structure, along with our deep professional talent pool, allows AmREIT the opportunity to expand its growth both internally and externally and the opportunity to access low-cost capital through both underwritten offerings and the independent financial planning marketplace which can then be deployed efficiently and accretively for our shareholders.
      Through the retail partnership funds, AmREIT captures recurring development, leasing, property management, and asset management fees for services performed while maintaining an ownership interest and profit participation.
      As of December 31, 2004, AmREIT owns a real estate portfolio consisting of 61 properties located in 17 states. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition. Our multi-tenant shopping centers are primarily located throughout Texas and are leased to national, regional and local tenants. Our revenues are substantially generated by corporate retail tenants such as Kroger, CVS/pharmacy, Starbucks, Landry’s, International House of Pancakes (“IHOP”), Nextel, Washington Mutual, GAP, TGI Friday’s, Bank of America, Bath & Body Works, Payless Shoes, Barnes & Noble, Linens ‘N Things and others.
      Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. The dependability of the lease payments is therefore based on the strength and viability of the entire company, not just the leased location.
      AmREIT’s initial predecessor, American Asset Advisers Trust, Inc. was formed as a Maryland Corporation in 1993. Following the merger of our external adviser into the Company in June 1998, we changed our name to AmREIT, Inc., which was a Maryland corporation. In December 2002, we reorganized as a Texas real estate investment trust.
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
      A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned approximately

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
143 thousand shares during 2003 as a result of our class C common share offering, resulting in a non-cash charge to earnings of approximately $915 thousand. During 2004, Mr. Taylor earned an additional 241 thousand shares under the deferred consideration agreement as a result of the issuance of additional class C common shares, resulting in a non-cash charge to earnings of $1.7 million. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the agreement, and no further shares will be issued under this arrangement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
      The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION
      The Company leases space to tenants under agreements with varying terms. The majority of the leases are accounted for under the operating method with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.
      The Company has been engaged to provide various services, including development, construction management, property management, leasing and brokerage. The fees for these services are generally calculated as a percentage of revenues earned or to be earned and of property cost, as appropriate. Such fees are recognized as services are provided.

REAL ESTATE INVESTMENTS
      Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense. During the years ended December 31, 2004, 2003 and 2002, interest and taxes in the amount of $165 thousand, $0 and $0, respectively were capitalized on properties under development.
      Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accord-

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
      Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.
      Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2004, AmREIT owned nine properties with a combined carrying value of $6.3 million that are classified as real estate held for sale. At December 31, 2003, AmREIT owned three properties with a combined carrying value of $4.4 million that were classified as real estate held for sale.
      Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows can be clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations.
      Impairment — Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During 2004, impairment charges in the aggregate amount of $2.4 million were recognized related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during the year. These impairment charges are reported as discontinued operations.

TENANT RECEIVABLES
      Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DEFERRED COSTS
      Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense using a method that approximates the effective interest method over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of December 31, 2004 and 2003 totaled $185 thousand and $135 thousand, respectively. Accumulated amortization related to leasing costs as of December 31, 2004 and 2003 totaled $108 thousand and $60 thousand, respectively.

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
      Deferred compensation includes share grants to employees as a form of long term compensation. The share grants vest over a period of three to seven years. Additionally, the Company assigns a portion, up to 45 percent, of the economic interest in certain of its retail limited partnerships to certain of its key employees. This economic interest is received, as, if and when the Company receives economic benefit from its profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows the Company to align the interest of its employees with the interest of our shareholders. The Company amortizes the fair value, established at the date of grant, of the restricted shares ratably over the vesting period. Because the future profits and earnings from the retail limited partnerships can not be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, AmREIT recognizes expense associated with the assignment of economic interest in its retail limited partnerships as the Company recognizes the corresponding income from the associated retail limited partnerships. No portion of the economic interest in the retail partnerships that have provided profit participation to the Company to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.
      AmREIT maintains a defined contribution 401K retirement plan for its employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan is administered by Benefit Systems, Inc. and allows for contributions to be either invested in an array of large, mid and small cap mutual funds managed by Hartford, or directly into class A common shares. Employee contributions invested in Company stock are limited to 50% of the employee’s contributions. The Company matches 50% of the employees contribution, up to a maximum employee contribution of 4%. None of the employer contribution is matched in Company stock. As of December 31, 2004, 2003 and 2002, there were 25, 21 and 12 participants enrolled in the plan, with employer contributions of $51 thousand, $35 thousand and $18 thousand, respectively.

FEDERAL INCOME TAXES
      AmREIT has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of dividends paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income be distributed to shareholders.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      AmREIT’s real estate operating and development business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned group of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our retail partnerships are treated for Federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”). Federal income taxes are accounted for under the asset and liability method.

EARNINGS PER SHARE
      Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Unvested shares of restricted stock have been included in determining basic earnings per share due to the voting and dividend rights associated with such shares. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 12.6 million, 4.8 million and 2.5 million potential common shares as of December 31, 2004, 2003 and 2002, respectively due to their conversion features.
      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	For the Years Ended December 31,

	2004	2003	2002

(Loss) income to Class A common shareholders (in thousands)*	$(3,866)	$56	$(1,524)
Weighted average class A common shares outstanding (in thousands)	3,251	2,792	2,470
Basic and diluted (loss)/income per share*	$(1.19)	$0.02	$(0.62)

*	The operating results for 2004, 2003 and 2002 include a charge to earnings of $1.7 million, $915 thousand and $1.9 million, respectively, which was the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to AmREIT in 1998. The charge represented deferred merger costs related to this sale that was triggered by the issuance of additional common stock as part of the merger with AmREIT’s affiliated partnerships during 2002 and the issuance of common C stock in 2003 and in 2004. Additionally, these operating results include impairment charges of $2.4 million, which are related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during the year.

USE OF ESTIMATES
      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company’s consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities and notes payable. The carrying value

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. As of December 31, 2004, the carrying value of the Company’s total debt obligations was $106.0 million. Approximately $38.0 million of our total debt obligations have market-based terms, including a variable interest rate, and the carrying value of such debt is therefore representative of its fair value as of December 31, 2004. Approximately $68.0 million of our total debt obligations have fixed rate terms and have an estimated fair value of $70.3 million as of December 31, 2004. As of December 31, 2003, the carrying value of the Company’s total debt obligations was $48.5 million. Approximately $25.9 million of our total debt obligations had market-based terms, including a variable interest rate, and the carrying value of such debt was therefore representative of its fair value as of December 31, 2003. Approximately $22.6 million of our total debt obligations had fixed rate terms and had an estimated fair value of $24.1 million as of December 31, 2003.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES
      In December 2003, the FASB reissued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, as revised. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.
      We are an investor in and the primary beneficiary of two entities that qualify as variable interest entities pursuant to FIN 46R. These entities were established to develop, own, manage, and hold property for investment. These entities comprise $5.3 million of our total consolidated assets, and neither entity had debt outstanding as of December 31, 2004. We historically consolidated such entities under generally accepted accounting principles in effect prior to the issuance of FIN 46R; accordingly, our adoption of FIN 46R had no effect on our financial position or results of operations.

NEW ACCOUNTING STANDARDS
      In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R becomes effective in the third quarter of 2005. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of December 31, 2004. Our strategy to date has been to compensate our employees through issuance of restricted shares of our class A common stock. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R will not change this accounting treatment for our restricted stock awards. Accordingly, we do not believe that our adoption of SFAS 123R in 2005 will impact our consolidated financial position, results of operations or cash flows.
      In December 2004, the Financial Accounting Standards board issued Statement No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized. Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transaction meets a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange. We have historically not entered into nonmonetary transactions, and SFAS 153 will impact us only to the extent that we engage in such transactions.

DISCONTINUED OPERATIONS
      The following is a summary of our discontinued operations (in thousands, except for per share data):

	2004	2003	2002

Rental revenue and earned income from DFL	$516	$1,837	$1,721
Interest and other income	936	129	—
Gain on sale of real estate held for resale	1,827	787	—
Gain (loss) on sale of real estate held for investment	137	312	(48)

Total revenues	3,416	3,065	1,673
Property expense	(212)	(64)	—
General operating and administrative	(70)	—	(1)
Legal and professional	(2)	(3)	—
Depreciation and amortization	(73)	(146)	(179)
Income tax	(521)	(491)	1
Interest expense	(76)	(193)	(149)
Minority interest	(182)	—	—
Impairment charge	(2,403)	—	—

Total expenses	(3,539)	(897)	(328)
(Loss) income from discontinued operations	(123)	2,168	1,345
Basic and diluted (loss) income from discontinued operations per class A common share	$(0.04)	$0.78	$0.54

STOCK ISSUANCE COSTS
      Issuance costs incurred in the raising of capital through the sale of common shares are treated as a reduction of shareholders’ equity.

CASH AND CASH EQUIVALENTS
      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

RECLASSIFICATIONS
      Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statements. Such reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	OPERATING LEASES
      Our operating leases range from five to 25 years and generally include one or more five year renewal options. A summary of minimum future rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence at December 31, 2004 is as follows (in thousands):

2005	$13,800
2006	12,867
2007	12,011
2008	10,732
2009	9,654
2010-thereafter	61,866

$120,930

4.	NET INVESTMENT IN DIRECT FINANCING LEASES
      The Company’s net investment in its direct financing leases at December 31, 2004 and 2003 included (in thousands):

	2004	2003

Minimum lease payments receivable	$48,871	$55,094
Unguaranteed residual value	1,763	3,378
Less: Unearned income	(31,415)	(36,426)

	$19,219	$22,046

      A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2004 is as follows (in thousands):

2005	$2,037
2006	2,038
2007	2,137
2008	2,217
2009	2,229
2010-thereafter	38,213

Total	$48,871

5.	INVESTMENTS IN RETAIL PARTNERSHIPS AND OTHER AFFILIATES

Retail Partnerships
      As of December 31, 2004, AmREIT, indirectly through wholly owned subsidiaries, owned interests in four limited partnerships, which are accounted for under the equity method since AmREIT exercises significant influence over the investee. In each of the partnerships, the limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. Our interests in these limited partnerships range from 1.4% to 10.5%. These partnerships were formed to develop, own, manage, and hold property for investment.
      AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
partner in AOF. AmREIT currently owns a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and as of December 31, 2004, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners.
      AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AIG. AmREIT currently owns an approximately 2.0% limited partner interest in AIG.
      AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in MIG. AmREIT currently owns an approximately 1.4% limited partner interest in MIG.
      AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400 thousand as a limited partner and $1 thousand as a general partner in MIG II. AmREIT currently owns an approximately 1.6% limited partner interest in MIG II.
      The following table sets forth certain financial information for the AIG, MIG and MIG II retail partnerships (AOF is not included as it is currently in liquidation):

					Sharing
					Ratios*
Retail	Capital	LP	GP	Scheduled
Partnership	Under Mgmt.	Interest	Interest	Liquidation	LP	GP	LP Preference*

AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.4%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

*	Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. Thereafter, the LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

Other affiliate
      Other than the retail partnerships, we have an investment in one entity that is accounted for under the equity method since AmREIT exercises significant influence over such investee. AmREIT invested $955 thousand in West Road Plaza, LP, and we have a 25% limited partner interest in the partnership. West Road

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, TX at the intersection of I-45 and West Road.
      Combined condensed financial information for the retail partnerships and other affiliates (at 100%) is summarized as follows:

	2004	2003

	(In thousands)
Combined Balance Sheet
Assets
Property, net	$35,847	$10,682
Cash	18,697	4,667
Notes receivable	—	4,173
Other assets	11,103	5,739

TOTAL ASSETS	65,647	25,261

Liabilities and Partners’ Capital:
Notes payable	19,017	1,228
Other liabilities	1,536	979
Partners capital	45,094	23,054

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$65,647	$25,261

AMREIT’S SHARE OF PARTNERS’ CAPITAL	$1,979	$545

	2004	2003	2002

	(In thousands)
Combined Statement of Operations
Total Revenue	$4,788	$3,501	$2,625

Expense
Interest	715	113	359
Depreciation and amortization	304	168	189
Other	1,135	405	189

TOTAL EXPENSE	2,154	686	737

NET INCOME	$2,634	$2,815	$1,888

AMREIT’S SHARE OF NET INCOME	$1,121	$312	$417

6.	ACQUIRED LEASE INTANGIBLES
      In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place lease value and above-market leases) are net of accumulated amortization of $558 thousand and $64 thousand at December 31, 2004 and 2003, respectively. These assets are amortized over the leases’ remaining terms, which range from 9 months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The aggregate amortization expense from acquired leases was $494 thousand and $64 thousand during 2004 and 2003, respectively.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $63 thousand and $0 at December 31, 2004 and 2003, respectively and are amortized over the leases’ remaining terms, which range from 10 months to 16 years. The amortization of below-market leases is recorded as an increase to rental income.
      The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

	Amortization	Rental
Year Ending	Expense	Income
December 31,	(in-place lease value)	(out-of-market leases)

2005	$3,062	$(268)
2006	1,435	(271)
2007	1,069	(206)
2008	978	(186)
2009	856	(182)

7.	NOTES PAYABLE
      The Company’s outstanding debt at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003

Notes Payable:
Fixed rate mortgage loans	$67,190	$21,826
Variable rate mortgage loans	—	3,107
Fixed rate unsecured loans	760	760

Total notes payable	67,950	25,693
Variable-rate unsecured line of credit	38,014	22,792

Total	$105,964	$48,485

      The Company has an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $41 million subject to the value of unencumbered assets. In December 2004, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. On December 31, 2004, the Company was in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon the Company’s debt to asset ratio, from LIBOR plus a spread of 1.40% to LIBOR plus a spread of 2.35%. As of December 31, 2004, the interest rate was LIBOR plus 2.35%. As of December 31, 2004, $38.0 million was outstanding under the Credit Facility. The Company has approximately $3.0 million available under its line of credit, subject to Lender approval on the use of the proceeds.
      In conjunction with property acquisitions completed during 2004, we assumed debt with a fair value of $46.2 million, which included a debt premium of $1.4 million at the date of acquisition based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the term of the related debt instrument. The weighted average interest rate on this debt is 6.05%, and the weighted average remaining life is 7.5 years.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, scheduled principal repayments on notes payable and the Line were as follows (in thousands):

	Scheduled
	Principal	Term-Loan	Total
Scheduled Payments by Year	Payments	Maturities	Payments

2005 (includes Line of Credit)	$39,117	$—	$39,117
2006	1,184	—	1,184
2007	1,271	—	1,271
2008	1,365	13,410	14,775
2009	1,453	885	2,338
Beyond five years	30,059	15,887	45,946
Unamortized debt premiums	—	1,333	1,333

Total	$74,449	$31,515	$105,964

8.	CONCENTRATIONS
      As of December 31, 2004, two properties individually accounted for more than 10% of the Company’s consolidated total assets — Plaza in the Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 16% and 20%, respectively of total assets. Consistent with our strategy of investing in areas that we know well, 21 of our properties our located in the Houston metropolitan area. These Houston properties represent 67% of our rental income for the year ended December 31, 2004. Houston is Texas’ largest city and the fourth largest city in the United States.
      Following are the revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

Tenant	2004	2003	2002

IHOP Corporation	$2,499	$2,731	$1,784
CVS/pharmacy	935	—	—
Kroger	804	—	—
Landry’s	436	—	—
Golden Corral	429	430	167
TGI Friday’s	342	240	83
Hollywood Entertainment	306	312	273
Texas Children’s	274	286	137
River Oaks Imaging	272	280	264
Comp USA	268	268	123
Footstar, Inc.	260	740	735
Baptist Memorial Hospital	223	223	102
Dr. Pucillo	189	189	87
Mattress Giant, Inc.	175	179	168
Washington Mutual	159	159	158
Wherehouse Entertainment Corp.	138	386	381
Pier 1	135	135	62
Office Max, Inc.	—	256	509

	$7,844	$6,814	$5,033

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	FEDERAL INCOME TAXES
      The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences, merger costs and potential acquisition costs which are expensed for financial reporting purposes. At December 31, 2004 and 2003, the net book bases of real estate assets approximated their tax bases.
      The Taxable REIT Subsidiaries have recorded a Federal income tax expense of $537 thousand, $237 thousand and $61 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, which represents the Federal income tax obligations on the consolidated Taxable REIT Subsidiaries’ taxable net income. The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income. Additionally, at December 31, 2004 and 2003, a deferred tax liability of $43 thousand and $28 thousand, respectively was established to record the tax effect of the differences between the book and tax bases on certain real estate assets of ARIC. Deferred tax expense recorded for 2004, 2003 and 2002 was $15 thousand, $0 and $28 thousand, respectively.
      For federal income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:

	2004
	(estimate)	2003	2002

Ordinary income	48.8%	52.8%	0.0%
Qualified	19.6%	—	—
Return of capital	31.0%	31.8%	100.0%
Capital gain	0.6%	15.4%	0.0%

Total	100.0%	100.0%	100.0%

10.	STOCKHOLDERS’ EQUITY AND MINORITY INTEREST
      Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of December 31, 2004, there were 3,453,651 of the Company’s class A common shares outstanding, net of 9,116 shares held in treasury. The payment of any future dividends by AmREIT to class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B, class C and class D common shares, as well as its earnings and financial needs.
      Class B Common Shares — The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $10.00 per share, They receive a fixed 8.0% cumulative and preferred dividend, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. After three years, AmREIT has the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of December 31, 2004, there were 2,246,283 of the Company’s class B common shares outstanding.
      Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share, They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years, AmREIT has the right to force conversion of the shares into

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of December 31, 2004, there were 4,079,174 of the Company’s class C common shares outstanding.
      Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share, They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year, AmREIT has the right to force conversion of the shares into class A shares on a pro rata basis at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00 plus the pro rata portion of the conversion premium, based on the number of years the shares are outstanding. As of December 31, 2004, there were 2,090,765 of the Company’s class D common shares outstanding. During 2004, we raised $20.9 million through the issuance of 2.09 million class D shares.
      Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

11.	RELATED PARTY TRANSACTIONS
      See Note 5 regarding investments in retail partnerships and other affiliates.
      On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair value. AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760 thousand in 8 year, 5.47% interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned shares during 2004 and 2003 as a result of our class C and class D common share offering, resulting in a non-cash charge to earnings of approximately $1.68 million, $915 thousand and $1.9 million in 2004, 2003 and 2002, respectively. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.
      The Company earns real estate fee income by providing property acquisition, leasing, property management and construction management services to our retail partnerships. The Company owns 100% of the stock of the companies that serve as the general partner for four of the Partnerships. Real estate fee incomes of $1.4 million, $455 thousand and $606 thousand were paid by the Partnerships to the Company for 2004, 2003, and 2002 respectively. The Company earns asset management fees from the Partnerships for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the Partnership. Asset management fees of $339 thousand, $240 thousand and $252 thousand were paid by the Partnerships to the Company for 2004, 2003 and 2002, respectively.
      As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, the Company maintains an indirect 1% general partner interest in the investment funds that it

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sponsors. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. The Company also assigns a portion of this general partner interest in these investment funds to its employees as long term, contingent compensation. In so doing, the Company believes that it will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.
      On March 20, 2002, the Company formed AAA CTL Notes, Ltd. (“AAA”), a majority owned subsidiary which is consolidated in the financial statements of AmREIT, through which the Company purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties.

12.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS
      During 2004, AmREIT invested $105.2 million through the acquisition of five multi-tenant properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.
      On December 27, 2004, AmREIT acquired MacArthur Park Shopping Center, a Kroger (NYSE: KR) anchored shopping center consisting of 198,443 square feet located on approximately 23 acres. The property, which was acquired from Regency Centers, is located in Dallas, Texas at the northwest intersection of I-635 and MacArthur Boulevard in the heart of Las Colinas, an affluent residential and business community. The property is surrounded by Fortune 500 companies such as Exxon Mobil, Citigroup, and Sabre. The property was acquired for cash and the assumption of long-term fixed rate debt. The Kroger lease is for 20-years, containing approximately 63,000 square feet, expiring in November 2020. The shopping center is 100 percent occupied as of December 31, 2004, and the weighted average remaining lease term for the project’s leases is 8.1 years.
      On June 15, 2004, AmREIT acquired Courtyard at Post Oak, consisting of a 4,013 square-foot, free standing building occupied by Verizon Wireless (NYSE: VZ) and a 9,584 square-foot, multi-tenant shopping center occupied by Ninfa’s Restaurant and Dessert Gallery. The property is located at the northwest intersection of Post Oak and San Felipe in Houston, Texas which is the heart of the Uptown Houston area, the most significant retail corridor in the Greater Houston area. The property was acquired for cash. The shopping center is 100 percent occupied as of December 31, 2004, and the weighted average remaining lease term for the project’s leases is 4.7 years.
      On July 1, 2004, AmREIT acquired Plaza in the Park, a 138,663 square-foot Kroger anchored shopping center located on approximately 14.3 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. Plaza in the Park’s Kroger is undergoing a 13,120 square-foot expansion, and when completed, will be the largest Kroger grocery store in the state. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project’s leases is 9.2 years. The Kroger lease is for 20 years, containing approximately 71,000 square feet, expiring in August 2017. The shopping center was 95 percent occupied as of December 31, 2004.
      On July 1, 2004, AmREIT acquired Cinco Ranch, a 97,297 square-foot Kroger anchored shopping center located on approximately 12.8 acres. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project’s leases is 13.5 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023. The shopping center was 100 percent occupied as of December 31, 2004.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 21, 2004, AmREIT acquired Bakery Square Shopping Center, a 34,614 square-foot retail project including a free standing Walgreens and a shopping center anchored by Bank of America (NYSE:BOA). This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the shopping center’s leases is 4.4 years. The Walgreens lease covers 15,210 square feet and is non-cancelable until October 31, 2016, with Walgreens having the option to renew the lease every five years thereafter until the lease expires on October 31, 2056. The shopping center was 100 percent occupied as of December 31, 2004.
      During 2003, AmREIT invested $34.5 million through the acquisition of 10 retail properties, which consisted of single tenant properties, multi-tenant properties and land to be developed.
      For the year ended December 31, 2004 AmREIT sold six single tenant non-core properties. The sale of the six properties resulted in a net gain of $861 thousand after including impairment charges of $1.1 million. The cash proceeds from the sale of the six properties were approximately $11.1 million after paying down debt of $1.4 million.

13.	COMMITMENTS
      In March of 2004, the Company signed a new lease agreement for its office facilities which expires August 31, 2009. In addition, the Company leases various office equipment for daily activities. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $183 thousand, $92 thousand and $77 thousand, respectively.
      A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2005	$228
2006	224
2007	224
2008	224
2009	146
2010 & thereafter	—

Total	$1,046

14.	SEGMENT REPORTING
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
      The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 61 properties located in 17 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Additionally, substantially all of the increase in total assets during the year ended December 31, 2004 occurred within the portfolio segment.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our real estate operating and development business is a fully integrated and wholly-owned group of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. The securities segment consists of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The retail partnerships sell limited partnership interests to retail investors, in which AmREIT indirectly invests as both the general partner and as a limited partner (see Note 5). These retail partnerships were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.
      Included in Corporate and Other are those costs and expenses related to general overhead and personnel that are not solely responsible for one of the reporting segments.

		Real Estate
		Operating &		Retail	Corporate
2004	Portfolio	Development	Securities	Partnerships	and Other	Total

Revenue	$11,688	$1,971	$7,656	$361	$83	$21,759
Income from retail partnership and other affiliates	—	—	—	1,121	—	1,121
Expenses	(7,163)	—	(5,951)	(7)	(7,366)	(20,487)
Deferred merger cost	—	—	—	—	(1,682)	(1,682)
Income (loss) before discontinued operations	$4,525	$1,971	$1,705	$1,475	$(8,965)	$711

		Real Estate
		Operating &		Retail	Corporate
2003	Portfolio	Development	Securities	Partnerships	and Other	Total

Revenue	$6,052	$1,031	$2,958	$240	$9	$10,290
Income from retail partnership and other affiliates	—	—	—	312	—	312
(Expenses)/Income	(3,526)	169	(2,241)	39	(4,298)	(9,857)
Deferred merger cost	—	—	—	—	(915)	(915)
Income (loss) before discontinued operations	$2,526	$1,200	$717	$591	$(5,204)	$(170)

		Real Estate
		Operating &		Retail	Corporate
2002	Portfolio	Development	Securities	Partnerships	and Other	Total

Revenue	$3,774	$1,223	$847	$252	$4	$6,100
Income from retail partnership and other affiliates	—	—	—	417	—	417
Expenses	(2,735)	(46)	(657)	(12)	(3,167)	(6,617)
Deferred merger cost	—	—	—	—	(1,904)	(1,904)
Income (loss) before discontinued operations	$1,039	$1,177	$190	$657	$(5,067)	$(2,004)

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
      Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2004 and 2003 (amounts in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004:
Revenues as originally reported	$4,552	$4,713	$5,797	$7,031
Reclassified to discontinued operations	(85)	(305)	56	—

Adjusted Revenues	4,467	4,408	5,853	7,031

Net loss for class A common shareholders	(1,178)	(1,009)	(48)	(1,630)

Net loss per class A common share — basic and diluted	(0.40)	(0.31)	(0.01)	(0.48)

2003:
Revenues as originally reported	$2,142	$2,884	$3,193	$4,621
Reclassified to discontinued operations	(409)	(531)	(596)	(1,015)

Adjusted Revenues	1,733	2,353	2,597	3,606

Net income (loss) for class A common shareholders	6	210	202	(362)

Net income (loss) per class A common share — basic and diluted	0.00	0.08	0.07	(0.13)

AMREIT AND SUBSIDIARIES
SCHEDULE III — Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2004

				Investment in
	Building and		Real Estate	Direct Finance		Accumulated	Date	Encumbrances
Property Description	Improvements	Land	Held for Sale	Lease	Total Cost	Depreciation	Acquired	(Note A)

SHOPPING CENTERS
Copperfield Medical, Texas	$1,531,977	$534,086	$—	$—	$2,066,063	$331,627	9-26-95	$—
Lake Woodlands Plaza, Texas	3,494,004	1,369,064	—	—	4,863,068	541,557	6-3-98	—
Sugar Land Plaza, Texas	3,016,816	1,280,042	—	—	4,296,858	501,960	7-1-98	2,336,364
Uptown Plaza, Texas	5,033,359	7,796,383	—	—	12,829,742	133,053	12-10-03	—
Terrace Shops, Texas	2,575,931	2,212,278	—	—	4,788,209	72,096	12-15-03	2,788,802
Courtyard Square, Texas	1,777,160	4,133,640	—	—	5,910,800	33,921	6-15-04	—
Plaza in the Park, Texas	17,380,465	13,261,792	—	—	30,642,257	291,311	7-01-04	18,080,604
Cinco Ranch, Texas	11,565,300	2,668,226	—	—	14,233,526	188,657	7-01-04	8,554,686
Bakery Square, Texas	4,806,518	4,325,612	—	—	9,132,130	71,000	7-21-04	5,192,547
McArthur Park, Texas	26,468,785	8,647,098	—	—	35,115,883	13,551	12-27-04	13,985,700

Total Shopping Centers	77,650,315	46,228,221	—	—	123,878,536	2,178,733		50,938,703
SINGLE-TENANT
Radio Shack, Texas	788,330	337,856	—	—	1,126,186	213,033	06-15-94	—
Blockbuster Music, Missouri	1,247,461	534,483	—	—	1,781,944	202,616	11-14-94	—
Washington Mutual, Texas	—	562,846	—	—	562,846	n/a	09-23-96	—
Washington Mutual, Texas	—	851,974	—	—	851,974	n/a	12-11-96	—
Just For Feet, Louisiana	—	—	1,654,243	—	1,654,243	n/a	06-09-97	—
Hollywood Video, Louisiana	784,123	443,544	—	—	1,227,667	115,847	10-31-97	—
Hollywood Video, Mississippi	835,854	450,000	—	—	1,285,854	150,025	12-30-97	946,147
Smokey Bones, Georgia	—	713,386	—	—	713,386	n/a	12-18-98	—
IHOP, Texas	—	740,882	—	1,018,731	1,759,613	n/a	9-22-99	1,233,301
IHOP, Kansas	—	450,984	—	1,012,056	1,463,040	n/a	9-30-99	—
IHOP, Oregon	—	—	—	1,051,599	1,051,599	Note B	4-16-02	833,990
IHOP, Texas	—	—	—	904,315	904,315	Note B	4-16-02	715,275
IHOP, New York	—	—	—	1,145,256	1,145,256	Note B	4-16-02	894,094
IHOP, Kansas	—	—	—	892,563	892,563	Note B	4-16-02	705,941
IHOP, New Mexico	—	—	—	867,918	867,918	Note B	4-23-02	711,656
IHOP, Louisiana	—	—	—	1,411,295	1,411,295	Note B	4-23-02	1,176,016
IHOP, Virginia	—	—	—	751,789	751,789	Note B	4-23-02	592,566
IHOP, Oregon	—	—	—	712,494	712,494	Note B	5-17-02	585,038
IHOP, Missouri	—	—	—	1,183,192	1,183,192	Note B	5-17-02	971,179
IHOP, Virginia	—	—	—	848,413	848,413	Note B	6-21-02	672,735
IHOP, Virginia	—	—	—	857,685	857,685	Note B	7-18-02	678,597
Jack in the Box, Texas	504,230	216,099	—	—	720,329	31,784	7-23-02	—
Baptist Memorial Health, Tennessee	1,456,017	624,006	—	—	2,080,023	90,287	7-23-02	—
Payless Shoe Source, Texas	498,098	212,907	—	—	711,005	31,397	7-23-02	—
Golden Corral, Texas	1,099,817	722,949	—	—	1,822,766	69,326	7-23-02	—
Golden Corral, Texas	1,297,850	556,222	—	—	1,854,072	81,809	7-23-02	—
TGI Friday’s, Texas	1,453,769	623,043	—	—	2,076,812	91,637	7-23-02	—
Guitar Center, Minnesota	1,782,470	763,917	—	—	2,546,387	112,357	7-23-02	—
Popeye’s, Georgia	778,772	333,758	—	—	1,112,530	49,089	7-23-02	—
Energy Wellness Center, Texas	1,276,836	547,214	—	—	1,824,050	80,484	7-23-02	—
Pier One Imports, Colorado	1,000,563	422,722	—	—	1,423,285	63,070	7-23-02	—
IHOP, Utah	—	457,492	—	1,093,910	1,551,402	n/a	7-25-02	1,176,286
IHOP, Tennessee	—	469,502	—	1,127,072	1,596,574	n/a	7-26-02	1,271,250
IHOP, California	—	—	—	1,006,844	1,006,844	Note B	8-23-02	707,460
IHOP, Texas	—	—	—	1,167,221	1,167,221	Note B	8-23-02	849,138
IHOP, Tennessee	—	—	—	1,070,932	1,070,932	Note B	8-23-02	737,249
IHOP, Colorado	—	—	—	1,095,569	1,095,569	Note B	8-23-02	793,479
CVS Pharmacy, Texas	—	2,688,996	—	—	2,688,996	n/a	1-10-03	—
TGI Friday’s, Maryland	—	1,474,474	—	—	1,474,474	n/a	9-16-03	—

				Real Estate	Investment in
	Building and			Held for Sale	Direct Finance			Accumulated		Date	Encumbrances
Property Description	Improvements		Land	(Note D)	Lease		Total Cost	Depreciation		Acquired	(Note A)

5/8wYUM Brands, Texas		—	—	$631,034		—	$631,034		n/a	10-14-03		—
San Felipe at Winrock, Texas		—	$2,349,590	—		—	2,349,590		n/a	11-17-03		—
Bank of America, Texas		—	2,502,413	—		—	2,502,413		n/a	11-17-03		—
Advance Auto, Missouri		—	—	361,187		—	361,187		n/a	2-13-04		—
Research Forest, Texas		—	516,709	—		—	516,709		n/a	4-30-04		—
Advance Auto, Illinois		—	—	637,166		—	637,166		n/a	6-3-04		—
Advance Auto, Missouri		—	—	356,307		—	356,307		n/a	9-24-04		—
Advance Auto, Missouri		—	—	732,076		—	732,076		n/a	9-28-04		—
Advance Auto, Illinois		—	—	899,731		—	899,731		n/a	9-30-04		—
Advance Auto, Illinois		—	—	455,588		—	455,588		n/a	10-19-04		—
Advance Auto, Illinois		—	—	598,311		—	598,311		n/a	11-16-04		—
410 and Blanco, Texas	— $	14,804,190	1,341,597 21,909,565	— 6,325,643	— $	19,218,854	1,341,597 62,258,252	n/a $	1,382,761	12-17-04	— $	16,251,397
Total Single-Tenant		$92,454,505	$68,137,786	$6,325,643		$19,218,854	$186,136,788		$3,561,494			$67,190,100
Total

Note A — Encumbrances do not include $38.0 million outstanding under a $41 million 1-year revolving credit facility, payable to Wells Fargo bank secured by a pool of properties that include four multi-tenant, twenty-one single-tenant properties and one property under development.

Note B — The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

Note C — Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2004 is as follows:

		Accumulated
	Cost	Depreciation

Balance at December 31, 2001	$30,563,730	$1,998,701
Acquisitions/additions	20,103,861	—
Disposals	(2,875,168)	(238,591)
Depreciation expense	—	262,042

Balance at December 31, 2002	$47,792,423	$2,022,152
Acquisitions/additions	29,435,427	—
Disposals	(4,984,583)	(267,016)
Depreciation expense	—	765,497

Balance at December 31, 2003	$72,243,267	$2,520,633
Acquisitions/additions	104,136,245	—
Disposals	(7,682,772)	(478,806)
Impairment charge	(1,300,000)
Transfer to held for sale	(478,806)
Depreciation expense	—	1,519,667

Balance at December 31, 2004	$166,917,934	$3,561,494

Note D — The carrying amount of real estate held for sale is net of accumulated amortization of $479 thousand.

EXHIBIT INDEX

3.1		Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).
3.2		By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.1		Revolving Credit Agreement, dated November 6, 1998, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.2		Amended and Restated Revolving Credit Agreement, effective August 1, 2000, by and among AmREIT, Inc., certain lenders and Wells Fargo Bank, as the Agent, relating to a $13,000,000 loan (included as Exhibit 10.1 of the Exhibits to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference).

10.3		Revolving Credit Agreement, effective September 4, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $20,000,000 loan (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.4		Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

21		Subsidiaries of the Company.

31	.1*	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated March 30, 2004.

31	.2*	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated March 30, 2004.

32	.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith