Form 10-Q
period 2005-03-31
AMREIT
filed 2005-05-13
CIK 913957

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to

                        COMMISSION FILE NUMBER: 0-28378

                                     AMREIT
                 (Name of registrant as specified its charter)

                    TEXAS                                        76-0410050
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         8 GREENWAY PLAZA, SUITE 1000                              77046
                 HOUSTON, TX                                     (Zip Code)
   (Address of principal executive offices)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     As of May 5, 2005 there were 3,608,665 class A, 2,200,756 class B, 4,083,798 class C and 5,163,248 class D common shares of beneficial interest of AmREIT, $.01 par value outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AMREIT AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2005 AND DECEMBER 31, 2004
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2005           2004
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Real estate investments at cost:
  Land......................................................   $ 67,168       $ 68,138
  Buildings.................................................     85,961         88,211
  Tenant improvements.......................................      4,248          4,243
                                                               --------       --------
                                                                157,377        160,592
  Less accumulated depreciation and amortization............     (3,990)        (3,561)
                                                               --------       --------
                                                                153,387        157,031
  Real estate held for sale, net............................      9,925          6,326
  Net investment in direct financing leases held for
    investment..............................................     19,218         19,219
  Investment in retail partnerships and other affiliates....      1,877          1,979
                                                               --------       --------
    Net real estate investments.............................    184,407        184,555
Cash and cash equivalents...................................      3,891          2,960
Tenant receivables..........................................      1,900          1,338
Accounts receivable.........................................        485             37
Accounts receivable -- related party........................      1,535            910
Deferred costs..............................................      1,027          1,040
Intangible lease cost, net..................................     10,238         10,628
Other assets................................................      1,992          1,683
                                                               --------       --------
TOTAL ASSETS................................................   $205,475       $203,151
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................   $ 92,751       $105,964
  Accounts payable and other liabilities....................      3,862          4,830
  Below market leases, net..................................      2,393          2,504
  Security deposits.........................................        367            368
                                                               --------       --------
    TOTAL LIABILITIES.......................................     99,373        113,666
                                                               --------       --------
Minority interest...........................................      1,105          1,115
Shareholders' equity:
  Preferred shares, $.01 par value, 10,000,000 shares
    authorized, none issued.................................         --             --
  Class A Common shares, $.01 par value, 50,000,000 shares
    authorized, 3,493,328 and 3,462,767 shares issued,
    respectively............................................         35             35
  Class B Common shares, $.01 par value, 3,000,000 shares
    authorized, 2,215,722 and 2,246,283 shares issued,
    respectively............................................         22             22
  Class C Common shares, $.01 par value, 4,400,000 shares
    authorized, 4,083,276 and 4,079,174 shares issued,
    respectively............................................         41             41
  Class D Common shares, $.01 par value, 17,000,000 shares
    authorized, 4,103,087 and 2,090,765 shares issued,
    respectively............................................         41             21
  Capital in excess of par value............................    122,013        104,114
  Accumulated distributions in excess of earnings...........    (15,741)       (15,038)
  Deferred compensation.....................................     (1,359)          (770)
  Cost of treasury shares, 9,116 Class A shares.............        (55)           (55)
                                                               --------       --------
    TOTAL SHAREHOLDERS' EQUITY..............................    104,997         88,370
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $205,475       $203,151
                                                               ========       ========

                See Notes to Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2005        2004
                                                              -----------   -------
                                                              (UNAUDITED)
Revenues:
  Rental income from operating leases.......................    $ 4,313     $ 1,521
  Earned income from direct financing leases................        507         508
  Real estate fee income....................................        994         367
  Securities commission income..............................      2,123       1,905
  Asset management fee income...............................        117          75
  Interest and other income.................................        188          11
                                                                -------     -------
     Total revenues.........................................      8,242       4,387
                                                                -------     -------
Expenses:
  General and administrative................................      1,652       1,201
  Property expense..........................................        729         209
  Legal and professional....................................        579         328
  Securities commissions....................................      1,633       1,424
  Depreciation and amortization.............................      1,097         225
  Deferred merger costs.....................................         --       1,320
                                                                -------     -------
     Total expenses.........................................      5,690       4,707
                                                                -------     -------
Operating income (loss).....................................      2,552        (320)
Other income (expense):
Income from retail partnerships and other affiliates........         31          15
Federal income tax expense for taxable REIT subsidiary......        (34)       (171)
Interest expense............................................     (1,517)       (620)
Minority interest in income of consolidated joint
  ventures..................................................        (15)        (44)
                                                                -------     -------
Income (loss) before discontinued operations................      1,017      (1,140)
Income from discontinued operations.........................        341         167
Gain on sales of real estate acquired for resale............         --         608
                                                                -------     -------
     Income from discontinued operations....................        341         775
                                                                -------     -------
Net income (loss)...........................................      1,358        (365)
Distributions paid to class B, C and D shareholders.........     (1,632)       (813)
                                                                -------     -------
Net loss available to class A shareholders..................    $  (274)    $(1,178)
                                                                =======     =======
Net (loss) income per class A common share -- basic and
  diluted
  Loss before discontinued operations.......................    $ (0.18)    $ (0.66)
  Income from discontinued operations.......................       0.10        0.26
                                                                -------     -------
  Net loss..................................................    $ (0.08)    $ (0.40)
                                                                =======     =======
Weighted average class A common shares used to compute net
  (loss) income per share, basic and diluted................      3,471       2,953
                                                                =======     =======

                See Notes to Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $  1,358   $   (365)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Investment in real estate acquired for resale...........    (1,369)      (667)
    Proceeds from sales of real estate acquired for
      resale................................................        --      2,464
    Gain on sales of real estate acquired for resale........        --       (608)
    Gain on sales of real estate acquired for investment....      (250)        --
    Income from retail partnerships and other affiliates....       (31)       (15)
    Depreciation and amortization...........................     1,003        255
    Amortization of deferred compensation...................       144         64
    Minority interest in income of consolidated joint
      ventures..............................................        15         44
    Deferred merger costs...................................        --      1,320
    (Increase) decrease in tenant receivables...............      (512)       109
    Increase in accounts receivable.........................      (448)      (304)
    Increase in accounts receivable -- related party........      (450)    (1,494)
    Cash receipts from direct financing leases more (less)
      than income recognized................................         1         (3)
    Decrease (increase) in deferred costs...................         2        (42)
    (Increase) decrease in other assets.....................      (278)        45
    Decrease in accounts payable............................    (1,701)      (581)
    Increase in security deposits...........................        (1)        --
                                                              --------   --------
       Net cash (used in) provided by operating
       activities...........................................    (2,517)       222
                                                              --------   --------
Cash flows from investing activities:
  Improvements to real estate...............................      (109)      (231)
  Notes receivable collections..............................        --         43
  Additions to furniture, fixtures and equipment............       (61)      (119)
  Investment in retail partnerships and other affiliates....      (129)    (1,313)
  Distributions from retail partnerships and other
    affiliates..............................................       134         10
  Proceeds from sale of investment property.................       941         --
  Decrease (increase) in preacquisition costs...............        (4)       (34)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....       772     (1,644)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................     2,888      2,965
  Payments of notes payable.................................   (16,045)   (14,464)
  Issuance of common shares.................................    19,793     15,815
  Retirement of common shares...............................      (410)        --
  Issuance costs............................................    (2,245)    (1,796)
  Common dividends paid.....................................    (1,280)      (925)
  Distributions to minority interests.......................       (25)       (25)
                                                              --------   --------
    Net cash provided by financing activities...............     2,676      1,570
                                                              --------   --------
Net increase in cash and cash equivalents...................       931        148
Cash and cash equivalents, beginning of period..............     2,960      2,031
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,891   $  2,179
                                                              ========   ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest..................................................  $1,522,913   $620,688
  Income taxes..............................................     654,886     48,600

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the first quarter of 2005 and 2004, the Company converted 31 thousand and 23 thousand B shares to A shares, respectively. Additionally, during the first quarter of 2005 and 2004, the Company issued Class C & D shares with a value of $781 thousand and $233 thousand, respectively, in satisfaction of dividends through the dividend reinvestment program.

     During the first quarter of 2005, the Company issued 90 thousand shares of restricted stock to employees and trust managers as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $733 thousand in deferred compensation related to the issuance of the restricted stock.

     During the first quarter of 2004, the Company issued 135 thousand shares of restricted stock to employees and trust managers as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $876 thousand in deferred compensation related to the issuance of the restricted stock.

                See Notes to Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2005
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                          ACCUMULATED
                                                          CAPITAL IN     DISTRIBUTIONS                   COST OF
                                         COMMON SHARES   EXCESS OF PAR   IN EXCESS OF      DEFERRED     TREASURY
                                            AMOUNT           VALUE         EARNINGS      COMPENSATION    SHARES        TOTAL
                                         -------------   -------------   -------------   ------------   ---------   -----------
BALANCE AT DECEMBER 31, 2004...........    $    119      $    104,114    $    (15,038)    $    (770)    $     (55)  $    88,370
  Net income...........................          --                --           1,358            --            --         1,358
  Issuance of common shares, Class A...          --                --              --          (733)           --          (733)
  Amortization of deferred
    compensation.......................          --                --              --           144            --           144
  Issuance of common shares, Class C...          --               417              --            --            --           417
  Retirement of common shares, Class
    C..................................          --              (410)             --            --            --          (410)
  Issuance of common shares, Class D...          20            17,892              --            --            --        17,912
  Distributions........................          --                --          (2,061)           --            --        (2,061)
                                           --------      ------------    ------------     ---------     ---------   -----------
BALANCE AT MARCH 31, 2005..............    $    139      $    122,013    $    (15,741)    $  (1,359)    $     (55)  $   104,997
                                           ========      ============    ============     =========     =========   ===========

                See Notes to Consolidated Financial Statements.

                            AMREIT AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

     AmREIT is a fully integrated, self-managed and self-advised equity REIT based in Houston, Texas. We own and operate a portfolio of multi-tenant and single-tenant retail properties consisting of 61 properties in 17 states as of March 31, 2005, having an aggregate gross leaseable area of approximately 908,000 square feet. Multi-tenant shopping centers represented 61.1 percent of annualized rental income for the properties we owned as of March 31, 2005. We also manage an additional 20 properties located in six states for our affiliated retail partnerships. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition. AmREIT's class A common shares are traded on the American Stock Exchange under the symbol "AMY".

     AmREIT directly owns a portfolio of grocery-anchored, strip center, lifestyle shopping centers and single-tenant retail properties leased to companies such as Kroger(R), Walgreens(R), GAP(R) and Starbucks(R). We have focused geographically in the Houston market and other large metropolitan markets in Texas such as Dallas and San Antonio. We focus on acquiring and selectively developing multi-tenant shopping centers anchored by major retailers. Many of our properties are located on what we call "Irreplaceable Corners(TM)" which we define as premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. The dependability of the lease payments is therefore based on the strength and viability of the entire company, not just the leased location.

     Our business structure consists of our portfolio of retail properties as well as three additional businesses: (1) a full service real estate operating and development business; (2) a retail partnership business; and (3) a registered securities business. Through our real estate operating and development business, we provide construction and development, property management, asset acquisition and disposition, brokerage and leasing, tenant representation, sale/leaseback and joint venture management services. Our retail partnerships were formed to develop, own, manage and add value to retail properties with a focus on shorter term value creation and a limited investment period. Each of these partnerships owns multiple properties, and we act as the partnerships' general partner while our real estate operating company acts as property manager. Through our retail partnerships, AmREIT captures recurring development, leasing, property management and asset management fees for services performed while maintaining a residual interest after a preferred return is paid to limited partners. Our registered securities business sells interests in our affiliated retail partnerships and non-traded AmREIT shares through a wholesale effort using a national network of unaffiliated, third-party financial planners.

     We finance our growth and working capital needs with a combination of equity and debt. Our registered securities business gives us access to capital through the independent financial planning marketplace. Our class C common share offering which was opened in August 2003 became fully subscribed during the second quarter of 2004, and we are currently raising capital through our class D common share offering. The class C and class D common shares are not publicly traded and are being offered exclusively through the independent financial planning community. Our bylaws limit our recourse debt to 55 percent of gross asset value. Our strategies and our structure, as discussed herein, are reviewed by our board on a regular basis and may be modified or changed without a vote of our shareholders.

                            AMREIT AND SUBSIDIARIES

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

  REVENUE RECOGNITION

     The Company leases space to tenants under agreements with varying terms. The majority of the leases are accounted for under the operating method with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants' sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.

     The Company has been engaged to provide various services, including development, construction management, property management, leasing and brokerage. The fees for these services are generally calculated as a percentage of revenues earned or to be earned and of property cost, as appropriate. Such fees are recognized as services are provided.

  REAL ESTATE INVESTMENTS

     Development Properties -- Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs,

                            AMREIT AND SUBSIDIARIES
and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense.

     Acquired Properties and Acquired Lease Intangibles -- We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

     Depreciation -- Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.

     Properties Held for Sale -- Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At March 31, 2005, AmREIT owned twelve properties with a combined carrying value of $9.9 million that are classified as real estate held for sale. At December 31, 2004, AmREIT owned nine properties with a combined carrying value of $6.3 million that were classified as real estate held for sale.

     Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows can be clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior periods have been reclassified to reflect the operations of these properties as discontinued operations.

     Impairment -- Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurs by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment in value was recorded for the period ended March 31, 2005.

                            AMREIT AND SUBSIDIARIES

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

  DEFERRED COSTS

     Deferred costs include deferred leasing costs and deferred loan fees, net of amortization. Deferred loan fees are incurred in obtaining property financing and are amortized to interest expense using a method that approximates the effective interest method over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan fees as of March 31, 2005 and December 31, 2004 totaled $210 thousand and $185 thousand, respectively. Accumulated amortization related to leasing costs as of March 31, 2005 and December 31, 2004 totaled $123 thousand and $108 thousand, respectively.

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

     Deferred compensation includes share grants to employees as a form of long-term compensation. The share grants vest over a period of three to seven years. Additionally, the Company assigns a portion, up to 45 percent, of the economic interest in certain of its retail limited partnerships to certain of its key employees. This economic interest is received, as, if and when the Company receives economic benefit from its profit participation, after certain preferred returns have been paid to the partnership's limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows the Company to align the interest of its employees with the interest of our shareholders. The Company amortizes the fair value, established at the date of grant, of the restricted shares ratably over the vesting period. Because the future profits and earnings from the retail limited partnerships can not be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, AmREIT recognizes expense associated with the assignment of economic interest in its retail limited partnerships as the Company recognizes the corresponding income from the associated retail limited partnerships. No portion of the economic interest in the retail partnerships that have provided profit participation to the Company to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

     AmREIT maintains a defined contribution 401k retirement plan for its employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan is administered by Benefit Systems, Inc. and allows for contributions to be either invested in an array of large, mid and small cap mutual funds managed by Hartford, or directly into class A common shares. Employee contributions invested in Company stock are limited to 50 percent of the employee's contributions. The Company matches 50 percent of the employees contribution, up to a maximum employee contribution of 4 percent. None of the employer contribution is matched in Company stock.

                            AMREIT AND SUBSIDIARIES

  FEDERAL INCOME TAXES

     AmREIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of dividends paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90 percent of its real estate investment trust taxable income be distributed to shareholders.

     AmREIT's real estate operating and development business, AmREIT Realty Investment Corporation and subsidiaries ("ARIC"), is a fully integrated and wholly-owned group of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our retail partnerships are treated for Federal income tax purposes as taxable REIT subsidiaries (collectively, the "Taxable REIT Subsidiaries"). Federal income taxes are accounted for under the asset and liability method.

  EARNINGS PER SHARE

     Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Unvested shares of restricted stock have been included in determining basic earnings per share due to the voting and dividend rights associated with such shares. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 13.1 million and 12.6 million potential common shares as of March 31, 2005 and December 31, 2004, respectively.

     The following table presents information necessary to calculate basic and diluted earnings per share for the three months ended March 31, as indicated:

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2005     2004
                                                              ------   -------
Loss to Class A common shareholders (in thousands)*.........  $ (274)  $(1,178)
Weighted average Class A common shares outstanding (in
  thousands)................................................   3,471     2,953
Basic and diluted loss per share*...........................  $(0.08)  $ (0.40)

---------------

* The operating results for the three months ended March 31, 2004 include a charge to earnings of $1.3 million which was the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to AmREIT in 1998. The charge represented deferred merger costs related to this sale that was triggered by the issuance of additional common stock as part of the merger with AmREIT's affiliated partnerships during 2002 and the issuance of Class C common stock in 2003 and in 2004.

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

                            AMREIT AND SUBSIDIARIES

  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In December 2003, the FASB reissued Interpretation No. 46 ("FIN 46R"), Consolidation of Variable Interest Entities, as revised. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate.

     We are an investor in and the primary beneficiary of two entities that qualify as variable interest entities pursuant to FIN 46R. These entities were established to develop, own, manage, and hold property for investment. These entities comprise $6.6 million of our total consolidated assets, and neither entity had debt outstanding as of March 31, 2005. We historically consolidated such entities under generally accepted accounting principles in effect prior to the issuance of FIN 46R; accordingly, our adoption of FIN 46R had no effect on our financial position or results of operations.

  NEW ACCOUNTING STANDARDS

     In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R becomes effective in 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of March 31, 2005. Our strategy to date has been to compensate our employees through issuance of restricted shares of our class A common stock. We determine the fair value of such awards based on the fair value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R will not change this accounting treatment for our restricted stock awards. Accordingly, we do not believe that our adoption of SFAS 123R in 2006 will impact our consolidated financial position, results of operations or cash flows.

  DISCONTINUED OPERATIONS

     The following is a summary of our discontinued operations for the three months ended March 31, (in thousands, except for per share data):

                                                              2005    2004
                                                              -----   -----
Rental revenue and earned income from DFL...................  $ 124   $ 338
Gain on sale of real estate held for investment.............    250      --
Gain on sale of real estate held for resale.................     --     608
                                                              -----   -----
  Total revenues............................................    374     946
Property expense............................................    (16)    (44)
General operating and administrative........................     --     (67)
Legal and professional......................................     (4)     --
Depreciation and amortization...............................    (13)    (21)
Interest expense............................................     --     (39)
                                                              -----   -----
  Total expenses............................................    (33)   (171)
  Income from discontinued operations.......................    341     775
Basic and diluted income from discontinued operations per
  Class A common share......................................  $0.10   $0.26

                            AMREIT AND SUBSIDIARIES

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

3.  INVESTMENTS IN RETAIL PARTNERSHIPS AND OTHER AFFILIATES

  RETAIL PARTNERSHIPS

     As of March 31, 2005, AmREIT, indirectly through wholly owned subsidiaries, owned interests in four limited partnerships, which are accounted for under the equity method since AmREIT exercises significant influence over the investee. In each of the partnerships, the limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. Our interests in these limited partnerships range from
1.4 percent to 10.5 percent. These partnerships were formed to develop, own, manage, and hold property for investment.

     AmREIT Opportunity Fund ("AOF") -- AmREIT Opportunity Corporation ("AOC"), a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general partner in AOF. AmREIT currently owns a 10.5 percent limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and as of March 31, 2005, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners.

     AmREIT Income & Growth Fund, Ltd. ("AIG") -- AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AIG. AmREIT currently owns an approximately 2.0 percent limited partner interest in AIG.

     AmREIT Monthly Income & Growth Fund ("MIG") -- AmREIT Monthly Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in MIG. AmREIT currently owns an approximately 1.4 percent limited partner interest in MIG.

     AmREIT Monthly Income & Growth Fund II ("MIG II") -- AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400 thousand as a limited partner and $1 thousand as a general partner in MIG II. AmREIT currently owns an approximately 1.6 percent limited partner interest in MIG II.

                            AMREIT AND SUBSIDIARIES

     The following table sets forth certain financial information for the AIG, MIG and MIG II retail partnerships (AOF is not included as it is currently in liquidation):

                                                                                  SHARING
                                                                                  RATIOS*
RETAIL                           CAPITAL        LP         GP       SCHEDULED    ---------
PARTNERSHIP                    UNDER MGMT.   INTEREST   INTEREST   LIQUIDATION   LP    GP    LP PREFERENCE*
-----------                    -----------   --------   --------   -----------   ---   ---   --------------
AIG..........................  $10 million     2.0%       1.0%        2008       99%     1%       8%
                                                                                 90%    10%       10%
                                                                                 80%    20%       12%
                                                                                 70%    30%       15%
                                                                                  0%   100%  40% Catch Up
                                                                                 60%    40%   Thereafter
                                                                                 --    ---    ------------
MIG..........................  $15 million     1.4%       1.0%        2010       99%     1%       8%
                                                                                 90%    10%       10%
                                                                                 80%    20%       12%
                                                                                  0%   100%  40% Catch Up
                                                                                 60%    40%   Thereafter
                                                                                 --    ---    ------------
MIG II.......................  $25 million     1.6%       1.0%        2011       99%     1%       8%
                                                                                 85%    15%       12%
                                                                                  0%   100%  40% Catch Up
                                                                                 60%    40%   Thereafter
                                                                                 --    ---    ------------

---------------

* Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99 percent of the cash distributions until they receive an 8 percent preferred return. Thereafter, the LPs share in 90 percent of the cash distributions until they receive a 10 percent preferred return.

  OTHER AFFILIATE

     Other than the retail partnerships, we have an investment in one entity that is accounted for under the equity method since AmREIT exercises significant influence over such investee. AmREIT invested $955 thousand in West Road Plaza, LP, and we have a 25 percent limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, TX at the intersection of I-45 and West Road.

4.  ACQUIRED LEASE INTANGIBLES

     In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases' remaining terms, which range from 9 months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.

                            AMREIT AND SUBSIDIARIES

     In-place leases, above-market leases and their respective accumulated amortization at March 31, 2005 and December 31, 2004 were as follows:

                                              MARCH 31, 2005           DECEMBER 31, 2004
                                          -----------------------   -----------------------
                                          IN-PLACE   ABOVE-MARKET   IN-PLACE   ABOVE-MARKET
                                           LEASES       LEASES       LEASES       LEASES
                                          --------   ------------   --------   ------------
Cost....................................  $10,834        $328       $10,858        $328
Accumulated amortization................     (860)        (64)         (538)        (20)
                                          -------        ----       -------        ----
                                          $ 9,974        $264       $10,320        $308
                                          -------        ----       -------        ----

     Acquired lease intangible liabilities (below-market leases) are net of previously recognized rent of $174 thousand and $63 thousand at March 31, 2005 and December 31, 2004, respectively and are amortized over the leases' remaining terms, which range from 10 months to 16 years. The amortization of below-market leases is recorded as an increase to rental income.

5.  NOTES PAYABLE

     The Company's outstanding debt consists of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004
                                                              ---------   ------------
Notes Payable:
  Fixed rate mortgage loans.................................   $66,864      $ 67,190
  Fixed rate unsecured loans................................       760           760
                                                               -------      --------
     Total notes payable....................................    67,624        67,950
Variable-rate unsecured line of credit......................    25,127        38,014
                                                               -------      --------
     Total..................................................   $92,751      $105,964
                                                               =======      ========

     The Company has an unsecured credit facility (the "Credit Facility") in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $41 million subject to the value of unencumbered assets. In December 2004, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. On March 31, 2005, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40 percent to LIBOR plus a spread of 2.35 percent. As of March 31, 2005, the interest rate was LIBOR plus 2.35 percent. As of March 31, 2005, $25.1 million was outstanding under the Credit Facility. The Company has approximately $15.9 million available under its line of credit, subject to the financial covenants and Lender approval on the use of the proceeds.

                            AMREIT AND SUBSIDIARIES

     As of March 31, 2005, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

                                                        SCHEDULED
                                                        PRINCIPAL   TERM-LOAN     TOTAL
SCHEDULED PAYMENTS BY YEAR                              PAYMENTS    MATURITIES   PAYMENTS
--------------------------                              ---------   ----------   --------
2005 (includes Line of Credit)........................   $25,960     $    --     $25,960
2006..................................................     1,184          --       1,184
2007..................................................     1,271          --       1,271
2008..................................................     1,365      13,410      14,775
2009..................................................     1,453         885       2,338
Beyond five years.....................................    30,059      15,887      45,946
Unamortized debt premiums.............................        --       1,277       1,277
                                                         -------     -------     -------
  Total...............................................   $61,292     $31,459     $92,751
                                                         =======     =======     =======

6.  CONCENTRATIONS

     As of March 31, 2005, two properties individually accounted for more than 10 percent of the Company's consolidated total assets -- Plaza in the Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 16 percent and 20 percent, respectively of total assets. Consistent with our strategy of investing in areas that we know well, 21 of our properties are located in the Houston metropolitan area. These Houston properties represent 65 percent of our rental income for the three months ended March 31, 2005. Houston is Texas' largest city and the fourth largest city in the United States.

     Following are the revenues generated by the Company's top tenants for the three month period ended March 31 ($ in thousands):

TENANT                                                         2005     2004
------                                                        ------   ------
Kroger......................................................  $  626   $   --
IHOP Corporation............................................     562      658
CVS/pharmacy................................................     236      229
Golden Corral...............................................     158      156
Linens 'N Things............................................     155       --
Footstar....................................................      --      138
Landry's....................................................     129      113
                                                              ------   ------
                                                              $1,866   $1,294
                                                              ======   ======

7.  SHAREHOLDERS' EQUITY AND MINORITY INTEREST

     Class A Common Shares -- Our class A common shares are listed on the American Stock Exchange ("AMEX") and traded under the symbol "AMY." As of March 31, 2005, there were 3,484,212 of the Company's class A common shares outstanding, net of 9,116 shares held in treasury. The payment of any future dividends by AmREIT to class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B, class C and class D common shares, as well as its earnings and financial needs.

     Class B Common Shares -- The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were

                            AMREIT AND SUBSIDIARIES
issued at $9.25 per share. They receive a fixed 8.0 percent cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder's option. Beginning in July 2005, AmREIT has the right to call the shares and, at the holder's option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of March 31, 2005, there were 2,215,722 of the Company's class B common shares outstanding.

     Class C Common Shares -- The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0 percent preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110 percent of invested capital, at the holder's option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, AmREIT has the right to force conversion of the shares into class A shares at the 10 percent conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of March 31, 2005, there were 4,083,276 of the Company's class C common shares outstanding.

     Class D Common Shares -- The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5 percent annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7 percent premium on original capital after a 7-year lock out period, at the holder's option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, AmREIT has the right to force conversion of the shares into class A shares at the 7.7 percent conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of March 31, 2005, there were 4,103,087 of the Company's class D common shares outstanding.

     Minority Interest -- Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

8.  RELATED PARTY TRANSACTIONS

     See Note 3 regarding investments in retail partnerships and other affiliates.

     On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair value. AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760 thousand in 8 year, 5.47 percent interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned shares during 2004 and 2003 as a result of our class C and class D common share offering, resulting in a non-cash charge to earnings of approximately $1.68 million, $915 thousand and $1.9 million in 2004, 2003 and 2002, respectively. To date, Mr. Taylor has received 900 thousand class A

                            AMREIT AND SUBSIDIARIES
common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.

     The Company earns real estate fee income by providing property acquisition, leasing, property management and construction management services to our retail partnerships. The Company owns 100 percent of the stock of the companies that serve as the general partner for four of the Partnerships. Real estate fee income of $753 thousand and $317 thousand were paid by the Partnerships to the Company for the three months ended March 31, 2005 and 2004 respectively. The Company earns asset management fees from the Partnerships for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the Partnership. Asset management fees of $117 thousand and $75 thousand were paid by the Partnerships to the Company for the three months ended March 31, 2005 and 2004, respectively.

     As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, the Company maintains an indirect 1 percent general partner interest in the investment funds that it sponsors. The funds are typically structured such that the limited partners receive 99 percent of the available cash flow until 100 percent of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. The Company also assigns a portion of this general partner interest in these investment funds to its employees as long term, contingent compensation. In so doing, the Company believes that it will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

9.  REAL ESTATE ACQUISITIONS AND DISPOSITIONS

     For the three months ended March 31, 2005, AmREIT sold one single tenant non-core property. The sale of the property resulted in a net gain of $250 thousand. The cash proceeds from the sale of the property were approximately $941 thousand. As a result of the sale, the operations of the property, including the gains on sales, have been classified as discontinued operations for all periods presented.

     During 2004, AmREIT invested $105.2 million through the acquisition of five multi-tenant properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.

     On December 27, 2004, AmREIT acquired MacArthur Park Shopping Center, a Kroger (NYSE: KR) anchored shopping center consisting of 198,443 square feet located on approximately 23 acres. The property, which was acquired from Regency Centers, is located in Dallas, Texas at the northwest intersection of I-635 and MacArthur Boulevard in the heart of Las Colinas, an affluent residential and business community. The property is surrounded by companies such as Exxon Mobil, Citigroup, and Sabre. The property was acquired for cash and the assumption of long-term fixed rate debt. The Kroger lease is for 20-years, containing approximately 63,000 square feet, expiring in November 2020.

     On July 21, 2004, AmREIT acquired Bakery Square Shopping Center, a 34,614 square-foot retail project including a free standing Walgreens and a shopping center anchored by Bank of America (NYSE:BOA). This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the shopping center's leases is 4.4 years. The Walgreens lease covers 15,210 square feet and is non-cancelable until October 31, 2016, with Walgreens having the option to renew the lease every five years thereafter until the lease expires on October 31, 2056.

                            AMREIT AND SUBSIDIARIES

     On July 1, 2004, AmREIT acquired Plaza in the Park, a 138,663 square-foot Kroger anchored shopping center located on approximately 14.3 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. Plaza in the Park's Kroger is undergoing a 13,120 square-foot expansion, and when completed, will be the largest Kroger grocery store in the state. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project's leases is
9.2 years. The Kroger lease is for 20 years, containing approximately 71,000 square feet, expiring in August 2017.

     On July 1, 2004, AmREIT acquired Cinco Ranch, a 97,297 square-foot Kroger anchored shopping center located on approximately 12.8 acres. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project's leases is
13.5 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023.

     On June 15, 2004, AmREIT acquired Courtyard at Post Oak, consisting of a 4,013 square-foot, free standing building occupied by Verizon Wireless (NYSE:
VZ) and a 9,584 square-foot, multi-tenant shopping center occupied by Ninfa's Restaurant and Dessert Gallery. The property is located at the northwest intersection of Post Oak and San Felipe in Houston, Texas which is the heart of the Uptown Houston area, the most significant retail corridor in the Greater Houston area. The property was acquired for cash. The weighted average remaining lease term for the project's leases is 4.7 years.

10.  COMMITMENTS

     In March of 2004, the Company signed a new lease agreement for its office facilities which expires August 31, 2009. In addition, the Company leases various office equipment for daily activities. Rental expense for the three months ended March 31, 2005 and 2004 was $51 thousand and $6 thousand, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. As of March 31, 2005, the carrying value of the Company's total debt obligations was $92.8 million. Approximately $25.1 million of our total debt obligations have market-based terms, including a variable interest rate, and the carrying value of such debt is therefore representative of its fair value as of March 31, 2005. Approximately $67.6 million of our total debt obligations have fixed rate terms and have an estimated fair value of $69.1 million as of March 31, 2005. As of December 31, 2004, the carrying value of the Company's total debt obligations was $106.0 million. As of December 31, 2004, approximately $38.0 million of our total debt obligations had market-based terms, including a variable interest rate, and the carrying value of such debt is therefore representative of its fair value. As of December 31, 2004, approximately $68.0 million of our total debt obligations had fixed rate terms and had an estimated fair value of $69.7 million.

12.  SEGMENT REPORTING

     The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

     AmREIT has historically evaluated the performance of its operating segments primarily on revenue. During 2005, we began evaluating our operating segments based on income from continuing operations. Accordingly, we began allocating certain overhead expenses to the individual business units to which those

                            AMREIT AND SUBSIDIARIES
expenses relate. We have recorded reclassifications to the 2004 segment expenses to conform to the current year presentation.

     The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 61 properties located in 17 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Additionally, substantially all of the increase in total assets during the year ended December 31, 2004 and during the quarter ended March 31, 2005 occurred within the portfolio segment. Our real estate operating and development business is a fully integrated and wholly-owned group of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. The securities segment consists of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The retail partnerships sell limited partnership interests to retail investors, in which AmREIT indirectly invests as both the general partner and as a limited partner (see Note 3). These retail partnerships were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

                                                        REAL ESTATE                   RETAIL
FOR THE THREE MONTHS ENDED MARCH 31, 2005   PORTFOLIO   OPERATIONS    SECURITIES   PARTNERSHIPS    TOTAL
-----------------------------------------   ---------   -----------   ----------   ------------   -------
Rental income.............................   $4,795       $   25        $   --         $ --       $ 4,820
Securities commission income..............       --           --         2,123           --         2,123
Real estate fee income....................       --          994            --           --           994
Other income..............................      140           48            --          117           305
                                             ------       ------        ------         ----       -------
     Total Revenue........................    4,935        1,067         2,123          117         8,242
Securities commission expense.............       --           --         1,633           --         1,633
Depreciation and amortization.............    1,097           --            --           --         1,097
Property expense..........................      729           --            --           --           729
Professional fees.........................      314           95            16           --           425
Real estate commission expense............       --          154            --           --           154
General and administrative expense........      329          661           623           39         1,652
                                             ------       ------        ------         ----       -------
     Total Expenses.......................    2,469          910         2,272           39         5,690
Interest expense..........................   (1,517)          --            --           --        (1,517)
Other income (expense)....................      (49)          33            (4)           2           (18)
  Income from discontinued operations.....      318           23            --           --           341
                                             ------       ------        ------         ----       -------
     Net Income (loss)....................   $1,218       $  213        $ (153)        $ 80       $ 1,358
                                             ------       ------        ------         ----       -------

                            AMREIT AND SUBSIDIARIES

                                                        REAL ESTATE                   RETAIL
FOR THE THREE MONTHS ENDED MARCH 31, 2004   PORTFOLIO   OPERATIONS    SECURITIES   PARTNERSHIPS    TOTAL
-----------------------------------------   ---------   -----------   ----------   ------------   -------
Rental income.............................   $2,029       $   --        $   --         $ --       $ 2,029
Securities commission income..............       --           --         1,905           --         1,905
Real estate fee income....................       --          367            --           --           367
Other income..............................       11           --            --           75            86
                                             ------       ------        ------         ----       -------
     Total Revenue........................    2,040          367         1,905           75         4,387
Deferred merger expense...................    1,320           --            --           --         1,320
Securities commission expense.............       --           --         1,424           --         1,424
Professional fees.........................      141           16            11           --           168
Depreciation and amortization.............      225           --            --           --           225
Property expense..........................      209           --            --           --           209
Real estate commission expense............       --          160            --           --           160
General and administrative expense........      265          338           582           16         1,201
                                             ------       ------        ------         ----       -------
     Total Expenses.......................    2,160          514         2,017           16         4,707
Interest expense..........................     (620)          --            --           --          (620)
Other income/(expense)....................      (45)        (166)           (4)          15          (200)
Income from discontinued operations.......      110          665            --           --           775
                                             ------       ------        ------         ----       -------
     Net Income (loss)....................   $ (675)      $  352        $ (116)        $ 74       $  (365)
                                             ======       ======        ======         ====       =======

13.  SUBSEQUENT EVENTS

     On April 22, 2005, the Company filed a registration statement with the Securities and Exchange Commission (SEC) registering 3,600,000 of its series A common shares (including the 15% underwriters' over-allotment options) for issuance to the public. The shares will be offered in an underwritten public offering. The offering is expected to be completed before the end of the second quarter of 2005.

     On May 10, 2005, all contingencies in AmREIT's contract to acquire a multi-tenant shopping center consisting of 169,000 square-feet located on approximately 14 acres were satisfied, and the agreement became enforceable against AmREIT. The property, which is expected to be acquired on June 2, 2005, is being purchased for approximately $70 million and is located in a major Texas market. The property will be acquired through the placement of $49 million of long term fixed rate debt with the remainder of the purchase price to be paid in cash. The debt will have a ten year term, a 5.37 interest rate, and require that interest only payments be made monthly during the entire term of the loan. The weighted average remaining lease term for the project is 5.5 years. The shopping center is 92 percent occupied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties and the ability to meet development schedules.

     The consolidated financial statements of AmREIT and the following discussion contained herein should be read in conjunction with the consolidated financial statements and discussion included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Historical results and trends which might appear should not be taken as indicative of future operations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

     AmREIT(AMEX: AMY) is a fully integrated, self-managed and self-advised equity REIT based in Houston, Texas. We own and operate a portfolio of multi-tenant and single-tenant retail properties consisting of 61 properties in 17 states as of March 31, 2005, having an aggregate gross leaseable area of approximately 908,000 square feet. Multi-tenant shopping centers represented
61.1 percent and 62.5 percent of annualized rental income for the properties we owned as of March 31, 2005 and December 31, 2004, respectively. We also manage an additional 20 properties located in six states for our affiliated retail partnerships. We have focused geographically in the Houston market and other large metropolitan markets in Texas such as Dallas and San Antonio. We focus on acquiring and selectively developing multi-tenant shopping centers anchored by major retailers. Many of our properties are located on what we call "Irreplaceable Corners(TM)" which we define as premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry. We focus on Irreplaceable Corners because we believe that these properties are in greater demand, have greater prospects for upward movement in rents and should produce higher risk-adjusted returns than similar properties located in other locations. AmREIT is vertically integrated with three additional synergistic businesses that we believe enhance our earnings potential, add value and support our portfolio expansion. These three synergistic businesses are: (1) a full service real estate operating and development business; (2) a retail partnership business; and (3) a registered securities business. This flexible structure allows AmREIT access to multiple avenues of low-cost capital, which can be deployed efficiently and accretively for our shareholders. In addition, we believe our business structure cultivates growth both internally and externally, distinguishing AmREIT as a value creator, a growth company and a source of dependable monthly income.

     AmREIT's goal is to deliver dependable, monthly income for our shareholders. In so doing, AmREIT strives to increase and maximize Funds from Operations (FFO) per share by issuing long-term capital through both the NASD independent financial planning marketplace and potentially through underwritten offerings, and investing the capital in accretive real estate properties, acquired or developed, on Irreplaceable Corners. Additionally, we strive to maintain a conservative balance sheet by keeping a debt to gross asset value ratio of less than 55 percent. As of March 31, 2005, our ratio of debt to gross asset value was less than 55 percent.

     We have been developing and acquiring multi-tenant shopping centers for almost ten years in our retail partnership business. During that time, we believe we have sharpened our ability to recognize the high-end grocery-anchored, strip center, lifestyle center and single-tenant properties that can create long-term value. In assessing the performance of the Company's properties, management evaluates the occupancy of the Company's portfolio. Occupancy for our operating properties was
97.0 percent as of March 31, 2005 as compared to 96.6 percent as of December 31, 2004.

     Management plans to continue selectively divesting properties which no longer meet our core criteria and replace them primarily with high-quality, multi-tenant shopping centers on Irreplaceable Corners. In executing this strategy, we expect to increase total assets from $203 million as of December 31, 2004 to approximately $400 million by mid-2006. We intend to finance our growth through the most advantageous sources of capital available at the time. Such capital sources may include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, acquisitions of the Company's affiliated entities or other unrelated companies, or the disposition of assets, as well as undistributed funds from operations. Through our class C and D common share offerings, we raised approximately $46.4 million in capital in 2004, which along with debt financing, financed $105.2 million in property acquisitions and developments in 2004.

     With respect to our growth opportunities, we currently have approximately $175 million of projects in our pipeline at various stages of evaluation. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management has budgeted for an increase in interest rates during 2005. As of March 31, 2005, approximately 73 percent of our outstanding debt had a long-term fixed interest rate with an average term of seven years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55 percent.

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

     Revenue Recognition -- The Company leases space to tenants under agreements with varying terms. The majority of the leases are accounted for under the operating method with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants' sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.

     The Company has been engaged to provide various services, including development, construction management, property management, leasing and brokerage. The fees for these services are generally calculated as a percentage of revenues earned or to be earned and of property cost, as appropriate. Such fees are recognized as services are provided.

     Real Estate Valuation -- Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress.

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

     Valuation of Receivables -- An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.

     Real Estate Acquisitions -- We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005 and 2004, the Company's cash and cash equivalents totaled $3.9 million and $3.0 million, respectively. Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

                                                               2005      2004
                                                              -------   -------
Operating activities........................................  $(2,517)  $   222
Investing activities........................................      772    (1,644)
Financing activities........................................    2,676     1,570

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

     Additionally, as part of its investment strategy, AmREIT constantly evaluates its property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners(TM) and other core assets. As we continue to raise capital, we anticipate growing and increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income producing retail real estate assets. During 2004, this was evidenced through the purchases of Courtyard at Post Oak, a 14 thousand square foot community shopping center, Plaza in the Park, a 139 thousand square foot grocery-anchored shopping center, Cinco Ranch Plaza, a 97 thousand square foot grocery-anchored shopping center, Bakery Square, a 35 thousand square foot community shopping center and MacArthur Park, a 198 thousand square foot grocery-anchored shopping center.

     In June 2004, AmREIT began marketing its class D common share offering, a $170 million publicly registered, non-traded common share offering, offered through the independent financial planning community. The class D common shares have a stated, non-preferred 6.5 percent annual dividend, paid monthly, are eligible for conversion into the Company's class A common shares at any time after a seven-year lock out period for a 7.7 percent premium on invested capital and are callable by the Company after one year. The Company will utilize the proceeds from the sale of the class D shares primarily to pay down debt or acquire additional properties. At March 31, 2005, the Company had raised approximately $41.0 million through the sale of the class D common shares, including shares issued through the dividend reinvestment program.

     Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased $2.7 million for the quarter ended March 31, 2005 when compared to the quarter ended March 31, 2004. This reduction was primarily driven by a $2.5 million decrease in 2005 in proceeds from sales of properties acquired for resale, coupled with a $702 thousand increase during 2005 in investments that we made in such properties during the quarter. These decreases in cash flows were partially offset by a $1.1 million increase in our income before depreciation and amortization in 2005 which was driven by our significant property acquisitions during 2004.

     Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows increased from a net investing outflow of $1.6 million for the quarter in 2004 to a net investing inflow of $772 thousand in 2005. This $2.4 million increase in cash flows is primarily attributable to two factors -- we invested $1.2 million less in our retail partnerships and other affiliates during 2005 as compared to 2004 and we sold one of our non-core single-tenant properties in the first quarter of 2005 for $941 thousand, and we had no similar property sales in the first quarter of 2004.

     Cash flows provided by financing activities increased by $1.1 million from $1.6 million during the quarter ended 2004 to $2.7 million during the quarter ended 2005. This increase was primarily attributable to the Company's capital-raising activities. Proceeds generated from the Company's class D common share offering increased during 2005 by $3.5 million over 2004 proceeds, net of issuance costs. This increase in net offering proceeds was partially offset by a couple of factors. Payments made on notes payable increased by $1.6 million due to the additional debt service resulting from our 2004 property acquisitions. Additionally, dividends paid to shareholders increased during the quarter by $355 thousand primarily due to the increase in the number of class D common shareholders during 2004 and early 2005. During 2004, AmREIT began marketing its class D common share offering, a $170 million common share offering, offered through the independent financial planning community, and through March 31, 2005, has raised approximately $41.0 million, including shares issued through the dividend reinvestment program.

     The Company has an unsecured credit facility (the "Credit Facility") in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $41 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At

March 31, 2005, the Company was in compliance with all financial covenants. The Credit Facility's annual interest rate varies depending upon the Company's debt to asset ratio, from LIBOR plus a spread of 1.40 percent to LIBOR plus a spread of 2.35 percent. As of March 31, 2005, the interest rate was LIBOR plus 2.35 percent. As of March 31, 2005, $25.1 million was outstanding under the Credit Facility. The Company has approximately $15.9 million available under its line of credit, subject to the financial covenants and Lender approval on the use of the proceeds. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments.

     On April 22, 2005, the Company filed a registration statement with the Securities and Exchange Commission (SEC) registering 3,600,000 of its series A common shares (including the 15% underwriters' over-allotment options) for issuance to the public. The shares will be offered in an underwritten public offering. The offering is expected to be completed before the end of the second quarter of 2005.

     On May 10, 2005, all contingencies in AmREIT's contract to acquire a multi-tenant shopping center consisting of 169,000 square-feet located on approximately 14 acres were satisfied, and the agreement became enforceable against AmREIT. The property, which is expected to be acquired on June 2, 2005, is being purchased for approximately $70 million and is located in a major Texas market. The property will be acquired through the placement of $49 million of long term fixed rate debt with the remainder of the purchase price to be paid in cash. The debt will have a ten year term, a 5.37 interest rate, and require that interest only payments be made monthly during the entire term of the loan. The weighted average remaining lease term for the project is 5.5 years. The shopping center is 92 percent occupied.

CONTRACTUAL OBLIGATIONS

     As of March 31, 2005, the Company had the following contractual debt obligations (see also Note 7 the consolidated financial statements for further discussion regarding the specific terms of our debt):

                               2005      2006     2007     2008      2009    THEREAFTER    TOTAL
                              -------   ------   ------   -------   ------   ----------   --------
Unsecured debt:
  Revolving credit
     facility*..............  $25,127   $   --   $   --   $    --   $   --    $    --     $ 25,127
  5.46% dissenter notes.....       --       --       --        --       --        760          760
Secured debt**..............      833    1,184    1,271    14,775    2,338     45,186       65,587
Interest*...................    3,891    4,237    4,151     4,057    3,080     24,502       43,918
Non-cancelable operating....                                                                    --
  lease payments............      203      267      267       267      174         --        1,178
                              -------   ------   ------   -------   ------    -------     --------
Total contractual
  obligations...............  $30,054   $5,688   $5,689   $19,099   $5,592    $70,448     $136,570
                              =======   ======   ======   =======   ======    =======     ========

---------------

 * Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed rate loans. Our revolving credit facility is a variable-rate debt instrument, and its outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($25 million) and the interest rate as of March 31, 2005 (5.2 percent) remain constant throughout all periods presented.

** Secured debt as shown above is $1.3 million less than total secured debt as reported due to the premium recorded on above-market debt assumed in conjunction with certain of our 2004 property acquisitions.

     During the three months ended March 31, 2005, the Company paid dividends to its shareholders of $2.1 million, compared with $1.2 million in the three months ended March 31, 2004. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follows (in thousands):

                                                     CLASS A   CLASS B   CLASS C   CLASS D
                                                     -------   -------   -------   -------
2005
  First Quarter....................................   $429      $410      $698      $524
2004
  Fourth Quarter...................................   $418      $416      $727      $224
  Third Quarter....................................   $410      $425      $710      $ 33
  Second Quarter...................................   $383      $429      $677       N/A
  First Quarter....................................   $345      $434      $379       N/A
2003
  Fourth Quarter...................................   $320      $437      $156       N/A
  Third Quarter....................................   $308      $443      $ 15       N/A
  Second Quarter...................................   $310      $439       N/A       N/A
  First Quarter....................................   $307      $453       N/A       N/A

     Until properties are acquired by the Company, the Company's funds are used to pay down outstanding debt under the Credit Facility. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

     Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

  Revenues

     Total revenues increased by $3.8 million or 88 percent in the first quarter of 2005 as compared to 2004 ($8.2 million in 2005 versus $4.4 million in 2004). Rental revenues increased by $2.8 million or 184 percent in 2005 as compared to 2004. This increase is attributable to the significant property acquisitions that we made after March 31, 2004. Real estate fee income increased approximately $627 thousand, or 171 percent, primarily as a result of brokerage commissions earned on property transactions within our retail partnerships. Additionally, we recognized $140 thousand in other income during the quarter ended March 31, 2005 as a result of a favorable settlement with a former tenant related to receivables that were previously considered uncollectible.

     Securities commission income increased by $218 thousand or 11 percent in 2005 as compared to 2004. This increase in commission income was driven by an increase in the amount of capital raised through our broker-dealer company, AmREIT Securities Company (ASC), in the first quarter of 2005 versus 2004. This increase was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8 percent and 10.5 percent of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealer of between 8 percent and 9 percent.

  Expenses

     Total operating expenses increased by $983 thousand, or 21 percent, from $4.7 million in the first quarter of 2004 to $5.7 million in the first quarter of 2005. This increase was primarily attributable to increases in depreciation and amortization and in property costs, coupled with smaller increases in securities commissions, as discussed above, and in general and administrative expenses. These expense increases were partially offset in that $1.3 million of deferred merger charges were recognized in the first quarter of 2004, and no such charges have been recognized in 2005.

     General and administrative expense increased by $451 thousand, or 38 percent, during 2005 to $1.7 million compared to $1.2 million in 2004. This increase is primarily due to increases in personnel. The Company has increased its total number of employees since March 31, 2004 in order to appropriately match our resources with the growth in our portfolio. By building our various teams, we have not only been able to grow revenue and Funds From Operations, but believe that we will be able to sustain and further enhance our growth.

     Property expense increased $520 thousand or 249 percent in 2005 as compared to 2004 ($209 thousand in 2004 versus $729 thousand in 2005) primarily as a result of the significant property acquisitions made during 2004.

     Commission expense increased by $209 thousand or 15 percent from $1.4 million in 2004 to $1.6 million in 2005. This increase is attributable to increased capital-raising activity through ASC during 2005 as discussed in "Revenues" above.

     Depreciation and amortization increased by $872 thousand, or 388 percent, to $1.1 million in 2005 compared to $225 thousand in 2004. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2004.

     Deferred merger costs were $1.3 million in the first quarter of 2004 and were $0 in the first quarter of 2005. The 2004 deferred merger costs were related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.

  Other

     Interest expense increased by $897 thousand, or 145 percent, from $620 thousand in 2004 to $1.5 million in 2005. The increase in interest expense is primarily due to the debt that we assumed in 2004 related to our property acquisitions. We assumed a total of $44.8 in debt, net of a premium of $1.4 million, as a result of these property acquisitions.

     Gain on real estate acquired for resale was $608 thousand in 2004 as compared to $0 in 2005. The gain recognized in 2004 is a result of selling one single-tenant property. There have been no sales during 2005 of properties acquired for resale.

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

     Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:

                                                               2005      2004
                                                              -------   -------
Income (loss) -- before discontinued operations.............  $ 1,017   $(1,140)
Income -- from discontinued operations......................      341       775
Plus depreciation of real estate assets -- from
  operations................................................      955       223
Plus depreciation of real estate assets -- from discontinued
  operations................................................       13        21
Less gain on sale of real estate assets acquired for
  investment................................................     (250)       --
Less class B, C & D distributions...........................   (1,632)     (813)
                                                              -------   -------
Total Funds From Operations available to class A
  shareholders*.............................................  $   444   $  (934)
Cash dividends paid to class A shareholders.................  $   429   $   345
                                                              -------   -------
Dividends in excess of (less than) FFO*.....................  $    15   $(1,279)

---------------

* Based on adherence to the NAREIT definition of FFO, we have not added back the $1.3 million charge to earnings during 2004 resulting from shares issued to Mr. Taylor as the deferred merger consideration. Adding this charge back to earnings would result in adjusted funds from operations available to class A shareholders of $386 thousand and adjusted FFO in excess of dividends available to class A shareholders of $41 thousand in 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At March 31, 2005, approximately $67.6 million of our total debt obligations have fixed rate terms and have an estimated fair value of $69.1 million. Approximately $25.1 million of our total debt obligations have variable rate terms, and the carrying value of such debt is therefore representative of its fair value as of March 31, 2005. In the event interest rates were to increase 100 basis points, annual net income, funds from operations and future cash flows would decrease by $251 thousand based upon the variable-rate debt outstanding at March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS

     There has been no change to our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS.

     (a) Exhibits:

        31.1  Rule 13a-4 Certification of Chief Executive Officer
        31.2  Rule 13a-14 Certification of Chief Financial Officer
        32.1  Section 1350 Certification of Chief Executive Officer
        32.2  Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 13th of May 2005 by the undersigned, thereunto duly authorized.

                                          AmREIT

                                                  /s/ H. Kerr Taylor
                                          --------------------------------------
                                                     H. Kerr Taylor,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


/s/ H. Kerr Taylor                                    President, Chairman of the Board,     May 13, 2005
------------------------------------------------     Chief Executive Officer and Director
H. KERR TAYLOR                                          (Principal Executive Officer)


/s/ Robert S. Cartwright, Jr.                                   Trust Manager               May 13, 2005
------------------------------------------------
ROBERT S. CARTWRIGHT, JR.


/s/ G. Steven Dawson                                            Trust Manager               May 13, 2005
------------------------------------------------
G. STEVEN DAWSON


/s/ Philip W. Taggart                                           Trust Manager               May 13, 2005
------------------------------------------------
PHILIP W. TAGGART


/s/ Chad C. Braun                                     Chief Financial Officer, Executive    May 13, 2005
------------------------------------------------         Vice President and Secretary
CHAD C. BRAUN                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibits:


 31.1          Rule 13a-4 Certification of Chief Executive Officer
 31.2          Rule 13a-14 Certification of Chief Financial Officer
 32.1          Section 1350 Certification of Chief Executive Officer
 32.2          Section 1350 Certification of Chief Financial Officer