Form 10-Q
period 2005-06-30
AMREIT
filed 2005-08-15
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-28378
AmREIT
(Name of registrant as specified its charter)

TEXAS	76-0410050
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

8 GREENWAY PLAZA, SUITE 1000
HOUSTON, TX	77046
(Address of Principal Executive Offices)	(Zip Code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
As of August 5, 2005 there were 6,438,995 class A, 2,173,773 class B, 4,083,963 class C and 9,231,002 class D common shares of beneficial interest of AmREIT, $.01 par value outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$100,691	$68,138
Buildings	103,349	88,211
Tenant improvements	6,066	4,243

	210,106	160,592
Less accumulated depreciation and amortization	(3,714)	(3,561)

	206,392	157,031
Real estate held for sale, net	18,166	6,326
Net investment in direct financing leases held for investment	19,216	19,219
Intangible lease cost, net	15,267	10,628
Investment in retail partnerships and other affiliates	2,684	1,979

Net real estate investments	261,725	195,183

Cash and cash equivalents	8,694	2,960
Tenant receivables	1,986	1,338
Accounts receivable	476	37
Accounts receivable — related party	2,753	910
Deferred costs	1,305	1,040
Other assets	2,367	1,683

TOTAL ASSETS	$279,306	$203,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$116,296	$105,964
Accounts payable and other liabilities	3,978	4,830
Below market leases, net	3,059	2,504
Security deposits	567	368

TOTAL LIABILITIES	123,900	113,666

Minority interest	1,275	1,115

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 6,444,096 and 3,462,767 shares issued, respectively	64	35
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 2,183,831 and 2,246,283 shares issued, respectively	22	22
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,082,987 and 4,079,174 shares issued, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 7,319,544 and 2,090,765 shares issued, respectively	73	21
Capital in excess of par value	172,407	104,114
Accumulated distributions in excess of earnings	(16,602)	(15,038)
Deferred compensation	(1,681)	(770)
Cost of treasury shares, 26,304 and 9,116 Class A shares, respectively	(193)	(55)

TOTAL SHAREHOLDERS’ EQUITY	154,131	88,370

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,306	$203,151

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended June 30,		Year to date June 30,
	2005	2004	2005	2004
Revenues:

Rental income from operating leases	$4,544	$1,162	$8,517	$2,379
Earned income from direct financing leases	508	507	1,015	1,015
Real estate fee income	1,015	582	2,010	949
Construction revenues	465	—	465	—
Securities commission income	3,674	1,648	5,797	3,553
Asset management fee income	120	74	237	149
Interest and other income	108	17	156	28

Total revenues	10,434	3,990	18,197	8,073

Expenses:

General and administrative	2,157	1,366	3,806	2,567
Property expense	937	171	1,630	347
Construction costs	302	—	302	—
Legal and professional	475	321	1,052	649
Securities commissions	2,831	1,337	4,464	2,761
Depreciation and amortization	1,326	204	2,362	338
Deferred merger costs	—	362	—	1,682

Total expenses	8,028	3,761	13,616	8,344

Operating income (loss)	2,406	229	4,581	(271)

Other income (expense):
Income from retail partnerships and other affiliates	82	172	113	186
Federal income tax expense for taxable REIT subsidiary	(121)	(86)	(155)	(13)
Interest expense	(1,481)	(522)	(2,976)	(1,120)
Minority interest in income of consolidated joint ventures	(423)	(170)	(438)	(214)

Income (loss) before discontinued operations	463	(377)	1,125	(1,432)

Income from discontinued operations	402	232	1,098	314
Gain on sales of real estate acquired for resale	872	242	872	850

Income from discontinued operations	1,274	474	1,970	1,164

Net income (loss)	1,737	97	3,095	(268)

Distributions paid to class B, C and D shareholders	(2,047)	(1,106)	(3,679)	(1,919)

Net loss available to class A shareholders	$(310)	$(1,009)	$(584)	$(2,187)

Net (loss) income per class A common share — basic and diluted Loss before discontinued operations	$(0.36)	$(0.46)	$(0.65)	$(1.08)
Income from discontinued operations	0.29	$0.15	0.50	0.37

Net loss	$(0.07)	$(0.31)	$(0.15)	$(0.71)

Weighted average class A common shares used to compute net (loss) income per share, basic and diluted	4,435	3,235	3,956	3,094

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year to date ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,095	$(268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment in real estate acquired for resale	(2,527)	(2,200)
Proceeds from sales of real estate acquired for resale	3,201	2,613
Gain on sales of real estate acquired for resale	(872)	(850)
Gain on sales of real estate acquired for investment	(595)	—
Impairment charges	—	1,103
Income from retail partnerships and other affiliates	(113)	(186)
Depreciation and amortization	2,281	561
Amortization of deferred compensation	308	132
Minority interest in income of consolidated joint ventures	438	214
Deferred merger costs	—	1,682
(Increase) decrease in tenant receivables	(598)	205
Increase in accounts receivable	(439)	(41)
Increase in accounts receivable — related party	(1,668)	(1,158)
Cash receipts from direct financing leases more (less) than income recognized	3	(8)
Increase in deferred costs	(287)	(51)
Increase in other assets	(622)	(327)
(Decrease) increase in accounts payable and other liabilities	(851)	189
Increase in security deposits	199	57

Net cash provided by operating activities	953	1,667

Cash flows from investing activities:
Improvements to real estate	(158)	(308)
Acquisition of investment properties	(68,952)	(6,389)
Notes receivable collections	—	109
Additions to furniture, fixtures and equipment	(132)	(342)
Investment in retail partnerships and other affiliates	(929)	(1,422)
Distributions from retail partnerships and other affiliates	241	154
Proceeds from sale of investment property	2,194	694
Increase in preacquisition costs	(6)	(133)

Net cash used in investing activities	(67,742)	(7,637)

Cash flows from financing activities:
Proceeds from notes payable	52,386	9,107
Payments of notes payable	(41,942)	(25,057)
Purchase of treasury shares	(138)	—
Issuance of common shares	73,726	25,661
Retirement of common shares	(859)	—
Issuance costs	(7,538)	(2,892)
Common dividends paid	(2,834)	(1,983)
Distributions to minority interests	(278)	(51)

Net cash provided by financing activities	72,523	4,785

Net increase (decrease) in cash and cash equivalents	5,734	(1,185)
Cash and cash equivalents, beginning of period	2,960	2,031

Cash and cash equivalents, end of period	$8,694	$846

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,944	$1,149
Income taxes	655	49
Supplemental schedule of noncash investing and financing activities
During 2005 and 2004, the Company converted 62 thousand and 47 thousand B shares to A shares, respectively. Additionally, during 2005 and 2004, the Company issued Class C & D shares with a value of $1.8 million and $663 thousand, respectively, in satisfaction of dividends through the dividend reinvestment program.
In 2005 the Company issued 151 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $1.2 million in deferred compensation related to the issuance of the restricted shares.
In 2004 the Company issued 135 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $876 thousand in deferred compensation related to the issuance of the restricted stock.
See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2005
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions		Cost of
	Common Shares	excess of	in excess of	Deferred	treasury
	Amount	par value	earnings	compensation	shares	Total
Balance at December 31, 2004	$119	$104,114	$(15,038)	$(770)	$(55)	$88,370

Net income	—	—	1,358	—	—	1,358

Issuance of common shares, Class A	—	—	—	(733)	—	(733)
Amortization of deferred compensation	—	—	—	144	—	144
Issuance of common shares, Class C	—	417	—	—	—	417
Retirement of common shares, Class C	—	(410)	—	—	—	(410)
Issuance of common shares, Class D	20	17,892	—	—	—	17,912
Distributions	—	—	(2,061)	—	—	(2,061)

Balance at March 31, 2005	$139	$122,013	$(15,741)	$(1,359)	$(55)	$104,997

Net income	—	—	1,737	—	—	1,737

Issuance of common shares, Class A	30	21,743	—	(486)	—	21,287
Amortization of deferred compensation	—	—	—	164	—	164
Repurchase of common shares, Class A	—	—	—	—	(138)	(138)
Issuance of common shares, Class C	—	412	—	—	—	412
Retirement of common shares, Class C	—	(449)	—	—	—	(449)
Issuance of common shares, Class D	31	28,688	—	—	—	28,719
Distributions	—	—	(2,598)	—	—	(2,598)

Balance at June 30, 2005	$200	$172,407	$(16,602)	$(1,681)	$(193)	$154,131

See Notes to Consolidated Financial Statements.

AMREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
AmREIT is a fully integrated, self-managed and self-advised equity REIT based in Houston, Texas with a total market capitalization of $184 million, including all classes of our common shares of beneficial interest. We own and operate a portfolio of multi-tenant and single-tenant retail properties consisting of 60 properties in 17 states as of June 30, 2005, having an aggregate gross leaseable area of approximately 1.07 million square feet. Multi-tenant shopping centers represented 70.6 percent of annualized rental income for the properties we owned as of June 30, 2005. We also manage an additional 20 properties located in four states for our affiliated retail partnerships. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition. Our class A common shares are traded on the American Stock Exchange under the symbol “AMY.” Total market capitalization has been determined by valuing our class A and B common shares at the June 30, 2005 closing market price of our class A common shares and valuing our class C and D common shares at their respective par values.
AmREIT directly owns a portfolio of grocery-anchored, strip center, lifestyle shopping centers and single-tenant retail properties leased to companies such as Kroger®, Walgreens®, GAP® and Starbucks®. We have focused geographically on the Sun Belt states with an emphasis on the Houston market and other large metropolitan markets in Texas such as Dallas and San Antonio. We focus on acquiring and selectively developing multi-tenant shopping centers anchored by major retailers. Many of our properties are located on what we call “Irreplaceable Corners™” which we define as premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry. Our single tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. The dependability of the lease payments is therefore based on the strength and viability of the entire company, not just the leased location.
Our business structure consists of our portfolio of retail properties as well as three additional businesses: (1) a full service real estate operating and development business; (2) a retail partnership business; and (3) a registered securities business. Through our real estate operating and development business, we provide construction and development, property management, asset acquisition and disposition, brokerage and leasing, tenant representation, sale/leaseback and joint venture management services. Our retail partnerships were formed to develop, own, manage and add value to retail properties with a focus on shorter term value creation and a limited investment period. Each of these partnerships owns multiple properties, and we act as the partnerships’ general partner while our real estate operating company acts as property manager. Through our retail partnerships, AmREIT captures recurring development, leasing, property management and asset management fees for services performed while maintaining a residual interest after a preferred return is paid to limited partners. Our registered securities business sells interests in our affiliated retail partnerships and non-traded AmREIT shares through a wholesale effort using a national network of unaffiliated, third-party financial planners.
We finance our growth and working capital needs with a combination of equity and debt. Our registered securities business gives us access to capital through the independent financial planning marketplace. Our class C common share offering became fully subscribed in the second quarter of 2004, and we are currently raising capital through our class D common share offering. Our class C and class D common shares are not publicly traded and are being offered exclusively through the independent financial planning community. Our bylaws limit our recourse debt to 55 percent of gross asset value, as defined in our bylaws. Our strategies and our structure, as discussed herein, are reviewed by our board on a regular basis and may be modified or changed without a vote of our shareholders.
Our initial predecessor, American Asset Advisers Trust, Inc. was formed as a Maryland Corporation in 1993. In June of 1998, we merged our external adviser into American Asset Advisers Trust, Inc. On July 23, 2002, American Asset Advisers Trust, Inc. completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. and simultaneously listed our class A common shares on the American Stock Exchange. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million class B common shares to the limited partners in the affiliated partnerships. Approximately $760 thousand in eight year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the agreement, and no further shares will be issued under this arrangement. In December 2002, we reorganized as a Texas real estate investment trust under the name AmREIT.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts and the accounts of our wholly or majority owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.
We have been engaged to provide various services, including development, construction, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method. Construction management contracts are recognized only to the extent of the fee revenue.
Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.
REAL ESTATE INVESTMENTS
Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense.
Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.
Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At June 30, 2005, we owned 16 properties with a combined carrying value of $18.2 million that are classified as real estate held for sale. At December 31, 2004, we owned nine properties with a combined carrying value of $6.3 million that were classified as real estate held for sale.
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
DEFERRED COSTS
Deferred costs include deferred leasing costs and deferred loan fees, net of amortization. Deferred loan fees are incurred in obtaining property financing and are amortized to interest expense using a method that approximates the effective interest method over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan fees as of June 30, 2005 and December

31, 2004 totaled $239 thousand and $185 thousand, respectively. Accumulated amortization related to leasing costs as of June 30, 2005 and December 31, 2004 totaled $138 thousand and $108 thousand, respectively.
DEFERRED COMPENSATION
Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trust managers and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively managed retail partnerships through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years, and promote retention of our quality team. We amortize the fair value, established at the date of grant, of the restricted shares ratably over the vesting period.
Deferred compensation includes share grants to employees as a form of long-term compensation. The share grants vest over a period of three to seven years. Additionally, we have assigned a portion, up to 45%, of the economic interest in certain of its retail limited partnerships to certain of its key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because the future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated retail limited partnerships. No portion of the economic interest in the retail partnerships that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.
We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan is administered by Benefit Systems, Inc. and allows for contributions to be either invested in an array of large, mid and small cap mutual funds managed by Hartford, or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employees contribution, up to a maximum employee contribution of 4%. None of the employer contribution is matched in our stock.
FEDERAL INCOME TAXES
We have elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to our shareholders.
Our real estate operating and development business, AmREIT Realty Investment Corporation and subsidiaries (ARIC), is our group of fully integrated and wholly-owned subsidiaries comprised of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, construction management asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our retail partnerships are treated for Federal income tax purposes as taxable REIT subsidiaries (Taxable REIT Subsidiaries). Federal income taxes are accounted for under the asset and liability method.
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Unvested shares of restricted stock have been included in determining basic earnings per share due to the voting and dividend rights associated with such shares. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share is equal to basic earnings per share due to the anti-dilutive nature of the common class B, class C and class D shares which, in the aggregate, represent 17.5 million and 9.7 million potential common shares for the three and six months ended June 30, 2005 and June 30, 2004, respectively.
The following table presents information necessary to calculate basic and diluted earnings per share for the quarter and six months ended June 30, as indicated:

	Quarter		Year to Date
	2005	2004	2005	2004
Loss to class A common shareholders (in thousands) *	($310)	($1,009)	($584)	($2,187)
Weighted average class A common shares outstanding (in thousands)	4,435	3,235	3,956	3,094
Basic and diluted loss per share *	($0.07)	($0.31)	($0.15)	($0.71)

*	The operating results for the three and six months ended June 30, 2004 include a charge to earnings of $362 thousand and $1.7 million, respectively, which represents the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to AmREIT in 1998. The charge represented deferred merger costs related to this sale that was triggered by the issuance of additional common stock as part of the merger with AmREIT’s affiliated partnerships during 2002 and the issuance of Class C common stock in 2003 and in 2004. Additionally, the operating results for the quarter ended June 30, 2004 include an impairment charge of $1.1 million, which represents a write-down in value of the vacant Wherehouse Entertainment property located in Wichita, Kansas, which was sold during such quarter.
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
We are an investor in and the primary beneficiary of two entities that qualify as variable interest entities pursuant to FIN 46R. These entities were established to develop, own, manage, and hold property for investment. These entities comprise $6.8 million of our total consolidated assets, and neither entity had debt outstanding as of June 30, 2005. We historically consolidated such entities under generally accepted accounting principles in effect prior to the issuance of FIN 46R; accordingly, our adoption of FIN 46R had no effect on our consolidated financial position or results of operations.
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
In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control would be overcome only when the limited partners have either of two types of rights – the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. If ratified by the Financial Accounting Standards Board, the guidance will be effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We believe that EITF 04-05 will not have a significant impact on our financial position or results of operations because we believe that the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.

DISCONTINUED OPERATIONS
The following is a summary of our discontinued operations (in thousands, except for per share data):

	Quarter		Year to date
	2005	2004	2005	2004
Rental revenue and earned income from DFL	$479	$635	$943	$1,278
Gain on sale of real estate held for investment	344	—	595	—
Interest and other income	5	936	144	936
Gain on sale of real estate held for resale	872	242	872	850

Total revenues	1,700	1,813	2,554	3,064
Property expense	(101)	(101)	(153)	(178)
General and administrative	(1)	(1)	(4)	(68)
Federal income tax expense	(177)	(18)	(177)	(262)
Legal and professional	(10)	(1)	(17)	(1)
Depreciation and amortization	(60)	(92)	(134)	(204)
Interest expense	(77)	(23)	(99)	(84)
Impairment charge	—	(1,103)	—	(1,103)

Total expenses	(426)	(1,339)	(584)	(1,900)
Income from discontinued operations	$1,274	$474	$1,970	$1,164

Basic and diluted income from discontinued operations per class A common share	$0.29	$0.15	$0.50	$0.38

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
RECLASSIFICATIONS
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements. Such reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.

3. INVESTMENTS IN RETAIL PARTNERSHIPS AND OTHER AFFILIATES
Retail Partnerships
As of June 30, 2005, AmREIT, indirectly through wholly owned subsidiaries, owned interests in five limited partnerships, which are accounted for under the equity method since AmREIT exercises significant influence over the investee. In each of the partnerships, the limited partners have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These partnerships were formed to develop, own, manage, and hold property for investment. Following is a discussion of our ownership interests in each of these retail partnerships.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), wholly owned subsidiary, invested $250 thousand as a limited partner and $1 thousand as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and as of June 30, 2005, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners, which to date has resulted in payments of $812,000 to the general partner for this promotional interest.
AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation, our wholly owned subsidiary, invested $200 thousand as a limited partner and $1 thousand as a general partner in AIG. We currently own an approximately 2.0% limited partner interest in AIG.
AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, our wholly owned subsidiary, invested $200 thousand as a limited partner and $1 thousand as a general partner in MIG. We currently own an approximately 1.4% limited partner interest in MIG.
AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400 thousand as a limited partner and $1 thousand as a general partner in MIG II. We currently own an approximately 1.6% limited partner interest in MIG II.
AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation, our wholly owned subsidiary, invested $800 thousand as a limited partner and $1 thousand as a general partner in MIG III. MIG III began raising money in June 2005, and, as of June 30, 2005, had raised approximately $3.0 million. Our $800 thousand investment currently represents a 26.1% limited partner interest in MIG III. As additional limited partner units are sold in MIG III , we expect that our limited partnership interest will decline to between 0.8% and 1.6%.

   The following table sets forth certain financial information for the AIG, MIG, MIG II and MIG III retail partnerships (AOF is not included as it is currently in liquidation):

	Capital
Retail	under	LP	GP	Scheduled	Sharing Ratios*		LP
Partnership	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference*
AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.4%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III**	$3 million	26.1%	1.0%	2012	99%	1%	10%
	(open offering)				0%	100%	40% Catch Up
					60%	40%	Thereafter

*	Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. Thereafter, the LPs share in 90% of the cash distributions until they receive a 10% preferred return. Once the LP’s receive a 15% return, the GP receives 100% of the cash distributions until such time as the GP has received 40% of cash distributed in excess of LP’s capital contributions. The GP then shares in 40% of cash distributions thereafter.

**	MIG III is a “best efforts” $50 million offering with an additional $50 million that can be added at the General Partner’s sole discretion. The initial third party limited partner investment was received June 22, 2005.
Other affiliate
Other than the retail partnerships, we have an investment in one entity that is accounted for under the equity method since we exercise significant influence over such investee. We invested $1.1 million in West Road Plaza, LP, and we have a 25% limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, TX at the intersection of I-45 and West Road.

4. ACQUIRED LEASE INTANGIBLES
   In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms, which range from nine months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.
In-place and above-market lease amounts and their respective accumulated amortization at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$15,759	$937	$10,858	$328
Accumulated amortization	(1,309)	(120)	(538)	(20)

	$14,450	$817	$10,320	$308

Acquired lease intangible liabilities (below-market leases) are net of previously recognized rent of $295 thousand and $63 thousand at June 30, 2005 and December 31, 2004, respectively and are amortized over the leases’ remaining terms, which range from 10 months to 16 years. The amortization of below-market leases is recorded as an increase to rental income.
5. NOTES PAYABLE
   Our outstanding debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Fixed rate mortage loans	$115,536	$67,190
Fixed rate unsecured loans	760	760

Total notes payable	116,296	67,950
Variable-rate unsecured line of credit	—	38,014

Total	$116,296	$105,964

We have an unsecured credit facility (the Credit Facility) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that the Company may borrow up to $41 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. On June 30, 2005, we were in compliance with all financial covenants. The Credit Facility’s interest rate spread over LIBOR varies quarterly depending upon our debt to asset ratio and ranges from 1.40% to 2.35%. For the three months ended June 30, 2005, the interest rate spread was 2.00 percent. As of June 30, 2005, there was no outstanding balance under the Credit Facility. We have approximately $41 million available under our line of credit, subject to the financial covenants and Lender approval on the use of the proceeds. We are currently working with our lender to renew the credit facility and expect that it will be renewed prior to its maturity in October 2005.

As of June 30, 2005, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

	Scheduled Principal
Scheduled Payments by Year	Payments	Term-Loan Maturities	Total Payments
2005	$561	$—	$561
2006	1,184	—	1,184
2007	1,271	—	1,271
2008	1,365	13,410	14,775
2009	1,453	885	2,338
Beyond five years	30,059	64,887	94,946
Unamortized debt premiums	—	1,221	1,221

Total	$35,893	$80,403	$116,296

6. CONCENTRATIONS
As of June 30, 2005, three properties individually accounted for more than 10% of our consolidated total assets — Uptown Park in Houston, Texas, MacArthur Park in Dallas, Texas and Plaza in the Park in Houston, Texas accounted for 25%, 15% and 12%, respectively of total assets. Consistent with our strategy of investing in areas that we know well, 22 of our properties are located in the Houston metropolitan area. These Houston properties represent 66% of our rental income for the six months ended June 30, 2005. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the revenues generated by our top tenants for the three and six month periods ended June 30 (in thousands):

	Quarter		Year to Date
Tenant	2005	2004	2005	2004
Kroger	$637	$—	$1,263	$—
IHOP Corporation	562	559	1,124	1,217
CVS/pharmacy	240	236	477	466
Linens ‘N Things	160	—	315	—
Landry’s	104	112	234	226

	$1,703	$907	$3,413	$1,909

7. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of June 30, 2005, there were 6,417,792 of our class A common shares outstanding, net of 26,304 shares held in treasury. During June 2005, we completed a secondary offering of our class A common shares. We issued 2.76 million shares, including the underwriter’s 360,000 share overallotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center as further discussed below. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.
Class B Common Shares — The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0 percent cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. Beginning in July 2005, we have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of June 30, 2005, there were 2,183,831 of our class B common shares outstanding.
Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of June 30, 2005, there were 4,082,987of our class C common shares outstanding.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of June 30, 2005, there were 7,319,544 of our class D common shares outstanding.
Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

8. RELATED PARTY TRANSACTIONS
See Note 3 regarding investments in retail partnerships and other affiliates.
On July 23, 2002, we completed a merger with three of our affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair value. We increased our real estate assets by approximately $24.3 million and issued approximately 2.6 million class B common shares to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760 thousand in 8 year, 5.47% interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to us. Mr. Taylor earned shares during 2004 and 2003 as a result of our class C and class D common share offering, resulting in a non-cash charge to earnings of approximately $1.68 million, $915 thousand and $1.9 million in 2004, 2003 and 2002, respectively. During 2004, Mr. Taylor received his final installment of shares, and, to date, he has received 900 thousand class A common shares pursuant to this agreement. No further shares will be issued to Mr. Taylor pursuant to this deferred consideration agreement.
We earn real estate fee income by providing property acquisition, leasing, property management and construction management services to our retail partnerships. We own 100% of the stock of the companies that serve as the general partner for five of the partnerships. Real estate fee income of $1.7 million and $901 thousand were paid by the partnerships to us for the six months ended June 30, 2005 and 2004 respectively. We earn asset management fees from the partnerships for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the partnerships. Asset management fees of $237 thousand and $149 thousand were paid by the partnerships to us for the six months ended June 30, 2005 and 2004, respectively.
As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that such an arrangement will align the interest of management with that of our shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
For the six months ended June 30, 2005, we sold two single tenant non-core properties. The sale of the properties resulted in a net gain of $595 thousand. The cash proceeds from the sale of these properties were approximately $2.2 million. As a result of the sale, the operations of the properties, including the gain on sale, have been classified as discontinued operations for all periods presented.
On June 1, 2005, we acquired Uptown Park, a 169,000 square foot multi-tenant shopping center located on approximately 16.85 acres of land. The property is located on the northwest corner of Loop 610 and Post Oak Boulevard in Houston, Texas in the heart of the Uptown Houston area. The property was developed in two phases — phase one consists of approximately 147,000 square feet that was constructed in 1999, and construction was recently completed on phase two which consists of approximately 22,000 square feet. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the secondary offering of our class A common shares as discussed above. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.37% with the entire principal amount due in 2015. The weighted average remaining lease term for the project is 5.4 years.
During 2004, we invested $105.2 million through the acquisition of five multi-tenant properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.
On December 27, 2004, we acquired MacArthur Park shopping center, a Kroger (NYSE: KR) anchored shopping center consisting of 198,443 square feet located on approximately 23 acres. The property, which was acquired from Regency Centers, is located in Dallas, Texas at the northwest intersection of I-635 and MacArthur Boulevard in the heart of Las Colinas, an affluent residential and business community. The property is surrounded by companies such as Exxon Mobil, Citigroup and Sabre. The property was acquired for cash and the assumption of long-term fixed rate debt. The Kroger lease is for 20-years, containing approximately 63,000 square feet, expiring in November 2020.
On July 21, 2004, we acquired Bakery Square Shopping Center, a 34,614 square-foot retail project including a free standing Walgreens and a shopping center anchored by Bank of America (NYSE:BOA). This is an infill property located just west of downtown Houston and includes other national tenants such as T-Mobile, Blockbuster Video and Boston Market. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the shopping center’s leases is 4.4 years. The Walgreens lease covers 15,210 square feet and is non-cancelable until October 31, 2016, with Walgreens having the option to renew the lease every five years thereafter until the lease expires on October 31, 2056.
On July 1, 2004, we acquired Plaza in the Park, a 138,663 square-foot Kroger anchored shopping center located on approximately 14.3 acres. The property is located at the southwest corner of Buffalo Speedway and Westpark in Houston, Texas. Plaza in the Park’s Kroger has undergone a 13,120 square-foot expansion and is the largest Kroger grocery store in the state. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project’s leases is 9.2 years. The Kroger lease is for 20 years, containing approximately 71,000 square feet, expiring in August 2017.
On July 1, 2004, we acquired Cinco Ranch, a 97,297 square-foot Kroger anchored shopping center located on approximately 12.8 acres. The property is located at the northeast corner of Mason Road and Westheimer Parkway in Katy, Texas. The property was acquired for cash and the assumption of long-term fixed rate debt. The weighted average remaining lease term for the project’s leases is 13.5 years. The Kroger lease is for 20 years, containing approximately 63,000 square-feet, expiring in June 2023.
On June 15, 2004, we acquired Courtyard at Post Oak, consisting of a 4,013 square-foot, free standing building occupied by Verizon Wireless (NYSE: VZ) and a 9,584 square-foot, multi-tenant shopping center occupied by Ninfa’s Restaurant and Dessert Gallery. The property is located at the northwest intersection of Post Oak and San Felipe in Houston, Texas which is the heart of the Uptown Houston area, the most significant retail corridor in the Greater Houston area. The property was acquired for cash. The weighted average remaining lease term for the project’s leases is 4.7 years.
10. COMMITMENTS
In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the six months ended June 30, 2005 and 2004 was $111 thousand and $60 thousand, respectively.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments.
As of June 30, 2005, the carrying value of our total debt obligations was $116.3 million. All of such obligations have fixed rate terms and have an estimated fair value of $123.3 million as of June 30, 2005. As of December 31, 2004, the carrying value of our total debt obligations was $106.0 million. As of December 31, 2004, approximately $38.0 million of our total debt obligations had market-based terms, including a variable interest rate, and the carrying value of such debt is therefore representative of its fair value. As of December 31, 2004, approximately $68.0 million of our total debt obligations had fixed rate terms and had an estimated fair value of $69.7 million.
12. SEGMENT REPORTING
The operating segments presented are the segments for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.
We have historically evaluated the performance of our operating segments primarily on revenue. During 2005, we began evaluating our operating segments based on income from continuing operations. Accordingly, we began allocating certain overhead expenses to the individual business units to which those expenses relate. We have recorded reclassifications to the 2004 segment expenses to conform to the current period presentation.
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 60 properties located in 17 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and the property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the year ended December 31, 2004 and during the six months ended June 30, 2005 occurred within the portfolio segment. Our real estate operating and development business is a fully integrated and wholly-owned subsidiary comprised of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and retail partnerships as well as to third parties. The securities segment consists of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The retail partnerships sell limited partnership interests to retail investors, in which we indirectly invest as both the general partner and as a limited partner (see Note 3). These retail partnerships were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

For the six months ended		Real Estate		Retail
June 30, 2005	Portfolio	Operations	Securities	Partnerships	Total
Rental income	$9,412	$120	$—	$—	$9,532
Securities commission income	—	—	5,797	—	5,797
Real estate fee income	—	2,010	—	—	2,010
Construction fee income	—	465	—	—	465
Other income	5	154	—	234	393

Total revenue	9,417	2,749	5,797	234	18,197

Securities commission expense	—	—	4,464	—	4,464
Depreciation and amortization	2,361	1	—	—	2,362
Property expense	1,559	70	1	—	1,630
Construction expense	—	302	—	—	302
Professional fees	611	196	78	1	886
Real estate commission expense	—	166	—	—	166
General and administrative expense	719	1,555	1,448	84	3,806

Total expenses	5,250	2,290	5,991	85	13,616

Interest expense	(2,919)	(57)	—	—	(2,976)
Other income (expense)	(93)	(391)	(16)	20	(480)

Income from discontinued operations	1,275	695	—	—	1,970

Net income (loss)	$2,430	$706	$(210)	$169	$3,095

For the six months ended		Real Estate		Retail
June 30, 2004	Portfolio	Operations	Securities	Partnerships	Total
Rental income	$3,394	$—	$—	$—	$3,394
Securities commission income	—	—	3,553	—	3,553
Real estate fee income	—	949	—	—	949
Other income	28	1	—	148	177

Total revenue	3,422	950	3,553	148	8,073

Deferred merger expense	1,682	—	—	—	1,682
Securities commission expense	—	—	2,761	—	2,761
Professional fees	361	20	37	—	418
Depreciation and amortization	338	—	—	—	338
Property expense	346	1	—	—	347
Real estate commission expense	—	231	—	—	231
General and administrative expense	587	707	1,244	29	2,567

Total expenses	3,314	959	4,042	29	8,344

Interest expense	(1,079)	(41)	—	—	(1,120)
Other income/ (expense)	(93)	47	(7)	12	(41)

Income from discontinued operations	429	735	—	—	1,164

Net income (loss)	$(635)	$732	$(496)	$131	$(268)

For the three months ended		Real Estate		Retail
June 30, 2005	Portfolio	Operations	Securities	Partnerships	Total
Rental income	$4,957	$95	$—	$—	$5,052
Securities commission income	—	—	3,674	—	3,674
Real estate fee income	—	1,015	—	—	1,015
Construction fee income	—	465	—	—	465
Other income	4	106	—	118	228

Total revenue	4,961	1,681	3,674	118	10,434

Securities commission expense	—	—	2,831	—	2,831
Professional fees	299	101	62	1	463
Depreciation and amortization	1,326	—	—	—	1,326
Property expense	866	70	1	—	937
Construction expense	—	302	—	—	302
Real estate commission expense	—	12	—	—	12
General and administrative expense	395	892	825	45	2,157

Total expenses	2,886	1,377	3,719	46	8,028

Interest expense	(1,423)	(58)	—	—	(1,481)
Other income/ (expense)	(45)	(423)	(12)	18	(462)

Income from discontinued operations	579	695	—	—	1,274

Net income (loss)	$1,186	$518	$(57)	$90	$1,737

For the three months ended		Real Estate		Retail
June 30, 2004	Portfolio	Operations	Securities	Partnerships	Total
Rental income	$1,669	$—	$—	$—	$1,669
Securities commission income	—	—	1,648	—	1,648
Real estate fee income	—	582	—	—	582
Other income	16	1	—	74	91

Total revenue	1,685	583	1,648	74	3,990

Deferred merger expense	362	—	—	—	362
Securities commission expense	—	—	1,337	—	1,337
Professional fees	221	3	26	—	250
Depreciation and amortization	204	—	—	—	204
Property expense	169	2	—	—	171
Real estate commission expense	—	71	—	—	71
General and administrative expense	323	368	662	13	1,366

Total expenses	1,279	444	2,025	13	3,761

Interest expense	(522)	—	—	—	(522)
Other income/ (expense)	(29)	(49)	(3)	(3)	(84)

Income from discontinued operations	184	290	—	—	474

Net income (loss)	$39	$380	$(380)	$58	$97

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties and the ability to meet development schedules.
Our consolidated financial statements and the following discussion contained herein should be read in conjunction with the consolidated financial statements and discussion included in our annual report on Form 10-K for the year ended December 31, 2004. Historical results and trends which might appear should not be taken as indicative of future operations.
EXECUTIVE OVERVIEW
We (AMEX: AMY) are a fully integrated, self-managed and self-advised equity REIT based in Houston, Texas with a total market capitalization of $184 million, including all classes of our common shares of beneficial interest. Total market capitalization has been determined by valuing our class A and B common shares at the June 30, 2005 closing market price of our class A common shares and valuing our class C and D common shares at their respective par values. We own and operate a portfolio of multi-tenant and single-tenant retail properties consisting of 60 properties in 17 states as of June 30, 2005, having an aggregate gross leaseable area of approximately 1.07 million square feet. Multi-tenant shopping centers represented 70.6% and 62.5% of annualized rental income for the properties we owned as of June 30, 2005 and December 31, 2004, respectively. Occupancy for our operating properties was 97.6% as of June 30, 2005 as compared to 96.6% as of December 31, 2004. We also manage an additional 20 properties located in four states for our affiliated retail partnerships.
We have focused geographically on the Sun Belt states with an emphasis on the Houston market and other large metropolitan markets in Texas such as Dallas and San Antonio. We focus on acquiring and selectively developing multi-tenant shopping centers anchored by major retailers. Many of our properties are located on what we call “Irreplaceable Corners™” which we define as premier retail frontage locations in high-traffic, highly populated, affluent areas with high barriers to entry. We focus on Irreplaceable Corners because we believe that these properties are in greater demand, have greater prospects for upward movement in rents and should produce higher risk-adjusted returns than similar properties located in other locations.
Our Structure
     We are vertically integrated with three additional synergistic businesses that we believe enhance our earnings potential, add value and support our portfolio expansion. These three synergistic businesses are: (1) a full service real estate operating and development business; (2) a retail partnership business; and (3) a registered securities business. This flexible structure allows us access to multiple avenues of low-cost capital, which can be deployed efficiently and accretively for our shareholders. In addition, we believe our business structure cultivates growth both internally and externally, distinguishing us as a value creator, a growth company and a source of dependable monthly income.
Following is a brief discussion of each of these three businesses that support our portfolio of retail properties:
Our Real Estate Operating and Development Business. AmREIT Realty Investment Corporation (ARIC), our wholly owned real estate operating and development taxable REIT subsidiary, or TRS, provides a fully integrated real estate solution including construction and development, property management, asset acquisition and disposition, brokerage and leasing, tenant representation, sale/leaseback and joint venture management services. We have used this business to develop client and referral relationships with national and regional tenants, real estate owners and developers. From these relationships, we receive fee income and access to acquisition prospects and a pipeline of tenants.
Our Retail Partnership Business. We also are the general partner of four limited partnerships that were formed to develop, own, manage and add value to retail properties. Unlike the longer-term investment focus of our REIT portfolio, our retail partnerships have a greater focus on shorter-term value creation and a limited investment period. However, certain properties acquired by our retail partnerships may in the future be appropriate investments for us. By providing management and other services to these retail partnerships we generate fee income and retain a residual interest in the partnerships after a preferred return is paid to limited partners, all of which benefits our shareholders. We believe our affiliated retail partnerships continue to grow and as we continue to implement our active management strategy within those partnerships.
Our Securities Business. Through AmREIT Securities Corporation, our wholly owned registered securities broker-dealer, which is also a TRS, we sell interests in our affiliated retail partnerships and our shares through a wholesale effort using a national network of unaffiliated, third-party financial planners. Through our class C and D common share offerings, we raised approximately $46.0 million in capital in 2004, which along with debt financing, financed $105.2 million in property acquisitions and developments in 2004. During the six months ended June 30, 2005, we raised approximately $46.6 million in capital through our class D common share offering. Having a broker-dealer subsidiary provides us with financial flexibility to access capital from both traditional underwriters and the independent financial planning marketplace. This provides us a more consistent access to the capital markets and allows us to better manage our balance sheet.
Our Operating Strategy
We invest in properties where we believe effective leasing and operating strategies, combined with cost-effective expansion and renovation programs, can improve property values while providing superior current economic returns. Our operating strategy consists of the following elements:
•	Acquiring real estate on Irreplaceable Corners, which we define as premier retail frontage locations in a submarket generally characterized by the following attributes:
•	A population of at least 100,000 within a three-mile radius;

•	Area average household income of at least $80,000 per year;

•	High traffic visibility;

•	Traffic counts of at least 30,000 cars per day; and

•	Little available land suitable for competitive development in the area.
•	Focusing on the Sun Belt states with an emphasis on the Texas markets where our management team has substantial experience and local market knowledge.

•	Anchoring our centers with national/regional grocery or drug stores or chain restaurants.

•	Adding value to our properties through active, hands-on management, improving tenant quality and increasing cash flows by increasing occupancy and rental rates.

•	Conducting extensive due diligence using a proprietary process called AmREIT Decision Logic, involving our integrated team of real estate professionals with experience in construction, property management, leasing and finance.

•	Enhancing our core business through the activities of our real estate operating and development business, our affiliated retail partnership business and our securities broker-dealer.
Our Growth Strategy
We intend to increase our revenues and funds from operations by executing our growth strategy, which consists of the following elements:
•	Continuing to form partnerships to develop and/or acquire retail properties that we believe possess significant potential for short-term appreciation in value and prospects for capturing such value through disposition and retaining financial upside in those properties while earning management fees. At the same time, we preserve our ability to later acquire some or all of these properties.

•	Continuing to acquire grocery-anchored strip center and lifestyle properties on Irreplaceable Corners, primarily in the Sun Belt states, emphasizing the major Texas markets.

•	Continuing to selectively divest properties which no longer meet our core criteria and replace them primarily with high-quality multi-tenant shopping centers on Irreplaceable Corners.
Competitive Advantages
We believe that our business strategy and operating structure distinguish us from many other public and private owners, operators and acquirors of real estate in our target markets in a number of ways, including:
•	Our fully-integrated business structure provides an advantage in evaluating properties for acquisition or development, raising capital to finance our properties and managing properties for our retail partnerships.
•	Our focus on Irreplaceable Corners provides long-term stability and opportunities for enhanced cash flows from high occupancy and increasing rents, resulting in higher valuations for our property portfolio.

•	We place an emphasis on major Texas markets, and our senior management team averages more than 15 years of real estate experience in one or more of these markets.
•	Our emphasis on major Texas markets provides us with a substantial footprint in one of the largest and most economically stable states in the United States, where our management team lives and has developed extensive real estate contacts, market knowledge, and investment expertise.
Summary of Critical Accounting Policies
Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for doubtful accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.
Revenue Recognition — We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are earned when the tenants achieve the specified targets as defined in their lease agreements and are generally recognized when such rents are collected. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method. Such method requires that an asset be recorded for the present value of such future cash flows and that a portion of such cash flows be recognized as earned income over the life of the lease so as to produce a constant periodic rate of return.
We have been engaged to provide various services, including development, construction, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned and of property cost, as appropriate. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method. Construction management contracts are recognized only to the extent of the fee revenue.
Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expenses. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.
Management reviews our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.
Valuation of Receivables — An allowance for the uncollectible portion of accrued rents, property receivables and accounts receivable is determined based upon an analysis of balances outstanding, payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.
Real Estate Acquisitions — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases and to the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenues over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Liquidity and Capital Resources
At June 30, 2005, our cash and cash equivalents totaled $8.7 million. Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, are as follows (in thousands):

	2005	2004

Operating activities	$953	$1,667
Investing activities	(67,742)	(7,637)
Financing activities	72,523	4,785
Cash flow from operating activities and financing activities have been the principal sources of capital to fund our ongoing operations and dividends. As we deploy the capital raised, and expected to be raised, from our equity offerings into income producing real estate, we anticipate that cash flow from operations will provide adequate resources for future ongoing operations and dividends. Our cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, are expected to provide the necessary capital to maintain and operate our properties as well as execute our growth strategies.
Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners((™)) and other core assets. As we continue to raise capital, we anticipate growing and increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income producing retail real estate assets. During 2004, this was evidenced through the purchases of Courtyard at Post Oak, a 14 thousand square foot community shopping center, Plaza in the Park, a 139 thousand square foot grocery-anchored shopping center, Cinco Ranch Plaza, a 97 thousand square foot grocery-anchored shopping center, Bakery Square, a 35 thousand square foot community shopping center and MacArthur Park, a 198 thousand square foot grocery-anchored shopping center. This strategy was further evidenced by our acquisition of Uptown Park, a 169 thousand square foot multi-tenant shopping center, in June 2005.
In June 2004, we began marketing our class D common share offering, a $170 million publicly-registered, non-traded common share offering, offered through the independent financial planning community. The class D common shares have a stated, non-preferred 6.5% annual dividend, paid monthly, are eligible for conversion into our class A common shares at any time after a seven-year lock out period for a 7.7% premium on invested capital and are callable by us after one year. We will utilize the proceeds from the sale of the class D shares primarily to pay down debt or acquire additional properties. At June 30, 2005, we had raised approximately $73.2 million through the sale of the class D common shares, including shares issued through the dividend reinvestment program. We believe that we will be in position to meet our real estate acquisition goals for the year with the capital that we have raised to date, coupled with the capital we anticipate raising over the coming thirty to sixty days. Accordingly, we will be closing our class D common share offering in the next thirty to sixty days, after having raised approximately $105 million through this offering.

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $714 thousand for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. The decrease was primarily attributable to $3.3 million of changes in working capital which resulted from timing differences between the revenue and expense accruals and their related cash receipts or payments. This decrease was substantially offset by an increase of $2.5 million in our income before the effect of depreciation and amortization, impairment and merger costs during 2005 compared to 2004. This increase was primarily attributable to the significant multi-tenant property acquisitions made during the second half of 2004.
Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows increased from a net investing outflow of $7.6 million for the period in 2004 to a net investing outflow of $67.7 million in 2005. This $60.1 million increase in investing outflows is primarily attributable to an increase of $62.6 million in acquisitions of investment properties during 2005 which was partially offset by an increase of $1.5 million in proceeds from sales of investment properties during the same period. The increase in acquisition outflows resulted from our acquisition of Uptown Park on June 1, 2005. Uptown Park is a 169 thousand square foot lifestyle center located in Houston, Texas in the Galleria shopping district. The acquisition was funded with $49.0 million of fixed-rate debt, with the remainder being paid in cash, substantially all of which was generated by our secondary offering of our class A common shares as further described below. With respect to the increase in proceeds from sales of investment properties, we sold two of our non-core single-tenant properties during the period in 2005 for $2.2 million, and we had one such property sale in the second quarter of 2004 for $694 thousand.
Cash flows provided by financing activities increased from $4.8 million during the 2004 period to $72.5 million during the 2005 period. This $67.7 million increase was primarily attributable to an increase in the Company’s debt and equity capital-raising activities during 2005 compared to 2004. These increases were partially offset by an increase in net payments on notes payable of $22.6 million and an increase in dividends to shareholders of $851 thousand during the period. With respect to capital-raising activities, in June 2005, we placed $49.0 million of fixed-rate debt in conjunction with our acquisition of Uptown Park. Additionally, we generated equity proceeds during 2005 of $66.2 million, net of issuance costs, $43.4 million more than during the 2004 period. We completed a secondary offering of 2.76 million of our class A common shares, including 360,000 over-allotment shares exercised by the underwriters. The shares were priced at $8.10, and the net proceeds of the offering, after underwriting discounts, commissions and estimated offering expenses, were approximately $20.4 million. Additionally, we continue to raise capital through our class D common share offering, a $170 million common share offering, offered through the independent financial planning community. Through June 30, 2005, we have raised approximately $73.2 million ($46.6 million raised year-to-date in 2005, net of issuance costs) through the class D offering, including shares issued through the dividend reinvestment program. With respect to debt service during the period, we used the available proceeds from our capital-raising activities and made net payments on our notes payable of $38.6 million. These payments resulted in the full paydown of our unsecured line of credit. Dividends paid to shareholders increased during the period due to the increase in the number of class D common shareholders during 2004 and early 2005.
We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in October 2005 and provides that we may borrow up to $41 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At June 30, 2005, we were in compliance with all financial covenants. The Credit Facility’s interest rate spread over LIBOR varies quarterly depending upon our debt to asset ratio and varies from 1.40% to 2.35%. For the three months ended June 30, 2005, the interest rate spread was 2.00%. As of June 30, 2005, there was no balance outstanding under the Credit Facility. We have approximately $41.0 million available under our line of credit, subject to the financial covenants and Lender approval on the use of the proceeds. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.
Contractual Obligations
As of June 30, 2005, we had the following contractual debt obligations (see also Note 5 to the consolidated financial statements for further discussion regarding the specific terms of our debt)(in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Unsecured debt:
Revolving credit facility *	$—	$—	$—	$—	$—	$—	$—
5.46% dissenter notes	—	—	—	—	—	760	760
Secured debt **	561	1,184	1,271	14,775	2,338	94,186	114,315
Interest *	2,151	4,238	4,151	4,057	3,080	24,502	42,179
Non-cancelable operating lease payments	134	267	267	267	174	—	1,109

Total contractual obligations	$2,846	$5,689	$5,689	$19,099	$5,592	$119,448	$158,363

*	Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed rate loans. Our revolving credit facility is a variable-rate debt instrument, and its outstanding balance fluctuates throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($0 at June 30, 2005) remains constant throughout all periods presented.

**	Secured debt as shown above is $1.2 million less than total secured debt as reported due to the premium recorded on above-market debt assumed in conjunction with certain of our 2004 property acquisitions.
During the three months ended June 30, 2005, we paid dividends to our shareholders of $2.6 million, compared with $1.5 million in the three months ended June 30, 2004. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. Dividends by class follow (in thousands):

	Class A	Class B	Class C	Class D
2005 Second quarter	$550	$404	$713	$931
First quarter	$429	$410	$698	$523
2004 Fourth quarter	$418	$416	$727	$224
Third quarter	$410	$425	$710	$33
Second quarter	$383	$429	$677	N/A
First quarter	$345	$434	$379	N/A
2003 Fourth quarter	$320	$437	$156	N/A
Third quarter	$308	$443	$15	N/A
Second quarter	$310	$439	N/A	N/A
First quarter	$307	$453	N/A	N/A

Until properties are acquired by us, our funds are used to pay down outstanding debt under the Credit Facility. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.
Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
Results of Operations
Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004
Revenues
Total revenues increased by $6.4 million or 162% in the second quarter of 2005 as compared to 2004 ($10.4 million in 2005 versus $4.0 million in 2004). Rental revenues increased by $3.4 million or 291% in 2005 as compared to 2004. This increase is attributable to the significant property acquisitions that we made in the second half of 2004 and the acquisition of Uptown Park in June 2005. Real estate fee income increased approximately $433 thousand, or 74%, primarily as a result of brokerage commissions earned on property transactions within our retail partnerships.
During the first quarter of 2005, AmREIT Construction Company (ACC), a wholly-owned subsidiary of ARIC, was formed to provide general contracting services to third parties as well as to our affiliated retail partnerships. ACC began executing on contracts during the quarter ended June 30, 2005 and recognized $465 thousand in revenues associated with those contracts. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission income increased by $2.0 million or 123% in 2005 as compared to 2004. This increase in commission income was driven by an increase in the amount of capital raised through our broker-dealer company, AmREIT Securities Company (ASC), in the second quarter of 2005 versus 2004. This increase was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealer of between 8% and 9%.
Expenses
Total operating expenses increased by $4.3 million, or 113%, from $3.8 million in the second quarter of 2004 to $8.0 million in the second quarter of 2005. This increase was primarily attributable to increases in depreciation and amortization and in securities commissions, as discussed above, coupled with smaller increases in property expense and in general and administrative expenses.
General and administrative expense increased by $791 thousand, or 58%, during 2005 to $2.2 million compared to $1.4 million in 2004. This increase is primarily due to increases in personnel. The Company has increased its total number of employees since June 30, 2004 in order to appropriately match our resources with the growth in our portfolio. By building our various teams, we have not only been able to grow revenue and funds from operations, but believe that we will be able to sustain and further enhance our growth.

Property expense increased $766 thousand or 448% in 2005 as compared to 2004 ($937 thousand in 2005 versus $171 thousand in 2004) primarily as a result of the significant property acquisitions made during 2004 as well as the purchase of Uptown Park in 2005.
As discussed above in “Revenues,” ACC was formed in the first quarter to provide general contracting services and began executing on contracts during the quarter ended June 30, 2005. In conjunction with those contracts, ACC has recognized $302 thousand in construction costs.
Commission expense increased by $1.5 million or 112% from $1.3 million in 2004 to $2.8 million in 2005. This increase is attributable to increased capital-raising activity through ASC during 2005 as discussed in “Revenues” above.
Depreciation and amortization increased by $1.1 million, or 550%, to $1.3 million in 2005 compared to $204 thousand in 2004. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2004 and the purchase of Uptown Park in 2005.
Deferred merger costs were $362 thousand in the three months ended June 30, 2004 and were $0 in the three months ended June 30, 2005. The 2004 deferred merger costs were related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.
Other
Interest expense increased by $959 thousand, or 184%, from $522 thousand in 2004 to $1.5 million in 2005. The increase in interest expense is primarily due to the debt that we assumed in 2004 related to our property acquisitions and the debt that was placed to finance the acquisition of Uptown Park in 2005. In 2004, we assumed a total of $44.8 million in debt, net of a premium of $1.4 million, as a result of the property acquisitions. In June 2005, we placed $49.0 million of debt in conjunction with the acquisition of Uptown Park.
Gain on real estate acquired for resale was $872 thousand in 2005 as compared to $242 thousand in 2004. The gain recognized in 2005 is a result of selling two single-tenant properties.
Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004
Revenues
Total revenues increased by $10.1 million or 125% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 ($18.2 million in 2005 versus $8.1 million in 2004). Rental revenues increased by $6.1 million or 258% in 2005 as compared to 2004. This increase is attributable to the significant property acquisitions that we made in the second half of 2004 and the acquisition of Uptown Park in June 2005. Real estate fee income increased approximately $1.1 million, or 112%, primarily as a result of brokerage commissions earned on property transactions within our retail partnerships.

During the first quarter of 2005, ACC, a wholly-owned subsidiary of ARIC, was formed to provide general contracting services to third parties as well as to our affiliated retail partnerships. ACC began executing on contracts during the second quarter ended June 30, 2005 and recognized $465 thousand in revenues associated with those contracts. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission income increased by $2.2 million or 63% in 2005 as compared to 2004. This increase in commission income was driven by an increase in the amount of capital raised through our broker-dealer company, ASC, in the six months ended June 30, 2005 versus the six months ended June 30, 2004. This increase was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As ASC raises capital for either AmREIT or its affiliated retail partnerships, ASC earns a securities commission of between 8% and 10.5% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealer of between 8% and 9%.
Expenses
Total operating expenses increased by $5.3 million, or 63%, from $8.3 million in the six months ended June 30, 2004 to $13.6 million in the six months ended June 30, 2005. This increase was primarily attributable to increases in depreciation and amortization and securities commissions, as discussed above, coupled with smaller increases in property costs, and in general and administrative expenses. These expense increases were partially offset in that $1.7 million of deferred merger charges were recognized in the six months ended June 30, 2004, and no such charges have been recognized in 2005.
General and administrative expense increased by $1.2 million, or 48%, during 2005 to $3.8 million compared to $2.6 million in 2004. This increase is primarily due to increases in personnel. The Company has increased its total number of employees since June 30, 2004 in order to appropriately match our resources with the growth in our portfolio. By building our various teams, we have not only been able to grow revenue and funds from operations, but believe that we will be able to sustain and further enhance our growth.
Property expense increased $1.3 million or 370% in 2005 as compared to 2004 ($1.6 million in 2005 versus $347 thousand in 2004) primarily as a result of the significant property acquisitions made during 2004 and the Uptown Park acquisition in 2005.
As discussed above in “Revenues,” ACC was formed in the first quarter to provide general contracting services and began executing on contracts during the quarter ended June 30, 2005. In conjunction with those contracts, ACC has recognized $302 thousand in construction costs.
Commission expense increased by $1.7 million or 61% from $2.8 million in 2004 to $4.5 million in 2005. This increase is attributable to increased capital-raising activity through ASC during 2005 as discussed in “Revenues” above.
Depreciation and amortization increased by $2.0 million, or 599%, to $2.4 million in 2005 compared to $338 thousand in 2004. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2004 and the Uptown Park acquisition in June 2005.
Deferred merger costs were $1.7 million in the six months ended June 30, 2004 and were $0 in the six months ended June 30, 2005. The 2004 deferred merger costs were related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. To date, Mr. Taylor has received 900 thousand class A common shares, which fulfills the shares that he is owed under the deferred consideration agreement, and no further shares will be issued to Mr. Taylor pursuant to the deferred consideration agreement.
Other
Interest expense increased by $1.9 million, or 166%, from $1.1 million in 2004 to $3.0 million in 2005. The increase in interest expense is primarily due to the debt that we assumed in 2004 related to our property acquisitions as well as the debt we assumed in the Uptown Park acquisition in June 2005. We assumed a total of $44.8 million in debt, net of a premium of $1.4 million, as a result of these property acquisitions.
Funds From Operations
We consider FFO (funds from operations) to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (loss) computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.
Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Quarter		Year to date
	2005	2004	2005	2004
Income (loss) — before discontinued operations	$463	($377)	$1,125	($1,432)
Income — from discontinued operations	1,274	474	1,970	1,164
Plus depreciation of real estate assets — from operations	1,180	191	2,074	323
Plus depreciation of real estate assets — from discontinued operations	60	92	134	204
Adjustments for nonconsolidated affiliates	29	8	44	12
Less gain on sale of real estate assets acquired for investment	(344)	—	(595)	—
Less class B, C & D distributions	(2,047)	(1,106)	(3,679)	(1,919)

Total Funds From Operations available to class A shareholders *	$615	($718)	$1,073	($1,648)
Cash dividends paid to class A shareholders	$550	$383	$979	$728

Dividends in excess of (less than) FFO *	$65	($1,101)	$94	($2,376)

*	Based on adherence to the NAREIT definition of FFO, we have not added back the $362 thousand or $1.7 million charge to earnings for the three and six months ended June 30, 2004, respectively, resulting from shares issued to Mr. Taylor as deferred merger consideration. Additionally, we have not added back the $1.1 million charge to earnings for the three and six months ended June 30, 2004, resulting from an asset impairment and corresponding write-down of value. Adding these charges back to earnings would result in adjusted funds from operations available to class A shareholders of $744 and $1,152 thousand and adjusted FFO in excess of dividends available to class A shareholders of $361 and $424 thousand for the three and six months ended June 30, 2004.
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
At June 30, 2005, our $116.3 million of debt obligations have fixed rate terms and have an estimated fair value of $123.3 million. Our revolving line of credit has variable rate terms. However, as of June 30, 2005, there is no balance outstanding on the line of credit. Accordingly, we are not exposed to interest-rate changes on this debt instrument at period end.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
AmREIT held its Annual Meeting of Shareholders on June 2, 2005. For more information on the following proposal, see our proxy statement dated April 22, 2005, the relevant portions of which are incorporated herein by reference.
The shareholders elected each of the four nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD
H. Kerr Taylor	6,030,499	1,521,769
Robert S. Cartwright, Jr.	6,032,899	1,519,370
G. Steven Dawson	6,028,186	1,524,082
Philip Taggart	6,029,743	1,522,526

Total	24,121,328	6,087,747

Item 5. Other Information.
None.
Item 6. Exhibits.
     (a) Exhibits:
31.1	Rule 13a-4 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 15th of August 2005 by the undersigned, thereunto duly authorized.

AmREIT
/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	August 15, 2005
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	August 15, 2005
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	August 15, 2005
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart	August 15, 2005
PHILIP W. TAGGART, Trust Manager

/s/ Chad C. Braun	August 15, 2005
CHAD C. BRAUN, Chief Financial Officer,
Executive Vice President and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
31.1	Rule 13a-4 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer