Form 10-K
period 2005-12-31
AMREIT
filed 2006-04-03
CIK 913957

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-28378
AmREIT
(Exact name of registrant as specified in its charter)

Texas	76-0410050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000
Houston, Texas	77046
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 850-1400
Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered

Class A Common Shares	American Stock Exchange
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, a large accelerated filer (see definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Act).
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June, 30, 2005: $39.2 million
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,513,541 class A shares, 2,114,531 class B shares, 4,131,817 class C shares, and 11,032,852 class D shares as of March 21, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Part III portions of its Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART I
Item 1. Business
General
AmREIT (the “Company”) is a an established real estate company that at its core is a value creator which has delivered results to our investors for 21 years. Our mission is to build a real estate business that can realize profitable growth year over year regardless of market cycles. We have developed three distinct businesses that provide earnings power from multiple sources. First, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our asset advisory group’s portfolios and to third parties. Second, our asset advisory group broadens the Company’s avenues to capital and raises private equity for a series of merchant development partnership funds. And third, we own an institutional-grade portfolio of “Irreplaceable Corners™” – premier retail properties in high-traffic, highly populated, affluent areas – which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income.
As of December 31, 2005, we have over 1.3 million square feet of retail centers in various stages of development or in the pipeline for both our asset advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $315 million, and equity within our asset advisory group has grown from $15 million to $61 million.
AmREIT’s direct predecessor, American Asset Advisers Trust, Inc. was formed as a Maryland corporation in 1993. American Asset Advisors Corp., our external advisor which was formed in 1985, was merged into the Company in June 1998, at which time we changed our name to AmREIT, Inc. In December 2002, we reorganized as a Texas real estate investment trust.
AmREIT’s class A common shares are traded on the American Stock Exchange under the symbol “AMY”. Our offices are located at 8 Greenway Plaza, Suite 1000 Houston, Texas 77046. Our telephone number is 713.850.1400 and we maintain an internet site at www.amreit.com.
Our Strategy
In 2002, after 18 years as a private company, we listed our class A common shares on the American Stock Exchange and set a ten-year goal to build a business model that would enable AmREIT to outperform its peers. We set out to build a real estate company that could create value year over year regardless of the market cycle. The result was the focused development of three distinct businesses that provide earnings power from multiple sources: a real estate development and operating business, an asset advisory business and a premium portfolio of Irreplaceable Corners.
These three business segments contribute to the Company’s FFO both in combination and independently from each other. These complementary operations give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing real estate market cycles.
In market cycles characterized by strong buyer demand, we place an emphasis on growing our asset advisory business which manages our merchant development partnerships funds. Through these funds, we can actively manage a blend of value-added acquisition, redevelopment and development projects which generate both transactional fees and recurring management fees. We also provide these real estate services to third parties for a fee. This is a portion of our strategy that we believe will allow us to continue to grow earnings at a faster pace than the broader REIT market. With this portion of our strategy will come increased volatility, as this real estate activity has a heavy transactional component. This means that quarter to quarter, our earnings will fluctuate, but on an annual basis, and over the long term, we should produce consistent growth in earnings.
In market cycles where we are able to capture a greater spread between cap rates and fixed-rate debt terms, we place an emphasis on growing our portfolio of Irreplaceable Corners that provide a steady and dependable income stream.
The active management approach we use within our asset advisory business combines our expertise in acquisitions and merchant development and allows us to participate in both declining and rising market cycles. This business was designed to generate an additional source of recurring income for our shareholders based on equity under management as well as a stream of profits and back-end interests as the funds liquidate and preferred returns are met for investors. This is the hidden value behind our long-term growth.
Great people are at the heart of our company, our strategy and our structure. We have focused on growing a team of professionals that display a high degree of character, that are extremely competent, that are able to communicate clearly in good times and challenging times, and that are contributing to our team-oriented culture. It is our people that are the backbone of our structure and our ability to generate long-term shareholder value.
Our Structure
Our structure consists of three distinct businesses that have been synergistically put together to create value year over year in any market cycle: A real estate development and operating business, an asset advisory business and an institutional-grade portfolio of irreplaceable corners.
Real Estate Development and Operating Group
AmREIT’s real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio of properties, to our asset advisory group, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is a transaction-oriented subsidiary that is very active in the real estate market and generates profits and fees on an annual basis. This business can provide significant long-term and annual growth; however, due to its transactional nature, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.
Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our asset advisory business. We have a growing roster of leases with well-known national and regional tenants, and of equal importance is that we have affiliations with these parent company tenants that extend across multiple sites. Not only does our real estate development and operating business create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our asset advisory group, as well as to third parties, our real estate team continues to generate fees and profits. During the years ended December 31, 2005, 2004 and 2003, ARIC generated net real estate and asset management fees of $5.6 million, $2.3 million, and $1.3 million, which represented 16%, 11%, and 13%, of the Company’s total revenues, respectively.
We are clearly in a seller’s real estate market. There is more demand for high quality real estate than there is supply. This is a time when, if you have the ability to develop projects and sell them into the marketplace, you should. Through our real estate development activity, we are able to generate additional profits through the selective development or acquisition and disposition of properties within a short time period (12 to 18 months). The majority of these assets are listed as real estate assets held for sale on our consolidated balance sheet. At December 31, 2005 and 2004, assets held for sale totaled approximately $3.6 million and $6.3 million, respectively. For the years ended December 31, 2005, 2004 and 2003, ARIC has generated gains on sales of properties acquired for sale of $3.2 million, $1.8 million, and $787,000, respectively.
Asset Advisory Group
Our asset advisory group broadens the Company’s avenues to capital and consists of our in-house securities group which raises private equity for a series of merchant development partnership funds.
Securities Operations — The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our securities operation, or AmREIT Securities Company (ASC), a National Association of Securities Dealers (NASD) registered broker-dealer which is a wholly-owned subsidiary of ARIC. For the past 21 years, we have been raising private capital for our funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities. Historically, our securities group has raised capital in two ways: first, directly for AmREIT through non-traded classes of common shares, and second, for our actively managed merchant development funds.
During 2005, our securities operation raised approximately $11 million for AmREIT Monthly Income and Growth Fund III, Ltd., an affiliated merchant development fund sponsored by one of our subsidiaries. Additionally, the advisory group raised approximately $89 million through our class D common share offering. This was a $150 million publicly-registered offering through which we raised a total of $110 million before terminating the offering in September 2005.
During the years ended December 31, 2005, 2004 and 2003, our securities operation generated commission revenues related to the sponsorship of our merchant development funds of $1.2 million, $2.7 million and $1.5 million, respectively. The advisory group incurred commission expenses of $864,000, $2.1 million and $1.1 million which were paid to non-affiliated broker-dealers in conjunction with such capital-raising activities.
Merchant Development Funds — The asset advisory group invests in and actively manages five merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our in-house securities group sells limited partnership interests in these partnership funds to retail investors. We, as the general partner, manage the partnerships and, in return, receive management fees as well as potentially significant profit participation interests as the funds enter liquidation. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the partnerships are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners. During the years ended December 31, 2005, 2004 and 2003, we earned asset management fees of $495,000, $361,000 and $240,000, respectively, which are recurring fees earned over the life of the partnership.
As of December 31, 2005, the advisory group directly managed, through its five actively managed merchant development funds, a total of $61 million in contributed capital. One of the five partnerships entered into the liquidation phase in 2003, and the remaining four partnerships enter their liquidation phases in 2008, 2010, 2011, and 2012. As these partnerships enter into liquidation, the Company, acting as the general partner, expects to receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnerships’ limited partners. During 2004, AmREIT recognized approximately $869,000 related to its general partner interest in AmREIT Opportunity Fund, Ltd. (AOF). See Footnote 5 in the accompanying consolidated financial statements for more information. In accordance with generally accepted accounting principles, any unrealized gains associated with potential profit participation in our merchant development partnerships have not been reflected on our balance sheet or statement of operations. The income generated from our asset advisory business, both the current return as well as the future benefits through back-end interests and participations, will be a key factor in our ability to grow FFO at a faster pace than our peers over our ten year journey.
Portfolio of Irreplaceable Corners
During 2005, we acquired approximately 255,000 square feet of multi-tenant shopping centers, representing over $110 million in assets at an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at our properties. Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Because of their location and exposure as central gathering places, these centers attract well-established tenants, and we believe they can withstand the test of time, providing our shareholders a dependable rental income stream.
As of December 31, 2005, we owned a real estate portfolio consisting of 49 properties located in 15 states. Of our 49 properties, 25 are located in Texas, with 19 being located in the greater Houston metropolitan statistical area. These 19 properties represented 64% of our rental income for the year ended December 31, 2005. Our multi-tenant shopping center properties are primarily located throughout Texas, with a concentration in the Houston area and are leased to national, regional and local tenants. Our single-tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator, and in most other cases, our leases are guaranteed by the parent company. The dependability of the lease payments is therefore based on the strength and viability of the entire company, not just the leased location. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition. We believe the locations of our properties, and the high barriers to entry at those locations allow us to maximize leasing income through comparatively higher rental rates and high occupancy rates. As of December 31, 2005, the occupancy rate at our operating properties was 96.4% based on leasable square footage compared to 96.6% as of December 31, 2004.
We invest in properties where we believe effective leasing and operating strategies, combined with cost-effective expansion and renovation programs, can improve the existing properties’ value while providing superior current economic returns. These fungible types of improvements allow us to place grocery-anchored shopping centers, strip centers and lifestyle centers onto our properties. We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets. The areas where a majority of our properties are located are densely populated, urban infill communities in and around Houston, Dallas and San Antonio.
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
Our shopping centers are primarily grocery-anchored, strip center, and lifestyle properties whose tenants consist of national, regional and local retailers. Our typical grocery anchored shopping center is anchored by an established major grocery store operator in the region such as Kroger. Our retail shopping centers are leased to national and regional tenants such as GAP, Starbucks, Bank of America, and Verizon Wireless as well as a mix of local and value retailers. Lifestyle centers, such as Uptown Park - Houston, are typically anchored by a combination of national and regional restaurant tenants that provide customer traffic and tenant draw for specialty tenants that support the local consumer. The balance of our retail properties are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. The majority of our leases are either leased or guaranteed by the parent company, not just the operator of the individual location. All of our shopping centers are located in areas of substantial retail shopping traffic. Our properties generally attract tenants who provide basic staples and convenience items to local customers. We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant represented more than 8% of total revenues for the year ended December 31, 2005.
We own, and may purchase in the future, fee simple retail properties (we own the land and the building), ground lease properties (we own the land, but not the building and receive rental income from the owner of the building) or leasehold estate properties (we own the building, but not the land, and therefore are obligated to make a ground lease payment to the owner of the land). We may also develop properties for our portfolio or enter into joint ventures, partnerships or co-ownership for the development of retail properties.
As of December 31, 2005, three properties individually accounted for more than 10% of the Company’s year-end consolidated total assets – Plaza in the Park in Houston, Texas, Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 10%, 22% and 17%, respectively of total assets. For the year ended December 31, 2005, the top three tenants by rental income concentration were Kroger at 11.9%, IHOP at 9.2% and CVS/pharmacy at 4.4%. Consistent with our strategy of investing in areas that we know well, 19 of our properties are located in the Houston metropolitan area. These properties represented 64% of our rental income for the year ended December 31, 2005. Houston is Texas’ largest city and the fourth largest city in the United States. See “Location of Properties” in Item 2. Description of Property for further discussion regarding Houston’s economy.
We are continuing to divest of properties which no longer meet our core criteria, and during 2005, we sold $16.6 million in single-tenant properties, resulting in a combined gain on sale of approximately $3.4 million. These proceeds were then used to acquire additional multi-tenant shopping centers where we have the ability to create long term value for shareholders.
Our strategy and our structure, as discussed herein, are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.
Competition
All of our properties are located in areas that include competing properties. The number of competitive properties in a particular area could have a material adverse affect on both our ability to lease space at any of its properties or at any newly developed or acquired properties and the rents charged. We may be competing with owners, including, but not limited to, other REITs, insurance companies and pension funds that have greater resources than us.
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
All of our properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our board of trust managers may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established an escrow account with case funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.
Employees
As of December 31, 2005, we had 50 full-time employees, 3 full-time contract personnel and 5 full-time dedicated brokers.
Financial Information
Additional financial information related to AmREIT is included in Item 8. Financial Statements and Supplementary Data.

Item 1A. Risk Factors
Risks Associated with an Investment in AmREIT
Our class A common shares have limited average daily trading volume.
          Our class A common shares are currently traded on the American Stock Exchange. Our class A common shares have been listed since July 2002, and as of December 31, 2005, the average daily trading volume was approximately 25,095 shares based on a 90-day average. As a result, the class A common shares currently have limited liquidity.
There may be significant fluctuations in our quarterly results.
          Our quarterly operating results will fluctuate based on a number of factors, including, among others:
•	interest rate changes;

•	the volume and timing of our property acquisitions;

•	the amount and timing of income generated by our real estate operating and development and securities company subsidiaries, as well as our retail partnerships;

•	the recognitions of gains or losses on property sales;

•	the level of competition in our market; and

•	general economic conditions, especially those affecting the retail industries.
          As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters. The market price of our class A common shares could fluctuate with fluctuations in our quarterly results.
The conversion and conversion premium associated with the class C and class D common shares may dilute the interest of the Class A common shares.
          At December 31, 2005, there were 4,119,923 class C common shares outstanding and 11,035,482 class D common shares outstanding.
          The class C common shares were issued at $10.00 per share and have the ability to convert into class A common shares based on 110% of original investment (i.e. $1,000 of original investment converts into $1,100 of class A common shares) after a seven-year lock out period from the date of issuance. The shares were issued between September 2003 and May 2004. The class C common shares are redeemable by the Company three years after issuance at 110% of original investment.
          The class D common shares were issued at $10.00 per share and have the ability to convert into class A common shares based on 107.7% of original investment (i.e. $1,000 of original investment converts into $1,077 of class A common shares) after a seven-year lock out period from the date of issuance. The shares were issued between July 2004 and September 2005. The class D common shares are redeemable by the Company one year after issuance for 100% of original investment plus the pro rata portion of the 7.7% conversion premium.
          The economic impact of the conversion of these non-traded shares can be affected by many factors, including the following:
•	The price of our publicly traded class A common shares;

•	The multiple and valuation at which our class A common shares trade;

•	Our ability to grow earnings, net income and FFO as well as dividends; and

•	Our ability to redeem these shares is based on our ability to access the debt and equity markets as well as on the liquidity in our balance sheet generated primarily by asset sales.
Conversion of class B common shares could put downward pressure on the market price of our class A common shares.
          As of December 31, 2005, there were 2,148,649 class B common shares outstanding, each of which is currently convertible into class A common shares on a one-for-one basis. The class B common shares are not listed on any exchange, and no trading market presently exists for the class B common shares. As a result, holders of the class B common shares who convert to class A common shares may be doing so, in part, to be able to liquidate some or all of their investment in AmREIT. Due to the limited average trading volume of the class A common shares, substantial sales of class A common shares would result in short-term downward pressure on the price of the class A common shares.
Distribution payments in respect of our Class A common share are subordinate to payments on debt and other series of common shares.
          We have paid distributions since our organization in 1993. Distributions to our shareholders, however, are subordinate to the payment of our current debts and obligations. If we have insufficient funds to pay our debts and obligations, future distributions to shareholders will be suspended pending the payment of such debts and obligations. Dividends may be paid on the class A common shares only if all dividends then payable on the class B common shares and class C common shares have been paid. As a result, the class A common shares are subordinate to the class B and class C common shares as to dividends.
The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:
•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of space or a reduction in demand for retail real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants; and

•	The expense of periodically renovating, repairing and releasing spaces.
Our properties consist primarily of neighborhood and community shopping centers, and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.
Our dependence on rental income may adversely affect our ability to meet our debt obligations and make distributions to our shareholders.
          The majority of our income is derived from rental income from our portfolio of properties. As a result, our performance depends on our ability to collect rent from tenants. Our income and therefore our ability to make distributions would be negatively affected if a significant number of our tenants, or any of our major tenants:
•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due; or

•	Close stores or declare bankruptcy.
Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping center under the terms of some leases. In addition, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet debt and other financial obligations and make distributions to shareholders.
Tenant, geographic or retail product concentrations in our real estate portfolio could make us vulnerable to negative economic and other trends.
          There is no limit on the number of properties that we may lease to a single tenant. However, under investment guidelines established by our board, no single tenant may represent more than 15% of AmREIT’s total annual revenue unless approved by our board. Our board will review our properties and potential investments in terms of geographic and tenant diversification. Kroger, IHOP and CVS accounted for 8.3%, 6.5% and 3.0%, respectively, of AmREIT’s total operating revenues for the year ended December 31, 2005. There is a risk that any adverse developments affecting either Kroger, IHOP or CVS could materially adversely affect our revenues (thereby affecting our ability to make distributions to shareholders).
          Approximately 64% of our rental income for the year ended December 31, 2005, is generated from properties located in the Houston, Texas metropolitan area. Additionally, approximately 89% of our rental income for the year is generated from properties located throughout major metropolitan areas in the State of Texas. Therefore, we are vulnerable to economic downturns affecting Houston and Texas, or any other metropolitan area where we might in the future have a concentration of properties.
          If, in the future, properties we acquire result in or extend geographic or tenant concentrations or concentration of product types, such acquisitions may increase the risk that our financial condition will be adversely affected by the poor judgment of a particular tenant’s management group, by poor performance of our tenants’ brands, by a downturn in a particular market sub-segment or by market disfavor with a certain product type.
          Our profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of capital at our disposal. An economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions.
We may increase our leverage without shareholder approval.
          Our bylaws provide that we will not incur recourse indebtedness if, after giving effect to the incurrence thereof, aggregate recourse indebtedness, secured and unsecured, would exceed fifty-five percent (55%) of our gross asset value on a consolidated basis. However, our operating at the maximum amount of leverage permitted by our bylaws could adversely affect our cash available for distribution to our shareholders and could result in an increased risk of default on our obligations. We intend to borrow funds through secured and/or unsecured credit facilities to finance property investments in the future. These borrowings may require lump sum payments of principal and interest at maturity. Because of the significant cash requirements necessary to make these large payments, our ability to make these payments may depend upon our access to capital markets and/or ability to sell or refinance properties for amounts sufficient to repay such loans. At such times, our access to capital might be limited or non-existent and the timing for disposing of properties may not be optimal, which could cause us to default on our debt obligations and/or discontinue payment of dividends. In addition, increased debt service may adversely affect cash flow and share value.
          At December 31, 2005, we had outstanding debt totaling $114.7 million, all of which was fixed-rate secured financing. This debt represented approximately 40% of our net real estate investments.
If we cannot meet our REIT distribution requirements, we may have to borrow funds or liquidate assets to maintain our REIT status.
          REITs generally must distribute 90% of their taxable income annually. In the event that we do not have sufficient available cash to make these distributions, our ability to acquire additional properties may be limited. Also, for the purposes of determining taxable income, we may be required to include interest payments, rent and other items we have not yet received and exclude payments attributable to expenses that are deductible in a different taxable year. As a result, we could have taxable income in excess of cash available for distribution. In such event, we could be required to borrow funds or sell assets in order to make sufficient distributions and maintain our REIT status.
We will be subject to conflicts of interest.
          We will be subject to conflicts of interest arising out of our relationships with our merchant development funds, including certain material conflicts discussed below.
          We will experience competition for acquisition properties. In evaluating property acquisitions, certain properties may be appropriate for acquisition by either us or one of our merchant development partnerships. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before making your investment. Generally, we will evaluate each property, considering the investment objectives, creditworthiness of the tenants, expected holding period of the property, available capital and geographic and tenant concentration issues when determining the allocation of properties among us and our merchant development partnerships.
          There will be competing demands on our management and board. Our management team and board are not only responsible for AmREIT, but also for our merchant development funds, which include entities that may invest in the same types of assets in which AmREIT may invest. For this reason, the management team and trust managers will divide their management time and services among those companies and AmREIT, will not devote all of their attention to AmREIT and could take actions that are more favorable to the other entities than to AmREIT.
          We may invest along side our merchant development funds. We may also invest in joint ventures, partnerships or limited liability companies for the purpose of owning or developing retail real estate projects. In either event, we may be a general partner and fiduciary for and owe certain duties to our other partners in such ventures. The interests, investment objectives and expectations regarding timing of dispositions may be different for the other partners than those of our shareholders, and there are no assurances that your interests and investment objectives will take priority.
          We may, from time to time, purchase one or more properties from our merchant development partnerships. In such circumstances, we will work with the applicable merchant development partnership to ascertain, and we will pay, the market value of the property. By our dealing directly with our merchant development partnerships in this manner, generally no brokerage commissions will be paid; however, there can be no assurance that the price we pay for any property will be equal to or greater than the price we would have been able to negotiate from an independent third party. These property acquisitions from the merchant development partnerships will be limited to properties that the merchant development partnerships developed.
Risks Associated with an Investment in Real Estate
Real estate investments are relatively illiquid.
          Real estate investments are relatively illiquid. Illiquidity limits the owner’s ability to vary its portfolio promptly in response to changes in economic or other conditions. In addition, federal income tax provisions applicable to REITs may limit our ability to sell properties at a time which would be in the best interest of our shareholders.
Our properties are subject to general real estate operating risks.
          If you become a shareholder of AmREIT, your investment will be subject to the risks of investing in real property. In general, a downturn in the national or local economy, changes in zoning or tax laws or the lack of availability of financing could adversely affect occupancy or rental rates. In addition, increases in operating costs due to inflation and other factors may not be offset by increased rents. If operating expenses increase, the local rental market for properties similar to ours may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. If any of the above occurs, our ability to make distributions to shareholders could be adversely affected.
We may construct improvements, the cost of which may not be recoverable.
          We may on occasion acquire properties and construct improvements or acquire properties under contract for development. Investment in properties to be developed or constructed is more risky than investments in fully developed and constructed properties with operating histories. In connection with the acquisition of these properties, we may advance, on an unsecured basis, a portion of the purchase price in the form of cash, a conditional letter of credit and/or a promissory note. We will be dependent upon the seller or lessee of the property under construction to fulfill its obligations, including the return of advances and the completion of construction. This party’s ability to carry out its obligations may be affected by financial and other conditions which are beyond our control.
          If we acquire construction properties, the general contractors and the subcontractors may not be able to control the construction costs or build in conformity with plans, specifications and timetables. The failure of a contractor to perform may necessitate our commencing legal action to rescind the construction contract, to compel performance or to rescind our purchase contract. These legal actions may result in increased costs to us. Performance may also be affected or delayed by conditions beyond the contractor’s control, such as building restrictions, clearances and environmental impact studies imposed or caused by governmental bodies, labor strikes, adverse weather, unavailability of materials or skilled labor and by financial insolvency of the general contractor or any subcontractors prior to completion of construction. These factors can result in increased project costs and corresponding depletion of our working capital and reserves and in the loss of permanent mortgage loan commitments relied upon as a primary source for repayment of construction costs.
          We may make periodic progress payments to the general contractors of properties prior to construction completion. By making these payments, we may incur substantial additional risks, including the possibility that the developer or contractor receiving these payments may not fully perform the construction obligations in accordance with the terms of his agreement with us and that we may be unable to enforce the contract or to recover the progress payments.
An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from our negligence or intentional misconduct or that of our agents. Tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. We have obtained comprehensive liability, casualty, property, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to the shareholders.
We will have no economic interest in leasehold estate properties.
          We currently own properties, and may acquire additional properties, in which we own only the leasehold interest, and do not own or control the underlying land. With respect to these leasehold estate properties, we will have no economic interest in the land at the expiration of the lease, and therefore may lose the right to the use of the properties at the end of the ground lease.
We may invest in joint ventures.
          Investments in joint ventures may involve risks which may not otherwise be present in our direct investments such as:
•	the potential inability of our joint venture partner to perform;

•	the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to ours;

•	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and

•	the joint venturers may not be able to agree on matters relating to the property they jointly own. Although each joint owner will have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.
          We also may participate with other investors, possibly including investment programs or other entities affiliated with our management, in investments as tenants-in-common or in some other joint venture arrangement. The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an unresolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.
Our properties may be subject to environmental liabilities.
          Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien in favor of the government on the contaminated site for damages and costs the government incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.
          Certain of our properties have had prior tenants such as gasoline stations and, as a result, have existing underground storage tanks and/or other deposits that currently or in the past contained hazardous or toxic substances. Other properties have known asbestos containing materials. The existence of underground storage tanks, asbestos containing materials or other hazardous substances on or under our properties could have the consequences described above. Also, we have not recently had environmental reports produced for many of our older properties, and, as a result, many of the environmental reports relating to our older properties are significantly outdated. In addition, we have not obtained environmental reports for five of our older properties. These properties could have environmental conditions with unknown consequences.
          All of our future properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental site assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our board may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established in escrow cash equal to a predetermined amount greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.

Risks Associated with Federal Income Taxation of AmREIT
Our failure to qualify as a REIT for tax purposes would result in taxation of us as a corporation and the reduction of funds available for shareholder distribution.
          Although we believe we are organized and are operating so as to qualify as a REIT, we may not be able to continue to remain so qualified. In addition REIT qualification provisions under the tax laws may change. We are not aware, however, of any currently pending tax legislation that would adversely affect its ability to continue to qualify as a REIT.
          For any taxable year that we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions no longer would qualify for the dividends paid deduction nor would there be any requirement that such distributions be made. To the extent that distributions to shareholders would have been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.
We may be liable for prohibited transaction tax and/or penalties.
          A violation of the REIT provisions, even where it does not cause failure to qualify as a REIT, may result in the imposition of substantial taxes, such as the 100% tax that applies to net income from a prohibited transaction if we are determined to be a dealer in real property. Because the question of whether that type of violation occurs may depend on the facts and circumstances underlying a given transaction, these violations could inadvertently occur. To reduce the possibility of an inadvertent violation, the trust managers intend to rely on the advice of legal counsel in situations where they perceive REIT provisions to be inconclusive or ambiguous.
Changes in the tax law may adversely affect our REIT status.
          The discussions of the federal income tax considerations are based on current tax laws. Changes in the tax laws could result in tax treatment that differs materially and adversely from that described in this registration statement.
Item 1B. Unresolved Staff Comments
The company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding December 31, 2005, that remain unresolved.

Item 2. Properties
General
At December 31, 2005, we owned 49 properties located in 15 states. Reference is made to the Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-K for a listing of the properties and their respective costs.
Since 1995, we have been developing and acquiring multi-tenant shopping centers in our asset advisory business. During this time, we believe we have sharpened our ability to recognize the ideal location of high-end shopping centers and single-tenant properties that can create long-term value which we define as Irreplaceable Corners. Multi-tenant shopping centers represent 81.2% of annualized rental income from properties owned as of December 31, 2005, with the balance being single-tenant properties primarily leased by parent companies throughout the United States.
Land - Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Our sites are in highly-populated, high traffic corridors and have been reviewed for traffic and demographic pattern and history.
Buildings - The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Multi-tenant buildings are generally 14,000 square feet and greater, and single-tenant buildings range from approximately 2,000 to 20,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.
Leases - Primary lease terms range from five to 25 years. Generally, leases also provide for one to four five-year renewal options. Our retail properties are primarily leased on a “net” basis whereby the tenants are responsible , either directly or through landlord reimbursement, for the property taxes, insurance and operating costs such as water, electric, landscaping, maintenance and security. Generally, leases provide for either percentage rents based on sales in excess of certain amounts, periodic escalations or increases in the annual rental rates or both.
Location of Properties
Based in Houston, our current focus is on property investments in Texas. Of our 49 properties, 25 are located in Texas, with 19 being located in the greater Houston metropolitan statistical area. These 19 properties represented 64% of our rental income for the year ended December 31, 2005. Our portfolio of assets tends to be located in areas we know well, and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we will outperform absentee landlords in these markets.
Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in the Houston and Dallas economy could adversely affect us; however, general retail and grocery anchored shopping centers, which we primarily own, provide basic necessity-type items, and tend to be less sensitive to macroeconomic downturns.
Additionally, according to the Greater Houston Partnership, Houston is the 4th most populous city in the nation,

trailing only New York, Los Angeles and Chicago. If Houston was a state, it would rank 36th in population. It is among the nation’s fastest-growing and most diverse metropolitan areas and is growing faster than both the state of Texas and the nation. Since 2000, approximately 49% of Houston’s population growth has been from net migration with 80% of that growth attributed to international immigration. Houston’s economic base has diversified, sharply decreasing its dependence on upstream energy. Diversifying, or energy-independent, sectors account for 88% of net job growth in the economic base since 1988. Oil and gas exploration and production accounts for 11% of Houston’s Gross Area Product (GAP), down sharply from 21% as recently as 1985. The reduced role of oil and gas in Houston’s GAP reflects the rapid growth of such sectors as engineering services, health services and manufacturing. The Port of Houston in 2004 ranked first among U.S ports in volume of foreign tonnage and is the world’s 6th largest port. Two major railroads and 150 trucking lines connect the Port to the balance of the continental United States, Canada and Mexico. Europe and Latin America are Houston’s top seaborne trading partners.
A listing of our properties by property type and by location as of December 31, 2005, follows based upon gross leasable area (GLA):

							Annualized
							Base Rent as
							of December
Multi-Tenant Shopping Centers	Major Tenants		City	State	Date Acquired	GLA	31, 2005	% Leased

Uptown Park	McCormick & Schmick's		Houston	TX	06/01/05	169,110	$4,067,373	85%
Southbank — Riverwalk	Hard Rock Café		San Antonio	TX	09/30/05	46,673	1,351,495	96%
MacArthur Park	Kroger		Dallas	TX	12/04 and 12/05	237,381	3,982,955	98%
Plaza in the Park	Kroger		Houston	TX	07/01/04	139,971	2,529,012	97%
Cinco Ranch	Kroger		Houston	TX	07/01/04	97,302	1,245,833	100%
Bakery Square	Walgreens & Bank of America		Houston	TX	07/21/04	34,614	849,460	100%
Uptown Plaza	CVS/pharmacy		Houston	TX	12/10/03	28,000	1,236,646	100%
Woodlands Plaza	FedEx/Kinkos & Rug Gallery		The Woodlands	TX	06/03/98	20,018	373,317	100%
Sugarland Plaza	Mattress Giant		Sugarland	TX	07/01/98	16,750	349,545	100%
Terrace Shops	Starbucks		Houston	TX	12/15/03	16,395	385,342	100%
Baptist Memorial Medical Plaza	Baptist Memorial & Auto Zone		Memphis	TN	07/23/02	15,000	222,643	100%
Courtyard at Post Oak	Verizon Wireless		Houston	TX	06/15/04	13,597	477,361	100%
San Felipe and Winrock (1) (2)	(1	) (2)	Houston	TX	11/17/03	8,400	—	—

Multi-Tenant Shopping Centers Total						843,211	$17,070,982	96%

					Annualized
					Base Rent as
					of December
Single Tenant (Ground Leases)	City	State	Date Acquired	GLA	31, 2005	% Leased

CVS Corporation	Houston	TX	01/10/03	13,824	$327,167	100%
Darden Restaurants	Peachtree City	GA	12/18/98	6,867	79,366	100%
Carlson Restaurants	Hanover	MD	09/16/03	6,802	150,421	100%
Citibank (1) (6)	San Antonio	TX	12/17/04	4,439	—	100%
Comerica Bank (1) (6)	The Woodlands	TX	04/30/04	4,277	—	100%
Washington Mutual	Houston	TX	12/11/96	3,685	98,160	100%
Washington Mutual	The Woodlands	TX	09/23/96	3,685	61,060	100%

Single Tenant (Ground Leases) Total				43,579	$716,174	100%

						Annualized
						Base Rent as
				Date		of December
Single Tenant (Fee Simple)	Major Tenants	City	State	Acquired	GLA	31, 2005	% Leased

Energy Wellness		Sugarland	TX	07/23/02	15,000	$187,857	100%
Golden Corral		Houston	TX	07/23/02	12,000	182,994	100%
Golden Corral		Humble	TX	07/23/02	12,000	181,688	100%
Carlson Restaurants		Houston	TX	07/23/02	8,500	200,000	100%
IHOP Corporation		Sugarland	TX	09/22/99	4,020	188,664	100%
IHOP Corporation (5)		Centerville	UT	07/25/02	4,020	161,707	100%
IHOP Corporation (5)		Memphis	TN	08/23/02	4,020	177,780	100%
IHOP Corporation		Topeka	KS	09/30/99	4,020	157,892	100%
AFC, Inc.		Atlanta	GA	07/23/02	2,583	119,279	100%
Advance Auto (1) (2) (3) (4)		Various	Various	Various	21,000	107,414	—

Single Tenant (Fee Simple) Total					87,163	$1,665,275	100%

						Annualized
						Base Rent as
				Date		of December
Single Tenant (Leasehold)		City	State	Acquired	GLA	31, 2005	% Leased

IHOP Corporation (5)		Various	Various	Various	60,300	$1,562,922	100%

		Company Total
		GLA/% Leased			1,034,253	$21,015,353	96%

(1)	Under Development (GLA represents proposed leasable square footage)

(2)	Held for Sale

(3)	Held in joint venture of which we are the managing 50% owner

(4)	Advance Auto properties are located in MO and IL. Each of the properties has a proposed GLA of 7,000 square feet.

(5)	IHOP properties are located in NM, LA, OR, VA, TX, CA, TN CO, VA, NY, OR, KS and MO. Each of the properties has a GLA of 4,020 square feet. These properties are held by a consolidated subsidiary, 79.0% of which is owned by us, 19.6% of which is owned by AmREIT Income & Growth Corporation, one of our merchant development funds, and 1.4% of which is owned by unaffiliated third parties.

(6)	These properties are 100% leased; however, rent does not commence until after December 31, 2005.

The rental income generated by our properties during 2005 by state is as follows ($ in thousands):

	Rental	Rental
State/City	Income	Concentration

Texas — Houston	$14,365	63.8%
Texas — Dallas	5,054	22.4%
Texas — San Antonio	464	2.1%
Texas — other	228	1.0%

Total Texas	20,111	89.3%

Tennessee	518	2.3%
Louisiana	220	1.0%
Kansas	255	1.1%
Missouri	116	0.5%
Colorado	110	0.5%
Georgia	199	0.9%
Oregon	181	0.8%
Virginia	172	0.8%
Utah	162	0.7%
Maryland	150	0.7%
New York	125	0.6%
California	111	0.5%
New Mexico	84	0.3%

Total	$22,514	100.0%

Grocery-anchored Shopping Centers
Our grocery-anchored shopping centers comprise 36.9% of our annualized rental income from the properties owned as of December 31, 2005. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complimentary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results. Refer to Kroger’s filings with the SEC website at www.sec.gov.
All of our grocery-anchored center leases provide for the monthly payment of base rent plus operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants, with any underpayment being billed to the tenant. Generally these are net lease terms and allow the landlord to recover all of its operating expenses, with the exception of expenses allocable to any vacant space.
Our grocery-anchored shopping center leases range from five to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $22 thousand to $1.0 million per year.
Neighborhood, Lifestyle and Community Shopping Centers
As of December 31, 2005, we owned ten shopping centers, excluding the grocery-anchored centers discussed above, representing approximately 369,000 leaseable square feet. Our shopping center properties are primarily neighborhood, lifestyle and community centers, ranging from 8,400 to 170,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complimentary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.
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
Our multi-tenant shopping center leases range from five to twenty years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $12 thousand to $409 thousand per year and typically allow for rental increases, or bumps, periodically through the life of the lease.
Single-tenant Properties
As of December 31, 2005, we owned 35 single-tenant properties, representing approximately 191,000 leaseable square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.
Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.
The primary term of the single-tenant leases ranges from ten to 25 years. All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $61,000 to $327,000 per year.
Land to be Developed
As part of our investment objectives, we will invest in land to be developed on Irreplaceable Corners. A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or multi-tenant strip center. During 2005, we completed the development of two sites, as further discussed below. As of

December 31, 2005, we have no land that we plan to develop within our portfolio.
In 2005, we completed the development of 410 and Blanco, a 1.329 acre pad site located at the intersection of Loop 410 and Blanco Road in San Antonio, Texas, and entered into a ground lease on this property with Citibank. We also completed Research Forest @ Six Pines, a 1.608 acre pad site located at the intersection of Research Forest and Six Pines, in The Woodlands, Texas, and entered into a ground lease on this property with Comerica Bank.
Property Acquisitions and Dispositions
Shopping Centers
During 2005, AmREIT invested over $110 million through the acquisition of three shopping center properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.
On September 30, 2005, we acquired for cash The South Bank, a shopping center located on the San Antonio Riverwalk in San Antonio, Texas. The property is located at the corner of a major downtown intersection and is accessible from both the river and street levels. The property consists of approximately 47,000 square-feet and has a weighted average remaining lease term of 5.26 years. Tenants on the Property include, among others, Hard Rock Café, Starbucks, Ben & Jerry’s, Harley-Davidson and The County Line Barbecue.
On June 1, 2005, we acquired Uptown Park, a 169,000 square foot lifestyle center located on approximately 16.85 acres of land. The property is located on the northwest corner of Loop 610 and Post Oak Boulevard in Houston, Texas in the heart of the Uptown Houston area. The property was developed in two phases — phase one consists of approximately 147,000 square feet that was constructed in 1999, and construction was recently completed on phase two which consists of approximately 22,000 square feet. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the offering of our class A common shares. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.37% with the entire principal amount due in 2015.
Additionally, on December 15, 2005, we used the net proceeds from the sale of the single-tenant non-core assets discussed below to acquire 39,000 square feet of multi-tenant retail projects located adjacent to the MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. We purchased the MacArthur Park Shopping Center on December 27, 2004.
Single-tenant Properties
During 2005, we sold ten single-tenant non-core properties for $16.6 million in cash to unrelated third parties resulting in gains of $3.4 million. In addition, we completed the sale of six single-tenant retail properties that were acquired for resale for a total of approximately $11.5 million in cash.
Item 3. Legal Proceedings
The Company is not a party to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to shareholders during the fourth quarter of the fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 21, 2006, there were approximately 737 holders of record for 6,513,541 of the Company’s class A common shares outstanding on such date, net of 102,666 shares held in treasury. AmREIT’s class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the two year period ended December 31, 2005.

Calendar Period	High	Low	Dividends
2005
Fourth Quarter	$7.96	$6.70	$.1242
Third Quarter	$8.49	$7.25	$.1242
Second Quarter	$8.75	$7.90	$.1242
First Quarter	$8.75	$7.90	$.1236

2004
Fourth Quarter	$8.32	$7.45	$.122
Third Quarter	$8.20	$6.60	$.120
Second Quarter	$7.35	$6.30	$.118
First Quarter	$7.20	$6.25	$.116
The payment of any future dividends on its class A common shares by AmREIT is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and C common shares, as well as AmREIT’s earnings and financial needs.
Class B Common Shares — As of March 21, 2006, there were approximately 1,036 holders of record for 2,114,531 of the Company’s class B common shares. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. Beginning in July 2005, we have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends.
Class C Common Shares — As of March 21, 2006, there were approximately 1,304 holders of record for 4,131,817 of the Company’s class C common shares. The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion. As of March 21, 2006, 872 holders are participating in the dividend reinvestment plan.
Class D Common Shares — As of March 21, 2006, there were approximately 3,539 holders of record for 11,032,852 of the Company’s class D common shares. The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion. As of March 21, 2006, 2,524 holders are participating in the dividend reinvestment plan.

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
AmREIT
Selected Historical
Consolidated Financial and Other Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation	$290,097	$198,744	$98,128	$72,192	$38,714
Total assets	314,971	203,151	101,327	73,976	38,828
Notes payable	114,687	105,964	48,485	33,586	16,972
Shareholders’ equity	187,285	88,370	48,796	38,207	15,354

Other data
Funds from operations, available to class A (1)	3,644	(2,003)	607	(845)	979

Operating Data (for the year ended)
Revenues (4)	34,686	15,266	7,402	5,161	3,311
Operating expenses (2) (4)	24,268	13,305	6,923	6,366	3,167
Other expenses (income)	6,871	2,371	1,692	1,492	1,626
Income (loss) from discontinued operations (3)	3,356	(829)	2,425	2,038	2,273
Gain on sale of real estate acquired for resale	3,223	1,827	787	—	—

Net income (loss)	$10,126	$588	$1,999	$(659)	$791

Net income (loss) available to class A shareholders	$881	$(3,866)	$56	$(1,524)	$2,526

Net (loss) income per common share — basic and diluted
(Loss) income before discontinued operations	$(1.09)	$(1.50)	$(1.13)	$(1.44)	$(0.63)
(Loss) income from discontinued operations	1.26	0.31	1.15	0.83	0.97

Net income (loss)	$0.17	$(1.19)	$0.02	$(0.61)	$0.34

Distributions per share — class A	$0.50	$0.48	$0.45	$0.35	$0.26

(1) AmREIT has adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as “extraordinary items” under generally accepted accounting principles. The Company considers FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. AmREIT’s computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of AmREIT’s performance, or of cash flows as a measure of liquidity. Please see reconciliation of Net Income to FFO in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For the year ended December 31, 2004, FFO includes an impairment charge of $2.4 million related to two single-tenant, non-core assets. For the years ended December 31, 2004, 2003 and 2002, FFO includes deferred merger costs of $1.7 million, $915 thousand and $1.9 million resulting from shares issued to our CEO from the sale of his advisory company to AmREIT in June 1998.
(2) Operating expenses for the years ended December 31, 2004, 2003 and 2002 include a charge of $1.7 million, $915 thousand and $1.9 million, respectively, resulting from shares issued to our CEO as deferred merger cost stemming from the sale of his advisory company to AmREIT in June 1998.
(3) Income from discontinued operations in 2004 includes an impairment charge of $2.4 million, resulting from two asset impairments and corresponding write-downs of value.
(4) Revenues and operating expenses for 2004 and 2003 have been reduced to reflect as issuance costs the capital-raising activities of our securities operations related to our class C and class D common shares. These reclassifications had no impact on our net income for either of these periods.

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
Executive Overview
AmREIT (the “Company”) (AMEX: AMY) is an established real estate company that at its core is a value creator which has delivered results to our investors for 21 years and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our mission is to build a real estate business that can realize profitable growth year over year regardless of market cycles. We have developed three distinct businesses that provide earnings power from multiple sources. First, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our asset advisory group’s portfolios and to third parties. Second, our asset advisory group broadens our avenues to capital and raises private equity for a series of merchant development partnership funds. And third, we own an institutional-grade portfolio of “Irreplaceable Corners™” – premier retail properties in high-traffic, highly populated areas – which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. These three business segments have grown into self-sustaining operations that add value to the overall Company. These operations give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.
As of December 31, 2005, we have over 1.3 million square feet of shopping centers in various stages of development or in the pipeline for our advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $315 million, including 49 properties located in 15 states. Within our asset advisory business we manage an additional $129 million in assets, representing 21 properties in 3 states, and equity within our asset advisory group has grown from $15 million to $61 million.
Real Estate Development and Operating Group
Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business, consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our asset advisory group, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is a transaction-oriented subsidiary that is very active in the real estate market and generates profits and fees on an annual basis. This business can provide significant long-term and annual growth; however, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.
Asset Advisory Group
The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our asset advisory business, or AmREIT Securities Company (ASC), a National Association of Securities Dealers (NASD) registered broker-dealer which is a wholly-owned subsidiary of ARIC. For the past 21 years, we have been raising private capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities. Historically, our advisory group has raised capital in two ways: first, directly for AmREIT through non-traded classes of common shares, and second, for our actively managed merchant development partnership funds.
The asset advisory group invests in and actively manages five merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our in-house securities group sells limited partnership interests in these partnership funds to retail investors. We, as the general partner, manage the partnerships and, in return, receive management fees as well as potentially significant profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the partnerships are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners.
Portfolio of Irreplaceable Corners
Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Because of their location and exposure as central gathering places, we believe that these centers will continue to attract well-established tenants and can withstand the test of time, providing our shareholders a steady rental income stream.
During 2005, we acquired approximately 255,000 square feet of multi-tenant shopping centers, representing over $110 million in assets at an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly-owned properties.
As of December 31, 2005, we owned a real estate portfolio consisting of 49 properties located in 15 states. The areas where a majority of our properties are located are densely populated, urban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as “Irreplaceable Corners”. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.
We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2006 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively in the current seller’s market, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management has budgeted for an increase in interest rates during 2006. As of December 31, 2005, all of our outstanding debt had a long-term fixed interest rate with an average term of 7.7 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.
Summary of Critical Accounting Policies
The results of operations and financial condition of the Company, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company’s tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.
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
We have been engaged to provide various services, including development, construction, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction management contracts are recognized only to the extent of the fee revenue.
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
Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.
Securities commission income is recognized as units of our merchant development funds are sold through AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid out to the unaffiliated selling broker dealer and reflected as securities commission expense.
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
Real Estate Acquisitions — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Liquidity and Capital Resources
At December 31, 2005 and 2004, the Company’s cash and cash equivalents totaled $5.9 million and $3.0 million, respectively. Cash flows from operating activities, investing activities and financing activities for the three years ended December 31, are as follows (in thousands):

	2005	2004	2003

Operating activities	$14,069	$7,250	$924
Investing activities	(107,519)	(99,801)	(21,719)
Financing activities	96,405	93,480	20,319
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
Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable CornersTM and other core assets. As we continue to raise capital, we anticipate increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. During 2004, this was evidenced through our acquisition of approximately 500,000 square feet of multi-tenant shopping centers, representing over $100 million in assets. Each of the five centers purchased during 2004 was a premier frontage property located on an intersection in highly populated, high-traffic, affluent areas. During 2005, we further executed this strategy through the acquisition of over $110 million of multi-tenant centers, comprising three premier properties with approximately 255,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, and our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005. Additionally, in December 2005 we used the net proceeds from our sale of eight single-tenant non-core assets to acquire 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas.
In June 2004, we began marketing our class D common share offering, a $170 million publicly-registered, non-traded common share offering, offered through the independent financial planning community. We have utilized the proceeds from the sale of the class D shares primarily to pay down debt and to acquire additional properties. We determined during the third quarter of 2005 that we were in position to meet our real estate acquisition goals for the year with our existing capital. We therefore closed our class D common share offering after having raised approximately $110 million, including shares issued through the dividend reinvestment program.
Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased by $6.8 million for the year ended December 31, 2005 when compared to the year ended December 31, 2004. The increase was primarily attributable to an increase of $4.7 million in our income before the effect of gains on property sales, depreciation and amortization, impairment charges and merger costs during 2005 compared to 2004. This increase was driven by the significant multi-tenant property acquisitions made during the second half of 2004 as well as the 2005 acquisitions — Uptown Park in June 2005 and The South Bank in September 2005. Another driver of this increase was our 2005 activities related to real estate acquired for resale. On the acquisition side, we invested $1.7 million less in such real estate due to the continued compression of single-tenant cap rates during 2005. In turn, we generated increased proceeds of $4.8 million over 2004 from the sale of real estate acquired for resale in order to capitalize on these compressed single-tenant cap rates. During 2005, we sold six properties for aggregate proceeds of $11.5 million, whereas during 2004, we sold three properties for aggregate proceeds of $6.7 million. These increases were partially offset by a $5.9 million reduction in working capital cash flow resulting from timing differences between the revenue and expense accruals and their related cash receipts or payments.
Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows increased from a net investing outflow of $99.8 million in 2004 to a net investing outflow of $107.5 million in 2005. This $7.7 million increase in investing outflows is attributable to an increase of $6.3 million in acquisitions of investment properties during 2005 coupled with loans made to certain affiliates during 2005 of $11.2 million. These increases in investing outflows were partially offset by a $10.8 million increase in proceeds from the sale of investment property. We acquired over $110 million of property in 2005 versus approximately $104 million in 2004. As discussed above, our 2005 acquisitions include our Uptown Park acquisition on June 1, 2005, our acquisition of The South Bank on September 30, 2005 and our follow-on acquisition of the MacArthur Park pad sites on December 15, 2005 which are adjacent to our MacArthur Park Shopping Center, one of our 2004 acquisitions. Uptown Park is a 169,000 square foot lifestyle center located in Houston, Texas in the Galleria shopping district. Uptown Park was funded with fixed-rate debt and cash, substantially all of which was generated by the offering of our class A common shares as further described below. The South Bank, a 47,000 square foot multi-tenant center located on the San Antonio Riverwalk, was purchased for cash. With respect to loans made to affiliates, during 2005, we loaned $11.2 million to two of our affiliates as part of our treasury management function whereby we placed excess cash in a short term bridge loan for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans bear a market rate of interest and are due upon demand. With respect to the increase in proceeds from the sale of investment property, during 2005, we sold ten properties held for investment, generating proceeds from sale of $16.6 million; however, during 2004, we sold two properties held for investment, generating proceeds from sale of $5.9 million.
Cash flows provided by financing activities increased from $93.5 million during the 2004 period to $96.4 million during the 2005 period. This $2.9 million increase was primarily attributable to an increase of $56.7 million in equity proceeds (net of issuance costs) which was substantially offset by a reduction in debt proceeds of $51.4 million during the year and an increase in dividends to shareholders of $2.7 million during the year. Equity proceeds of $97.6 million, net of issuance costs, were generated during 2005. These proceeds, as further described below, allowed us to fully pay down our line of credit which had a $38.0 million balance at yearend 2004. Further, such proceeds allowed us to purchase The South Bank and the MacArthur Park pad sites for cash, thereby reducing the amount of debt proceeds that would otherwise have been required to consummate these transactions. We placed $49.0 million of fixed-rate debt in conjunction with our acquisition of Uptown Park in June 2005 which represents our only debt placement during 2005. Dividends paid to shareholders increased during the period due to the increase in the number of class D common shareholders during 2004 and 2005.
The $97.6 million net equity proceeds were raised through the offering of 2.76 million of our class A common shares, including 360,000 over-allotment shares exercised by the underwriters as well as through our class D common share offering, a $170 million offering which was being offered through the independent financial planning community. The class A common share offering was priced at $8.10, and the net proceeds of the offering, after underwriting discounts, commissions and offering expenses, were approximately $20.4 million. The balance of the capital was raised through our class D offering which we closed during the third quarter of 2005 as described above.
The Company has an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that the Company may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. At December 31, 2005, the Company was in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon the Company’s debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%. As of December 31, 2005, the interest rate was LIBOR plus 1.55%. As of December 31, 2005, there was no balance outstanding under the Credit Facility. The Company has approximately $38.0 million available under its line of credit, subject to the covenant provisions discussed above and lender approval on the use of the proceeds. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments.
Contractual Obligations
As of December 31, 2005, the Company had the following contractual debt obligations (see also Note 7 the consolidated financial statements for further discussion regarding the specific terms of our debt):

	2006	2007	2008	2009	2010	Thereafter	Total
Unsecured debt:
Revolving credit facility *	$—	$—	$—	$—	$—	$—	$—
5.46% dissenter notes**	760	—	—	—	—	—	760
Secured debt ***	1,171	1,257	14,759	1,448	1,560	92,626	112,821
Interest *	6,589	6,705	6,614	5,686	2,955	35,259	63,808
Non-cancelable operating lease payments	295	305	299	193	—	—	1,092

Total contractual obligations	$8,815	$8,267	$21,672	$7,327	$4,515	$127,885	$178,481

*	Interest expense does not include any interest obligation on our revolving credit facility as we have no balance outstanding on the facility as of December 31, 2005. This table assumes that we will continue to have no balance outstanding throughout all periods presented. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance tends to fluctuate throughout the year based on our liquidity needs.

**	Subsequent to December 31, 2005, we paid the 5.46% dissenter notes in full.

***	Secured debt as shown above is $1.1 million less than total secured debt as reported due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.
During 2005, we paid dividends to our shareholders of $11.8 million, compared with $6.0 million in 2004. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

		Class A	Class B	Class C	Class D
2005
	Fourth Quarter	$802	$398	$716	$1,783
	Third Quarter	$797	$400	$713	$1,556
	Second Quarter	$550	$404	$713	$931
	First Quarter	$430	$410	$698	$523
2004
	Fourth Quarter	$419	$416	$727	$223
	Third Quarter	$410	$425	$710	$33
	Second Quarter	$383	$429	$677	N/A
	First Quarter	$345	$434	$379	N/A
Until properties are acquired by the Company, the Company’s funds are used to pay down outstanding debt under the Credit Facility. Thereafter, any excess cash is provided first to our affiliates in the form of short-term bridge financing for development or acquisition of properties and then is invested in short-term investments or overnight funds. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.
Inflation has had very little effect on income from operations. Management expects that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of the Company properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
Results of Operations
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
Total revenues increased by $19.4 million or 127% in 2005 as compared to 2004 ($34.7 million in 2005 versus $15.3 million in 2004). Rental revenues increased by $12.3 million, or 120%, in 2005 as compared to 2004. This increase is attributable to the significant property acquisitions that we made in the second half of 2004 as well as the acquisitions of Uptown Park in June 2005 and of The South Bank in September 2005. Real estate fee income increased approximately $3.2 million, or 174%, primarily as a result of increased brokerage commissions as well as acquisition and development fees earned on property transactions within our retail partnerships.
During the first quarter of 2005, AmREIT Construction Company (ACC), a wholly-owned subsidiary of ARIC, was formed to provide construction services to third parties as well as to our merchant development funds. ACC began executing on contracts during the quarter ended June 30, 2005 and recognized $4.7 million in revenues associated with those contracts during 2005, approximately $130,000 of which represents fee income on construction management contracts. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission revenue decreased by $1.6 million or 58% in 2005 as compared to 2004. This decrease was driven by a decrease in the amount of merchant development fund capital raised through our asset advisory group during 2005 versus 2004. During 2004, we raised $25.4 million for AmREIT Monthly Income and Growth Fund II, L.P. During 2005, we raised $11.2 million for AmREIT Monthly Income and Growth Fund III, L.P. This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of between 8% and 10.5% of the money raised. These commission revenues are then offset by commission payments to non-affiliated brokerdealer of between 8% and 9%.
Expenses
Total operating expenses increased by $11.0 million, or 83%, from $13.3 million in 2004 to $24.3 million 2005. This increase was primarily attributable to increases in property expense, construction costs and depreciation and amortization, coupled with smaller increases in general and administrative expenses. These expense increases were partially offset by a reduction in securities commissions of $1.2 million as well as a reduction in deferred merger charges of $1.7 million.
General and administrative expense increased by $1.7 million, or 36%, during 2005 to $6.4 million compared to $4.7 million in 2004. This increase is primarily due to increases in personnel. The Company increased its total number of employees during 2004 and has continued to do so throughout 2005 in order appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.
Property expense increased $3.4 million or 243% in 2005 as compared to 2004 ($4.9 million in 2005 versus $1.4 million in 2004) primarily as a result of the significant property acquisitions made during 2004 as well as the acquisitions of Uptown Park in June 2005 and The South Bank in September 2005.
As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $4.3 million in construction costs during 2005.
Commission expense decreased by $1.2 million or 58% from $2.1 million in 2004 to $864,000 in 2005. This decrease is attributable to reduced capital-raising activity through ASC during 2005 as discussed in “Revenues” above.
Depreciation and amortization increased by $4.2 million, or 233%, to $6.0 million in 2005 compared to $1.8 million in 2004. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2004 and 2005 as discussed above.
Deferred merger costs were $1.7 million in 2004 whereas no such charges were recognized in 2005. The 2004 deferred merger costs were related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. Mr. Taylor received 900,000 class A common shares pursuant to this arrangement, the final installment of which was issued to him during 2004.
Other
Interest expense increased by $3.1 million, or 95%, from $3.3 million in 2004 to $6.4 million in 2005. The increase in interest expense is primarily due to the debt that we assumed in the second half of 2004 related to our property acquisitions as well as the debt we placed in conjunction with our June 2005 Uptown Park acquisition. We assumed a total of $44.8 million in debt, net of a premium of $1.4 million, as a result of the 2004 property acquisitions and placed $49.0 million of debt in connection with the Uptown Park acquisition in 2005.
Income from merchant development funds and other affiliates decreased by $960,000, or 86%, to $161,000 in 2005.

During 2004, we realized $869,000 of profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation. No such amounts were realized during 2005.
Results of Operations
Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
Revenues
Total revenues increased by $7.9 million or 107% in 2004 as compared to 2003 ($15.3 million in 2004 versus $7.4 million in 2003). Rental revenues increased by $5.6 million or 121% in 2004 as compared to 2003. Of this increase, $3.2 million is related to rental revenues from properties that we acquired during the year. In addition, $1.8 million of the increase in rental revenues is related to a full year of rental revenue recorded during 2004 from the properties that were acquired in 2003. Additionally, portfolio occupancy at December 31, 2004 was 96.6%, which is an increase compared to 2003 occupancy of 92.4%.
Securities commission income generated through the Company’s asset advisory group increased by $1.2 million or 83% in 2004 as compared to 2003. This increase in securities commission income is due to increased capital being raised through our broker-dealer company, AmREIT Securities Company (ASC). As ASC raises capital for either AmREIT or its merchant development funds, ASC earns a securities commission of between 8% and 10.5% of the money raised. During 2004, ASC raised approximately $25.4 million for the merchant development funds, as compared to approximately $14.4 million during 2003. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms.
Expenses
General and administrative expense increased by $1.6 million, or 52%, during 2004 to $4.7 million compared to $3.1 million in 2003. This increase is primarily due to increases in personnel necessitated by the growth in the portfolio as well as an increase in property costs. During the year, the Company increased its total number of employees by 54% which resulted in an increase in compensation expense of $1.4 million. By building our various teams, we have not only been able to grow revenue and Funds From Operations, but believe that we will be able to sustain and further enhance our growth.
Property expense increased $1.0 million or 265% in 2004 as compared to 2003 ($1.4 million in 2004 versus $388 thousand in 2003) primarily as a result of the significant property acquisitions made during 2004.
Commission expense increased by $1.0 million or 84% from $1.1 million in 2003 to $2.1 million in 2004. This increase is attributable to increased capital-raising activity for the merchant development funds through ASC during 2004 as discussed in “Revenues” above.
Depreciation and amortization increased by $1.3 million, or 262%, to $1.8 million in 2004 compared to $502 thousand in 2003. The increased depreciation and amortization is related to the significant property acquisitions made during 2004.
Deferred merger costs increased by $767,000, or 84%, to $1.7 million in 2004 compared to $915,000 in 2003. The deferred merger cost is related to deferred consideration payable to H. Kerr Taylor, the Chairman and Chief Executive Officer of the Company, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity.
Other
Income from non-consolidated affiliates increased by $809,000 or 259%, to $1.1 million in 2004. This increase is primarily attributable to $869,000 recognized from our general partner interest in AOF, one of our merchant development partnerships which is currently in liquidation.
Interest expense increased by $1.2 million, or 58%, to $3.3 million in 2004 from $2.1 million in 2003. The increase in interest expense is primarily due to the assumption of debt associated with the property acquisitions during the year. We assumed a total of $44.8 in debt, net of a premium of $1.4 million, as a result of these 2004 property acquisitions.
Gain on real estate acquired for re-sale increased $1.0 million to $1.8 million in 2004 from $787,000 in 2003. The gain recognized in 2004 is a result of selling three properties, two of which were acquired during 2003 and one which was acquired in 2004 with the intent to resell after a short holding period.
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
Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:

	2005	2004	2003
Income (loss) – before discontinued operations	$3,547	($410)	($1,213)
Income – from discontinued operations	6,579	998	3,212
Plus depreciation of real estate assets – from operations	5,952	1,674	515
Plus depreciation of real estate assets – from discontinued operations	111	297	344
Adjustments for nonconsolidated affiliates	100	29	4
Less gain on sale of real estate assets acquired for investment	(3,400)	(137)	(312)
Less class B, C & D distributions	(9,245)	(4,454)	(1,943)

Total Funds From Operations available to class A shareholders	$3,644	($2,003)	$607
For the year ended December 31, 2004, FFO includes an impairment charge of $2.4 million related to two single-tenant, non-core assets. For the years ended December 31, 2004 and 2003, FFO includes deferred merger costs of $1.7 million and $915 thousand resulting from shares issued to our CEO from the sale of his advisory company to AmREIT in June 1998.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest-rate changes primarily related to the variable interest rate on our credit facility and related to the refinancing of long-term debt which currently contains fixed interest rates. Our interest-rate risk management objective is to limit the impact of interest-rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we borrow primarily at fixed interest rates. We currently do not use interest-rate swaps or any other derivative financial instruments as part of our interest-rate risk management approach.
At December 31, 2005, approximately $114.7 million of our total debt obligations have fixed rate terms and have an estimated fair value of $117.3 million. Our revolving credit facility has variable rate terms. However, as of December 31, 2005, there is no balance outstanding on the credit facility. Accordingly, we are not exposed to interest-rate changes on this debt instrument at period end.
The discussion above considers only those exposures that exist as of December 31, 2005. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

(a)	(1)	Financial Statements
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2005 and 2004
		Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

		Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable

PART III
Item 10. Trust Managers and Executive Officers of the Registrant
Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2006 in connection with our Annual Meeting of Shareholders to be held on June 1, 2006.
Item 11. Executive Compensation
Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2006 in connection with our Annual Meeting of Shareholders to be held on June 1, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We are authorized to grant stock options up to an aggregate of 1,422,335 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as of December 31, 2005:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuances under
equity compensation
	Number of securities	Weighted average	plans (excluding
Plan	to be issued upon exercise of	exercise price of	securities reflected in
Category	outstanding options	outstanding options	column (a))
Equity compensation plans approved by security holders.	—	—	1,422,335

Equity compensation plans not approved by security holders.	—	—	—

TOTAL			1,422,335
Item 13. Certain Relationships and Related Transactions
Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2006 in connection with our Annual Meeting of Shareholders to be held on June 1, 2006.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item is incorporated by reference from our Proxy Statement, which we intend to file on or before April 30, 2006 in connection with our Annual Meeting of Shareholders to be held on June 1, 2006.

PART IV
Item 15. Exhibits, Financial Statements and Schedules

(a)	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation

(b)		Exhibits

3.1		Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2		By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.1		Revolving Credit Agreement, effective September 4, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $20,000,000 loan (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.2		Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.3*		Eighth Modification Agreement, effective November 4, 2005 by and between AmREIT and Wells Fargo Bank, relating to a $40,000,000 loan and modifying the September 4, 2003 Revolving Credit Agreement

10.4		Purchase and Sale Agreement between Midland Real Estate Company, L.P. and AmREIT Realty Investment Corporation with related amendments for the acquisition of The South Bank property (included as Exhibit 10.1 to the Company’s Report on Form 8-K/A filed with the Commission on December 13, 2005)

21.1 *		Subsidiaries of the Company

31.1 *		Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated December 31, 2005.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated December 31, 2005.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewith
Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 31st of March 2006 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 31, 2006
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	March 31, 2006
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	March 31, 2006
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart	March 31, 2006
PHILIP W. TAGGART, Trust Manager

/s/ Brett P. Treadwell	March 31, 2006
BRETT P. TREADWELL, Vice President – Finance
(Principal Accounting Officer)

AmREIT AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AmREIT:
We have audited the accompanying consolidated balance sheets of AmREIT and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP
Houston, Texas
March 28, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 31, 2004
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
ASSETS
Real estate investments at cost:
Land	$112,784	$68,138
Buildings	127,094	88,211
Tenant improvements	7,366	4,243

	247,244	160,592
Less accumulated depreciation and amortization	(5,943)	(3,561)

	241,301	157,031
Real estate held for sale, net	3,569	6,326
Net investment in direct financing leases held for investment	19,212	19,219
Intangible lease cost, net	17,761	10,628
Investment in merchant development funds and other affiliates	2,311	1,979

Net real estate investments	284,154	195,183

Cash and cash equivalents	5,915	2,960
Tenant receivables, net	3,132	1,338
Accounts receivable, net	1,807	37
Accounts receivable — related party	4,158	910
Notes receivable — related party	11,232	—
Deferred costs	1,487	1,040
Other assets	3,086	1,683

TOTAL ASSETS	$314,971	$203,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$114,687	$105,964
Accounts payable and other liabilities	8,232	4,830
Below market leases, net	2,940	2,504
Security deposits	651	368

TOTAL LIABILITIES	126,510	113,666

Minority interest	1,176	1,115

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 6,479,278 and 3,462,767 shares issued, respectively	65	35
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 2,148,649 and 2,246,283 shares issued, respectively	22	22
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,119,923 and 4,079,174 shares issued, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 11,035,482 and 2,090,765 shares issued, respectively	110	21
Capital in excess of par value	205,859	104,114
Accumulated distributions in excess of earnings	(16,736)	(15,038)
Deferred compensation	(1,528)	(770)
Cost of treasury shares, 77,741 and 9,116 Class A shares, respectively	(548)	(55)

TOTAL SHAREHOLDERS’ EQUITY	187,285	88,370

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$314,971	$203,151

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenues:
Rental income from operating leases	$20,484	$8,200	$2,609
Earned income from direct financing leases	2,030	2,029	2,016
Real estate fee income	485	409	576
Real estate fee income — related party	4,588	1,443	455
Construction revenues	2,302	—	—
Construction revenues — related party	2,434	—	—
Securities commission income — related party	1,163	2,742	1,497
Asset management fee income — related party	495	361	240
Interest and other income — related party	705	82	9

Total revenues	34,686	15,266	7,402

Expenses:
General and administrative	6,356	4,661	3,117
Property expense	4,860	1,418	388
Construction costs	4,283	—	—
Legal and professional	1,859	1,646	871
Securities commissions	864	2,081	1,130
Depreciation and amortization	6,046	1,817	502
Deferred merger costs	—	1,682	915

Total expenses	24,268	13,305	6,923

Operating income	10,418	1,961	479

Other income (expense):
Income from merchant development funds and other affiliates	161	1,121	312
Federal income tax expense for taxable REIT subsidiary	(379)	(16)	254
Interest expense	(6,412)	(3,290)	(2,080)
Minority interest in income of consolidated joint ventures	(241)	(186)	(178)

Income (loss) before discontinued operations	3,547	(410)	(1,213)

Income (loss) from discontinued operations	3,356	(829)	2,425
Gain on sales of real estate acquired for resale	3,223	1,827	787

Income from discontinued operations	6,579	998	3,212

Net income	10,126	588	1,999

Distributions paid to class B, C and D shareholders	(9,245)	(4,454)	(1,943)

Net income (loss) available to class A shareholders	$881	$(3,866)	$56

Net income (loss) per class A common share — basic and diluted
Loss before discontinued operations	$(1.09)	$(1.50)	$(1.13)
Income from discontinued operations	1.26	0.31	1.15

Net income (loss)	$0.17	$(1.19)	$0.02

Weighted average class A common shares used to compute net income (loss) per share, basic and diluted	5,205	3,251	2,792

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years in the period ended December 31, 2005
(in thousands, except share data)

			Accumulated
		Capital in	distributions		Cost of
	Common Shares	excess of	in excess of	Deferred	treasury
	Amount	par value	earnings	compensation	shares	Total
Balance at December 31, 2002	$53	$47,183	$(8,427)	$(205)	$(397)	$38,207

Net income	—	—	1,999	—	—	1,999
Issuance of common shares, Class A	1	—	—	—	—	1
Conversion of common shares, Class B	(1)	—	—	—	—	(1)
Issuance of restricted shares, Class A	—	15	—	(153)	138	—
Amortization of deferred compensation	—	—	—	214	—	214
Repurchase of common shares, Class A (92,700 shares)	—	—	—	—	(603)	(603)
Issuance of common shares, Class C	14	12,153	—	—	—	12,167
Distributions	—	—	(3,188)	—	—	(3,188)

Balance at December 31, 2003	$67	$59,351	$(9,616)	$(144)	$(862)	$48,796

Net income			588			588
Issuance of common shares, Class A	5	2,740	—	27	65	2,837
Conversion of common shares, Class B	(1)	—	—	—	—	(1)
Issuance of restricted shares, Class A	—	7	—	(918)	742	(169)
Amortization of deferred compensation	—	—	—	265	—	265
Issuance of common shares, Class C	27	24,242	—	—	—	24,269
Retirement of common shares, Class C	—	(464)	—	—	—	(464)
Issuance of common shares, Class D	21	18,238	—	—	—	18,259
Distributions	—	—	(6,010)	—	—	(6,010)

Balance at December 31, 2004	$119	$104,114	$(15,038)	$(770)	$(55)	$88,370

Net income	—	—	10,126	—	—	10,126
Issuance of common shares, Class A	30	21,630	—	—	57	21,717
Issuance of restricted shares, Class A	—	—	—	(1,333)	117	(1,216)
Amortization of deferred compensation	—	—	—	490	—	490
Repurchase of common shares, Class A	—	—	—	85	(667)	(582)
Issuance of common shares, Class C	—	1,646	—	—	—	1,646
Retirement of common shares, Class C	—	(1,377)	—	—	—	(1,377)
Issuance of common shares, Class D	89	80,250	—	—	—	80,339
Retirement of common shares, Class D	—	(404)	—	—	—	(404)
Distributions	—	—	(11,824)	—	—	(11,824)

Balance at December 31, 2005	$238	$205,859	$(16,736)	$(1,528)	$(548)	$187,285

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year to date ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$10,126	$588	$1,999
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	(3,399)	(5,053)	(7,808)
Proceeds from sales of real estate acquired for resale	11,497	6,673	6,179
Gain on sales of real estate acquired for resale	(3,223)	(1,827)	(787)
Gain on sales of real estate acquired for investment	(3,400)	(137)	(312)
Debt prepayment penalty	109	—	—
Impairment charges	—	2,403	—
Income from merchant development funds and other affiliates	(161)	(1,121)	(312)
Depreciation and amortization	5,777	2,134	942
Amortization of deferred compensation	490	265	214
Minority interest in income of consolidated joint ventures	838	368	178
Deferred merger costs	—	1,682	915
Increase in tenant receivables	(1,844)	(325)	(1,146)
Increase in accounts receivable	(1,770)	—	519
Increase in accounts receivable — related party	(3,073)	(708)	(133)
Cash receipts from direct financing leases more (less) than income recognized	7	(5)	25
Increase in deferred costs	(219)	(142)	(234)
Increase in other assets	(1,368)	(492)	(206)
Increase in accounts payable and other liabilities	3,402	2,676	828
Increase in security deposits	280	271	63

Net cash provided by operating activities	14,069	7,250	924

Cash flows from investing activities:
Improvements to real estate	(1,784)	(1,511)	(535)
Acquisition of investment properties	(110,640)	(104,347)	(23,922)
Notes receivable (advances) collections	(20)	1,000	(1,000)
Loans made to affiliates	(11,232)	—	—
Additions to furniture, fixtures and equipment	(162)	(463)	(65)
Investment in merchant development funds and other affiliates	(929)	(1,534)	(201)
Distributions from merchant development funds and other affiliates	660	1,221	518
Proceeds from sale of investment property	16,603	5,852	3,497
Increase in preacquisition costs	(15)	(19)	(11)

Net cash used in investing activities	(107,519)	(99,801)	(21,719)

Cash flows from financing activities:
Proceeds from notes payable	52,386	103,820	36,203
Payments of notes payable	(43,436)	(46,293)	(24,119)
Purchase of treasury shares	(582)	—	(602)
Issuance of common shares	108,976	46,414	13,912
Retirement of common shares	(1,781)	(464)	—
Issuance costs	(11,424)	(5,609)	(1,845)
Common dividends paid	(6,961)	(4,287)	(3,088)
Distributions to minority interests	(773)	(101)	(142)

Net cash provided by financing activities	96,405	93,480	20,319

Net increase (decrease) in cash and cash equivalents	2,955	929	(476)
Cash and cash equivalents, beginning of year	2,960	2,031	2,507

Cash and cash equivalents, end of year	$5,915	$2,960	$2,031

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$6,506	$3,056	$2,169
Income taxes	707	165	47
Supplemental schedule of noncash investing and financing activities:
In 2005, 2004 and 2003, the Company converted 98 thousand, 116 thousand and 102 thousand B shares to A shares, respectively. Additionally, during 2005, 2004 and 2003 the Company issued Class C & D shares with a value of $4.9 million, $1.7 million and $100 thousand, respectively, in satisfaction of dividends through the dividend reinvestment program.
In 2005 the Company issued 165 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $1.3 million in deferred compensation related to the issuance of the restricted shares.
In 2004 the Company issued 141 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $918 thousand in deferred compensation related to the issuance of the restricted stock.
In 2003 the Company issued 24 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $153 thousand in deferred compensation related to the issuance of the restricted stock.
In 2004 the Company assumed $44.8 million in debt (net of a premium of $1.4 million) related to the acquisition of investment properties.
See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
AmREIT, a Texas real estate investment trust, is a real estate company with three distinct businesses: a real estate development and operating business, an asset advisory business and a portfolio of Irreplaceable Corners™. As a real estate development and operating company, AmREIT constructs, develops, acquires, disposes of, brokers, leases and manages properties for its own portfolio as well as for its asset advisory group and third parties. As of December 31, 2005, AmREIT had over 1.3 million square feet of shopping centers in various stages of development or in the pipeline for its advisory group or for third parties. AmREIT’s asset advisory group raises private capital for and generates fees from its merchant development partnership funds. AmREIT’s portfolio of “Irreplaceable Corners™”, provides a steady flow of rental income. It primarily consists of retail properties located in high-traffic, highly populated areas – which are held for long-term value. Since listing on the AMEX in July 2002, AmREIT’s total assets have grown from a book value of $48 million to $315 million, and equity within its asset advisory group has grown from $15 million to $61 million.
AmREIT’s direct predecessor, American Asset Advisers Trust, Inc., was formed as a Maryland Corporation in 1993. American Asset Advisors Corp., our external advisor which was formed in 1985, was merged into the Company in June 1998, at which time we changed our name to AmREIT, Inc. In December 2002, we reorganized as a Texas real estate investment trust.
On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the affiliated partnerships. Approximately $760,000 in 8 year, interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented against the merger. These notes were paid off subsequent to December 31, 2005. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company.
A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned approximately 143,000 shares during 2003 as a result of our class C common share offering, resulting in a non-cash charge to earnings of approximately $915,000. During 2004, Mr. Taylor earned an additional 241,000 shares under the deferred consideration agreement as a result of the issuance of additional class C common shares, resulting in a non-cash charge to earnings of $1.7 million. This share issuance in 2004 represented the final installment of shares owed to him pursuant to the agreement. To date, Mr. Taylor has received 900,000 class A common shares, and no further shares will be issued under this arrangement.

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
We have been engaged to provide various services, including development, construction, construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction management contracts are recognized only to the extent of the fee revenue.
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
Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of December 31, 2005, $700,000 of unbilled receivables has been included in “Accounts receivable” and $2.3 million of unbilled receivables due from related parties has been included in “Accounts receivable – related party”. We had no advance billings as of December 31, 2005.
Securities commission income is recognized as units of our merchant development funds are sold through AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid out to the unaffiliated selling broker dealer and reflected as securities commission expense.
REAL ESTATE INVESTMENTS
Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expense. During the years ended December 31, 2005, 2004 and 2003, interest and taxes in the amount of $188,000, $165,000 and $0, respectively were capitalized on properties under development.
Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.
Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2005, we owned two properties with a combined carrying value of $3.6 million that were classified as real estate held for sale. At December 31, 2004, we owned nine properties with a combined carrying value of $6.3 million that were classified as real estate held for sale.
Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior periods have been restated to reflect the operations of these properties as discontinued operations.
Impairment – Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During 2004, impairment charges in the aggregate amount of $2.4 million were recognized related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during 2004 and the other of which was sold in December 2005. These impairment charges are reported as discontinued operations.
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2005 and 2004, we had an allowance for uncollectible accounts of $163,000 and $97,000, respectively, related to our tenant receivables. During 2005, 2004 and 2003, we recorded bad debt expense in the amount of $163,000, $0 and $97,000 respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. During 2005, we had bad debt recoveries of $97,000. We had no recoveries of bad debt in 2004 or 2003 related to tenant receivables. Bad debt expense and recoveries are included in general and administrative expense.

Accounts receivable – included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of December 31, 2005 and 2004, we had an allowance for uncollectible accounts of $264,000 and $0, respectively, related to our accounts receivable. During 2005, we recorded bad debt expense in the amount of $264,000 related to amounts due to us as reimbursement from a vendor for obligations that we paid on such vendor’s behalf. We believe such amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations. We have recorded no other bad debt expense related to accounts receivable during the three years in the period ended December 31, 2005. Bad debt expense and recoveries are included in general and administrative expense.
Notes receivable – related party – included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at rates ranging from 6.7% to 7.0% and are due upon demand.
DEFERRED COSTS
Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of December 31, 2005 and 2004 totaled $268,000 and $185,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2005 and 2004 totaled $164,000 and $108,000, respectively.
DEFERRED COMPENSATION
Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trust managers and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively managed merchant development funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years, and promote retention of our team. We amortize the fair value, established at the date of grant, of the restricted shares ratably over the vesting period.
Deferred compensation includes share grants to employees as a form of long-term compensation. The share grants vest over a period of three to seven years. Additionally, we have assigned a portion, up to 45%, of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because the future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.
We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employees contribution, up to a maximum employee contribution of 4%. None of the employer contribution is matched in our stock. As of December 31, 2005, 2004 and 2003, there were 41, 25 and 21 participants enrolled in the plan, with employer contributions of $92,000, $51,000 and $35,000, respectively.
We are authorized to grant options on up to an aggregate of 1,422,335 shares of our class A common stock as either incentive or non-qualified stock options. As of December 31, 2005 and 2004, none of such options have been issued.
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
AmREIT’s real estate operating and development business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our merchant development funds are treated for Federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”). Federal and state income taxes are accounted for under the asset and liability method.
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 22.2 million,11.4 million and 4.8 million potential common shares for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003
(Loss) earnings to class A common shareholders (in thousands) *	$881	($3,866)	$56
Weighted average class A common shares outstanding (in thousands)	5,205	3,251	2,792
Basic and diluted earnings/(loss) per Class A common share *	$0.17	($1.19)	$0.02

*	The operating results for 2004 and 2003 include a charge to earnings of $1.7 million and $915 thousand, respectively, which was the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to us in 1998. The charge represented deferred merger costs related to this sale that was triggered by the issuance of additional common stock as part of the merger with certain of our affiliated investment funds during 2002 and the issuance of common C stock in 2003 and in 2004. Additionally, the operating results for 2004 include impairment charges of $2.4 million, which are related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during 2004 and another of which was sold in December 2005.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit has market-based terms, including a variable interest rate. Accordingly, the carrying value of the line of credit is representative of its fair value.
As of December 31, 2005, the carrying value of our total debt obligations was $114.7 million, all of which represent fixed-rate obligations with an estimated fair value of $117.3 million. As of December 31, 2004, the carrying value of our total debt obligations was $106.0 million, $68.0 million of which represented fixed rate obligations and had an estimated fair value of $70.3 million.

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
As of December 31, 2005, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $3.8 million of our total consolidated assets at period end. This entity had no debt outstanding at period end. We historically consolidated this entity (and others with similar economic and control provisions) under generally accepted accounting principles in effect prior to the issuance of FIN 46R; accordingly, our adoption of FIN 46R has had no effect on our financial position or results of operations.
NEW ACCOUNTING STANDARDS
In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights – the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance is effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We believe that EITF 04-05 will not have a significant impact on our financial position or results of operations because we believe that the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.
In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R becomes effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of December 31, 2005. Our strategy to date has been to compensate our employees through issuance of restricted shares of our class A common stock. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R will not change this accounting treatment for our restricted stock awards. Accordingly, we do not believe that our adoption of SFAS 123R in 2006 will impact our consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards board issued Statement No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. SFAS 153 will no longer allow nonmonetary exchanges to be recorded at book value with no gain being recognized. Nonmonetary exchanges will be accounted for at fair value, recognizing any gain or loss, if the transaction meets a commercial substance criterion and fair value is determinable. To prevent gain recognition on exchanges of real estate when the risks and rewards of ownership are not fully transferred, SFAS 153 precludes a gain from being recognized if the entity has significant continuing involvement with the real estate given up in the exchange. We have historically not entered into nonmonetary transactions, and SFAS 153 will impact us only to the extent that we engage in such transactions.
In March 2005, the FASB issued final guidance that clarifies how companies should account for “conditional” asset retirement obligations. Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 during 2005; however, the adoption had no effect on our financial condition or results of operations as we have no material asset retirement obligations on any of our properties.

DISCONTINUED OPERATIONS
The following is a summary of our discontinued operations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2005	2004	2003
Rental revenue and earned income from direct financing leases	$1,805	$2,095	$3,265
Interest and other income	146	936	129
Gain on sale of real estate held for resale	3,223	1,827	787
Gain on sale of real estate held for investment	3,400	137	312

Total revenues	8,574	4,995	4,493
Property expense	(382)	(355)	(142)
General and administrative	(272)	(76)	—
Legal and professional	(2)	(2)	(10)
Depreciation and amortization	(111)	(297)	(364)
Income tax	(340)	(521)	(491)
Interest expense	(182)	(161)	(274)
Minority interest	(597)	(182)	—
Debt prepayment penalty	(109)	—	—
Impairment charge	—	(2,403)	—

Total expenses	(1,995)	(3,997)	(1,281)
Income from discontinued operations	6,579	998	3,212
Basic and diluted income from discontinued operations per class A common share	$1.26	$0.31	$1.15
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
RECLASSIFICATIONS
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statements. Specifically, revenues for 2004 and 2003 have been reduced to reflect as issuance costs the capital-raising activities of our securities operations related to our class C and class D common shares. Expenses incurred in conjunction with these capital-raising activities during 2004 and 2003 were reduced by a corresponding amount. Such reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.

3. OPERATING LEASES
Our operating leases range from five to twenty-five years and generally include one or more five year renewal options. A summary of minimum future rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence at December 31, 2005 is as follows (in thousands):

2006	$18,911
2007	18,200
2008	16,671
2009	15,287
2010	11,649
2011-thereafter	56,886

$137,604

4. NET INVESTMENT IN DIRECT FINANCING LEASES
The Company’s net investment in its direct financing leases at December 31, 2005 and 2004 included (in thousands):

	2005	2004
Minimum lease payments receivable	$46,835	$48,871
Unguaranteed residual value	1,763	1,763
Less: Unearned income	(29,386)	(31,415)

	$19,212	$19,219

A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2005 is as follows (in thousands):

2006	$2,038
2007	2,137
2008	2,217
2009	2,229
2010	2,240
2011 - thereafter	35,974

Total	$46,835

5. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES
Merchant Development Funds
As of December 31, 2005, we, indirectly through wholly owned subsidiaries, owned interests in five limited partnerships which are accounted for under the equity method as AmREIT exercises significant influence over the investee. These five merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. In each of the partnerships, the limited partners, with or without cause, have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. Our interests in these merchant development funds range from 1.4% to 10.5%. These partnerships were formed to develop, own, manage, and hold property for investment.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general partner in AOF. AmREIT currently owns a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and as of December 31, 2005, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners.
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
AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation, our wholly owned subsidiary, invested $800 thousand as a limited partner and $1 thousand as a general partner in MIG III. MIG III began raising money in June 2005, and, as of December 31, 2005, had raised approximately $11.2 million. Our $800 thousand investment currently represents a 7.1% limited partner interest in MIG III. As additional limited partner units are sold in MIG III , we expect our limited partnership interest will decline to between 0.8% and 1.6%.

The following table sets forth certain financial information for the AIG, MIG, MIG II and MIG III merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios*		LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference*
AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.4%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III**	$11 million	7.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

*	Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. Thereafter, the LPs share in 90% of the cash distributions until they receive a 10% preferred return.

**	MIG III is a “best efforts” $50 million offering with an additional $50 million that can be added at the General Partner’s sole discretion. The initial third party limited partner investment was received June 22, 2005.
Other affiliate
Other than the merchant development funds, we have an investment in one entity that is accounted for under the equity method since we exercise significant influence over such investee. We invested $1.1 million in West Road Plaza, LP, and we have a 25% limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, TX at the intersection of I-45 and West Road.

Combined condensed financial information for the merchant development funds and other affiliates (at 100%) is summarized as follows:
Combined Balance Sheets (in thousands)

	2005	2004
Assets
Property, net	$101,461	$35,847
Cash	4,048	18,697
Other assets	19,839	11,103

Total Assets	125,348	65,647

Liabilities and partners’ capital:
Notes payable	56,258	19,017
Other liabilities	13,499	1,536
Partners capital	55,591	45,094

Total Liabilities and Partners’ Capital	$125,348	$65,647

AmREIT’s share of Partners’ Capital	$2,311	$1,979
Combined Statements of Operations (in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Total Revenue	$7,835	$4,788	$3,501

Expense
Interest	1,849	715	113
Depreciation and amortization	996	304	168
Other	2,306	1,135	405

Total Expense	5,151	2,154	686

Net Income	$2,684	$2,634	$2,815

AmREIT’S share of Net Income	$161	$1,121	$312
6. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are net of accumulated amortization of $2.9 million and $558,000 at December 31, 2005 and 2004, respectively. These assets are amortized over the leases’ remaining terms, which range from 4 months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $2.0 million, $475,000 and $64,000 during 2005, 2004 and 2003, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $337,000, $20,000 and $0 during 2005, 2004 and 2003, respectively.

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $558,000 and $63,000 at December 31, 2005 and 2004, respectively and are amortized over the leases’ remaining terms, which range from 4 months to 16 years. The amortization of below-market leases is recorded as an increase to rental income.
The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

	Amortization	Rental Income
Year Ending	Expense (in-place	(out-of-market
December 31,	lease value)	leases)
2006	$2,634	$44
2007	2,227	13
2008	2,043	(12)
2009	1,890	(16)
2010	1,395	(150)

	$10,189	$(121)
7. NOTES PAYABLE
The Company’s outstanding debt at December 31, 2005 and 2004 consists of the following (in thousands):

	2005	2004
Notes Payable:
Fixed rate mortgage loans	113,927	67,190
Fixed-rate unsecured loans*	760	760

Total notes payable	114,687	67,950
Variable-rate unsecured line of credit	—	38,014

Total	114,687	105,964

*	The fixed-rate unsecured loans were paid off subsequent to December 31, 2005
We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, we renewed our Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On December 31, 2005, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%. As of December 31, 2005, the interest rate was LIBOR plus 1.55%. As of December 31, 2005, there was no balance outstanding under the Credit Facility. We have approximately $38.0 million available under our line of credit, subject to the covenants above and Lender approval on the use of the proceeds.
In conjunction with the acquisition of Uptown Park during 2005, we added $49.0 million in new fixed rate debt. All other acquisitions in 2005 were funded by cash. In conjunction with property acquisitions completed during 2004, we assumed debt with a fair value of $46.2 million, which included a debt premium of $1.4 million at the date of acquisition based upon the above market interest rate of the debt instrument. The debt premium is being amortized over the terms of the related debt instruments.
As of December 31, 2005, the weighted average interest rate on our fixed-rate debt is 6.04%, and the weighted average remaining life of such debt is 7.7 years.
As of December 31, 2005, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Scheduled Principal	Term-Loan
Scheduled Payments by Year	Payments	Maturities	Total Payments
2006	$1,931	$—	$1,931
2007	1,257	—	1,257
2008	1,349	13,410	14,759
2009	1,448	—	1,448
2010	1,560	—	1,560
Beyond five years	27,738	64,888	92,626
Unamortized debt premiums	—	1,106	1,106

Total	$35,283	$79,404	$114,687

8. CONCENTRATIONS
As of December 31, 2005, three properties individually accounted for more than 10% of our consolidated total assets – Plaza in the Park and Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 10%, 22% and 17%, respectively of total assets. Consistent with our strategy of investing in areas that we know well, 19 of our properties our located in the Houston metropolitan area. These Houston properties represent 64% of our rental income for the year ended December 31, 2005. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

Tenant	2005	2004	2003
Kroger Company	$2,899	$804	$—
IHOP Corporation	2,249	2,499	2,731
CVS/pharmacy	1,060	935	—
Linens N Things	716	—	—
Barnes & Noble Inc.	466	—	—
Landry’s Restaurants Inc.	445	436	—

	$7,835	$4,674	$2,731

9. FEDERAL INCOME TAXES
The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences and merger costs which are expensed for financial reporting purposes. At December 31, 2005 and 2004, the net book bases of real estate assets approximated their tax bases.
Income tax expense consists of the following for the years ended December 31, 2005, 2004 and 2003 which is included in income tax expense or in discontinued operations as appropriate ($ in thousands):

	2005	2004	2003
Current	$1,006	$522	$237
Deferred	(287)	15	—

Total income tax expense	$719	$537	$237

The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries. Additionally, the Taxable REIT Subsidiaries had a net deferred tax asset of $244,000 at December 31, 2005 and a net deferred tax liability of $43,000 at December 31, 2004. The deferred tax assets relate to income received from transactions with our merchant development funds, a portion of which has been deferred for financial reporting purposes pursuant to generally accepted accounting principles. However, all of such income will be subject to tax. Our deferred tax liabilities were established to record the tax effect of the differences between the book and tax bases of certain real estate assets of our real estate development and operating and our asset advisory businesses. No valuation allowance was provided on the net deferred tax asset as of December 31, 2005 as we believe that it is more likely than not that the future benefits associated with these deferred assets will be realized.

For federal income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows:

	2005	2004	2003
	(estimated)
Ordinary income	60.4%	48.8%	52.8%
Qualified	1.4%	19.6%	—
Return of capital	19.5%	31.0%	31.8%
Capital gain	18.7%	0.6%	15.4%

Total	100.0%	100.0%	100.0%

10. STOCKHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of December 31, 2005, there were 6,401,537 of our class A common shares outstanding, net of 77,741 shares held in treasury. During June 2005, we completed an offering of our class A common shares. We issued 2.76 million shares, including the underwriter’s 360,000 share overallotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center as further discussed below. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.
Class B Common Shares — The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. Beginning in July 2005, we have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of December 31, 2005, there were 2,148,649 of our class B common shares outstanding.
Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of December 31, 2005, there were 4,119,923 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion. As of December 31, 2005, 987 holders are participating in the dividend reinvestment plan.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of December 31, 2005, there were 11,035,482 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion. As of December 31, 2005, 2,909 holders are participating in the dividend reinvestment plan.
Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.
11. RELATED PARTY TRANSACTIONS
See Note 5 regarding investments in merchant development funds and other affiliates and Note 1 regarding notes receivable from affiliates.
We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $4.6 million, $1.4 million and $455,000 were paid by the funds to the Company for 2005, 2004, and 2003 respectively. Additionally, construction revenues of $2.4 million were earned from the merchant development funds during 2005. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $486,000, $339,000 and $240,000 were paid by the funds to us for 2005, 2004 and 2003, respectively.
As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.
On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. AmREIT accounted for this merger as a purchase, whereby the assets of the partnerships have been recorded at fair value. AmREIT increased its real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. Approximately $760,000 in 8 year, 5.47% interest only, subordinated notes were issued to limited partners of the affiliated partnerships who dissented to the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company. A deferred merger expense resulted from the shares payable to H. Kerr Taylor, our President and Chief Executive Officer, as a result of the merger, which shares represented a portion of consideration payable to Mr. Taylor as a result of the sale of his advisory company to AmREIT. Mr. Taylor earned shares during 2004 and 2003 as a result of our class C and class D common share offering, resulting in a non-cash charge to earnings of approximately $1.68 million and $915,000 in 2004 and 2003, respectively. During 2004, Mr. Taylor received his final installment of shares, and, to date, he has received 900 thousand class A common shares pursuant to this agreement. No further shares will be issued to Mr. Taylor pursuant to this deferred consideration agreement.
On March 20, 2002, the Company formed AAA CTL Notes, Ltd. (“AAA”), a majority owned subsidiary which is consolidated in our financial statements, through which the Company purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties.
12. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
During 2005, we invested over $110 million through the acquisition of three multi-tenant properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.
On September 30, 2005, we acquired for cash The South Bank, a multi-tenant retail center located on the San Antonio Riverwalk in San Antonio, Texas. The property is located at the corner of a major downtown intersection and is accessible from both the river and street levels. The Property consists of approximately 47,000 square-feet, has a weighted average remaining lease term of 5.26 years and is 100% leased. Tenants on the Property include, among others, Hard Rock Café, Starbucks, Ben & Jerry’s, Harley-Davidson and The County Line Barbecue.
On June 1, 2005, we acquired Uptown Park, a 169,000 square foot multi-tenant shopping center located on approximately 16.85 acres of land. The property is located on the northwest corner of Loop 610 and Post Oak Boulevard in Houston, Texas in the heart of the Uptown Houston area. The property was developed in two phases — phase one consists of approximately 147,000 square feet that was constructed in 1999, and construction was recently completed on phase two which consists of approximately 22,000 square feet. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the offering of our class A common shares as discussed above. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.37% with the entire principal amount due in 2015.
During 2005, we sold ten single-tenant non-core properties for $16.6 million in cash to unrelated third parties resulting in gains of $3.4 million. In addition, we completed the sale of six single-tenant retail properties that were acquired for resale for a total of approximately $11.5 million in cash. On December 15, 2005, we utilized the net proceeds from the disposition of our non-core properties to acquire 39,000 square feet of multi-tenant retail projects located adjacent to the MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. We purchased the MacArthur Park Shopping Center on December 27, 2004.
During 2004, we invested $105.2 million through the acquisition of five multi-tenant properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Additionally, during 2004, we sold six single tenant non-core properties. The sale of the six properties resulted in a net gain of $861,000 after including impairment charges of $1.1 million. The cash proceeds from the sale of the six properties were approximately $11.1 million after paying down debt of $1.4 million.
13. COMMITMENTS
In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $233,000, $183,000 and $92,000, respectively.
A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2006	$295
2007	305
2008	299
2009	193
2010	—
2011 & thereafter	—

Total	$1,092

14. SEGMENT REPORTING
The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.
We evaluate the performance of its operating segments primarily on revenue. Because the real estate development and operating segment and securities and merchant development fund segments are both revenue and fee intensive, management considers revenue the primary indicator in allocating resources and evaluating performance.

We have historically evaluated the performance of our operating segments primarily on revenue. During 2005, we began evaluating our operating segments based on income from continuing operations. Accordingly, we began allocating certain overhead expenses as well as interest expense to the individual business units to which those expenses relate. We have recorded reclassifications to the 2004 segment expenses to conform to the current period presentation.
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 49 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the year ended December 31, 2005 occurred within the portfolio segment.
Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operation consists of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests to retail investors, in which we indirectly invest as both the general partner and as a limited partner (see Note 5). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

			Asset Advisory Group
		Real Estate
		Development &		Merchant
		Operating	Securities	Development
2005	Portfolio	Company	Operations	Funds	Eliminations	Total
Rental income	$22,514	$—	$—	$—	$—	$22,514
Securities commission income	—	—	10,350	—	(9,187)	1,163
Real estate fee income	—	5,073	—	—	—	5,073
Construction revenues	—	4,736	—	—	—	4,736
Interest and other income	465	240	—	495	—	1,200

Total revenue	22,979	10,049	10,350	495	(9,187)	34,686

Securities commissions	—	—	7,928	—	(7,064)	864
Depreciation and amortization	6,046	—	—	—	—	6,046
Property expense	4,803	57	—	—	—	4,860
Construction costs	—	4,283	—	—	—	4,283
Legal and professional	1,214	532	112	1	—	1,859
General and administrative	1,657	3,595	2,967	260	(2,123)	6,356

Total expenses	13,720	8,467	11,007	261	(9,187)	24,268

Interest expense	(5,816)	(572)	(24)	—	—	(6,412)
Other income (expense)	(196)	(259)	(60)	56	—	(459)

Income (loss) from discontinued operations	4,584	1,995	—	—	—	6,579

Net income (loss)	$7,831	$2,746	$(741)	$290	$—	$10,126

			Asset Advisory Group
		Real Estate
		Development		Merchant
		& Operating	Securities	Development
2004	Portfolio	Company	Operations	Funds	Eliminations	Total
Rental income	$10,229	$—	$—	$—	$—	$10,229
Securities commission income	—	—	7,656	—	(4,914)	2,742
Real estate fee income	—	1,852	—	—	—	1,852
Construction revenues	—	—	—	—	—	—
Interest and other income	46	36	—	361	—	443

Total revenue	10,275	1,888	7,656	361	(4,914)	15,266

Deferred merger expense	1,682	—	—	—	—	1,682
Securities commissions	—	—	5,943	—	(3,862)	2,081
Depreciation and amortization	1,817	—	—	—	—	1,817
Property expense	1,413	5	—	—	—	1,418
Construction costs	—	—	—	—	—	—
Legal and professional	917	649	80	—	—	1,646
General and administrative	929	1,951	2,732	101	(1,052)	4,661

Total expenses	6,758	2,605	8,755	101	(4,914)	13,305

Interest expense	(3,234)	(56)	—	—	—	(3,290)
Other income (expense)	(187)	594	(79)	591	—	919

Income (loss) from discontinued operations	(203)	1,201	—	—	—	998

Net income (loss)	$(107)	$1,022	$(1,178)	$851	$—	$588

			Asset Advisory Group
		Real Estate
		Development &		Merchant
		Operating	Securities	Development
2003	Portfolio	Company	Operations	Funds	Eliminations	Total
Rental income	$4,625	$—	$—	$—	$—	$4,625
Securities commission income	—	—	2,958	—	(1,461)	1,497
Real estate fee income	—	1,031	—	—	—	1,031
Construction revenues	—	—	—	—	—	—
Interest and other income	1	7	—	241	—	249

Total revenue	4,626	1,038	2,958	241	(1,461)	7,402

Deferred merger expense	915	—	—	—	—	915
Securities commissions	—	—	2,289	—	(1,159)	1,130
Depreciation and amortization	502	—	—	—	—	502
Property expense	388	—	—	—	—	388
Construction costs		—	—	—	—	—
Legal and professional	452	367	50	2	—	871
General and administrative expense	1,024	1,049	1,283	63	(302)	3,117

Total expenses	3,281	1,416	3,622	65	(1,461)	6,923

Interest expense	(2,080)	—	—	—	—	(2,080)
Other income (expense)	(346)	585	(35)	184	—	388

Income (loss) from discontinued operations	2,512	700	—	—	—	3,212

Net income (loss)	$1,431	$907	$(699)	$360	$—	$1,999

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005:
Revenues as originally reported	$8,242	$10,434	$13,078	$12,636
Reclassified to discontinued operations	(491)	(19)	(8)	—
Reclassification of securities commissions (1)	(2,123)	(3,403)	(3,660)	—

Adjusted Revenues	5,628	7,012	9,410	12,636

Net (loss) income for class A common shareholders	(274)	(310)	(635)	2,101

Net loss per class A share: basic and diluted	(0.08)	(0.07)	(0.10)	0.32

2004:
Revenues as originally reported	$4,552	$4,713	$5,797	$7,031
Reclassified to discontinued operations	(462)	(675)	(319)	(458)
Reclassification of securities commissions (1)	(1,677)	(1,083)	(518)	(1,635)

Adjusted Revenues	2,413	2,955	4,960	4,938

Net loss for class A common shareholders	(1,178)	(1,009)	(48)	(1,630)

Net loss per class A share: basic and diluted	(0.40)	(0.31)	(0.01)	(0.48)

(1)	Revenues for 2004 and 2003 have been reduced to reflect as issuance costs the capital-raising activities of our securities operations related to our class C and class D common shares. Expenses incurred in conjunction with these capital raising activities during 2004 and 2003 were reduced by a corresponding amount, and these reclassifications therefore had no effect on our net income for either of these periods.

AmREIT and subsidiaries
SCHEDULE III — Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2005

				Investment in
	Building and		Real Estate	Direct Finance	Total	Accumulated	Date
Property Description	Improvements	Land	Held for Sale	Lease	Cost	Depreciation	Acquired	Encumbrances

SHOPPING CENTERS
Lake Woodlands Plaza, Texas	3,444,404	1,369,064	—	—	4,813,468	679,945	06-03-98	—
Sugar Land Plaza, Texas	3,016,816	1,280,043	—	—	4,296,859	587,841	07-01-98	2,312,666
Uptown Plaza, Texas	5,068,984	7,796,383	—	—	12,865,367	276,879	12-10-03	—
Terrace Shops, Texas	2,623,791	2,212,278	—	—	4,836,069	142,308	12-15-03	2,761,150
Courtyard Square, Texas	1,784,450	4,150,752	—	—	5,935,202	96,574	06-15-04	—
Plaza in the Park, Texas	17,475,939	13,261,792	—	—	30,737,731	870,010	07-01-04	17,816,782
Cinco Ranch, Texas	11,567,200	2,668,226	—	—	14,235,426	565,985	07-01-04	8,429,861
Bakery Square, Texas	4,817,694	4,335,486	—	—	9,153,180	228,888	07-21-04	4,874,087
McArthur Park, Texas	26,482,198	8,655,849	—	—	35,138,047	1,012,825	12-27-04	13,852,328
Uptown Park, Texas	27,552,538	37,043,772			64,596,310	678,816	06-01-05	49,000,000
Riverwalk, Texas	17,148,688	7,979,779			25,128,467	129,050	09-30-05	—
McArthur Park Pads, Texas	5,839,723	6,927,965			12,767,688	22,891	12-15-05	—

Total Shopping Centers	126,822,425	97,681,389	—	—	224,503,814	5,292,012		99,046,874

SINGLE TENANT
Washington Mutual, Texas	—	562,846	—	—	562,846	n/a	09-23-96	—
Washington Mutual, Texas	—	851,974	—	—	851,974	n/a	12-11-96	—
Smokey Bones, Georgia	—	713,386	—	—	713,386	n/a	12-18-98	—
IHOP, Texas	—	740,882	—	1,022,271	1,763,153	n/a	09-22-99	1,195,610
IHOP, Kansas	—	450,984	—	1,016,451	1,467,435	n/a	09-30-99	—
IHOP, Oregon	—	—	—	1,055,086	1,055,086	Note A	04-16-02	810,571
IHOP, Texas	—	—	—	908,836	908,836	Note A	04-16-02	695,189
IHOP, New York	—	—	—	1,150,617	1,150,617	Note A	04-16-02	868,986
IHOP, Kansas	—	—	—	895,104	895,104	Note A	04-16-02	686,116
IHOP, New Mexico	—	—	—	856,678	856,678	Note A	04-23-02	691,671
IHOP, Louisiana	—	—	—	1,383,244	1,383,244	Note A	04-23-02	1,142,992
IHOP, Virginia	—	—	—	753,996	753,996	Note A	04-23-02	575,926
IHOP, Oregon	—	—	—	701,470	701,470	Note A	05-17-02	568,752
IHOP, Missouri	—	—	—	1,170,366	1,170,366	Note A	05-17-02	944,143
IHOP, Virginia	—	—	—	850,387	850,387	Note A	06-21-02	654,302
IHOP, Virginia	—	—	—	859,353	859,353	Note A	07-18-02	660,165
Baptist Memorial Health, Tennessee	1,495,871	624,006	—	—	2,119,877	127,680	07-23-02	—
Golden Corral, Texas	1,099,817	722,949	—	—	1,822,766	97,527	07-23-02	—
Golden Corral, Texas	1,297,850	556,222	—	—	1,854,072	115,087	07-23-02	—
TGI Friday’s, Texas	1,453,769	623,043	—	—	2,076,812	128,913	07-23-02	—
Popeye’s, Georgia	778,772	333,758	—	—	1,112,530	69,057	07-23-02	—
Energy Wellness Center, Texas	1,276,836	547,214	—	—	1,824,050	113,223	07-23-02	—
IHOP, Utah	—	457,493	—	1,102,941	1,560,434	n/a	07-25-02	1,144,335
IHOP, Tennessee	—	469,502	—	1,137,080	1,606,582	n/a	07-26-02	1,236,720
IHOP, California	—	—	—	1,012,065	1,012,065	Note A	08-23-02	688,411
IHOP, Texas	—	—	—	1,173,203	1,173,203	Note A	08-23-02	826,274
IHOP, Tennessee	—	—	—	1,076,379	1,076,379	Note A	08-23-02	717,398
IHOP, Colorado	—	—	—	1,086,182	1,086,182	Note A	08-23-02	772,114
CVS Pharmacy, Texas	—	2,688,996	—	—	2,688,996	n/a	01-10-03	—
TGI Friday’s, Maryland	—	1,474,473	—	—	1,474,473	n/a	09-16-03	—
San Felipe at Winrock, Texas	—	—	2,437,410	—	2,437,410	n/a	11-17-03	—
Advance Auto, Missouri	—	361,187	—	—	361,187	n/a	02-13-04	—
Research Forest, Texas	72,682	517,720	—	—	590,402	n/a	04-30-04	—
Advance Auto, Illinois	37,955	627,307	—	—	665,262	n/a	06-03-04	—
Advance Auto, Missouri	76,869	352,508	—	—	429,377	n/a	09-24-04	—
410 and Blanco, Texas	46,743	1,426,190	—	—	1,472,933	n/a	12-17-04	—
Advance Auto, Illinois	—	—	1,131,542	—	1,131,542	n/a	02-04-05	—

Total Single Tenant	7,637,164	15,102,640	3,568,952	19,211,709	45,520,465	651,487		14,879,675

Total	$134,459,589	$112,784,029	$3,568,952	$19,211,709	$270,024,279	$5,943,499		$113,926,549

Note A — The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.
Note B — As of December 31, 2005, the aggregate book basis of our properties approximated the aggregate tax basis.
Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2005 is as follows:

		Accumulated
	Cost	Depreciation

Balance at December 31, 2002	$47,792,423	$2,022,152
Acquisitions / additions	29,435,427	—
Disposals	(4,984,583)	(267,016)
Depreciation expense	—	765,497

Balance at December 31, 2003	$72,243,267	$2,520,633
Acquisitions / additions	104,136,245	—
Disposals	(7,682,772)	(478,806)
Impairment	(1,300,000)	—
Transfer to held for sale	(478,806)	—
Depreciation expense	—	1,519,667

Balance at December 31, 2004	$166,917,934	$3,561,494
Acquisitions / additions	106,619,151	—
Disposals	(21,444,663)	(1,352,195)
Impairment	—	—
Transfer to held for sale	(1,279,852)	—
Depreciation expense	—	3,734,200

Balance at December 31, 2005	$250,812,570	$5,943,499

INDEX TO EXHIBITS
3.1	Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2	By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.1	Revolving Credit Agreement, effective September 4, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $20,000,000 loan (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.2	Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.3*	Eighth Modification Agreement, effective November 4, 2005 by and between AmREIT and Wells Fargo Bank, relating to a $40,000,000 loan and modifying the September 4, 2003 Revolving Credit Agreement

10.4	Purchase and Sale Agreement between Midland Real Estate Company, L.P. and AmREIT Realty Investment Corporation with related amendments for the acquisition of The South Bank property (included as Exhibit 10.1 to the Company’s Report on Form 8-K/A filed with the Commission on December 13, 2005)

21.1*	Subsidiaries of the Company

31.1**	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated December 31, 2005.

31.2**	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated December 31, 2005.

32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith