Form 10-Q
period 2006-03-31
AMREIT
filed 2006-05-15
CIK 913957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 05, 2006 there were 6,372,340 class A, 2,108,272 class B, 4,155,988 class C and 11,048,028 class D common shares of beneficial interest of AmREIT, $.01 par value outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$122,759	$112,784
Buildings	140,475	127,094
Tenant improvements	8,648	7,366

	271,882	247,244
Less accumulated depreciation and amortization	(7,150)	(5,943)

	264,732	241,301
Real estate held for sale, net	—	3,569
Net investment in direct financing leases held for investment	19,210	19,212
Intangible lease cost, net	18,849	17,761
Investment in merchant development funds and other affiliates	2,308	2,311

Net real estate investments	305,099	284,154

Cash and cash equivalents	2,220	5,915
Tenant receivables	2,890	3,132
Accounts receivable, net	1,748	1,807
Accounts receivable — related party	3,346	4,158
Notes receivable — related party	8,157	11,232
Deferred costs	1,541	1,487
Other assets	3,368	3,086

TOTAL ASSETS	$328,369	$314,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$133,271	$114,687
Accounts payable and other liabilities	4,315	8,232
Below market leases, net	4,435	2,940
Security deposits	707	651

TOTAL LIABILITIES	142,728	126,510

Minority interest	1,188	1,176

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 6,514,013 and 6,479,278 shares issued, respectively	65	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 2,113,914 and 2,148,649 shares issued, respectively	21	22
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,145,294 and 4,119,923 shares issued, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 11,063,390 and 11,035,482 shares issued, respectively	111	110
Capital in excess of par value	204,364	204,331
Accumulated distributions in excess of earnings	(19,338)	(16,736)
Cost of treasury shares, 113,672 and 77,741 Class A shares, respectively	(811)	(548)

TOTAL SHAREHOLDERS’ EQUITY	184,453	187,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$328,369	$314,971

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	2006	2005
Revenues:
Rental income from operating leases	$5,834	$3,962
Earned income from direct financing leases	507	507
Real estate fee income	751	236
Real estate fee income — related party	767	758
Construction revenues	621	—
Construction revenues — related party	1,173	—
Securities commission income — related party	1,391	—
Asset management fee income — related party	158	117
Interest and other income	386	48

Total revenues	11,588	5,628

Expenses:
General and administrative	2,133	1,158
Property expense	1,022	695
Construction costs	1,675	—
Legal and professional	842	584
Securities commissions	1,017	—
Depreciation and amortization	2,192	1,055

Total expenses	8,881	3,492

Operating income	2,707	2,136

Other income (expense):
Income from merchant development funds and other affiliates	98	31
Federal income tax expense (benefit) for taxable REIT subsidiary	81	(20)
Interest expense	(1,743)	(1,494)
Minority interest in income of consolidated joint ventures	(39)	(2)

Income before discontinued operations	1,104	651

(Loss) income from discontinued operations	(16)	707
Gain on sales of real estate acquired for resale	5	—

(Loss) income from discontinued operations	(11)	707

Net income	1,093	1,358

Distributions paid to class B, C and D shareholders	(2,906)	(1,632)

Net loss available to class A shareholders	$(1,813)	$(274)

Net (loss) income per class A common share - basic and diluted
Loss before discontinued operations	$(0.28)	$(0.28)
Income from discontinued operations	—	0.20

Net loss	$(0.28)	$(0.08)

Weighted average class A common shares used to compute net (loss) income per share, basic and diluted	6,425	3,471

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2006
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total
Balance at December 31, 2005	$238	$204,331	$(16,736)	$(548)	$187,285

Net income	—	—	1,093	—	1,093
Deferred compensation issuance of restricted shares, Class A	—	(543)	—	721	178
Repurchase of common shares, Class A	—	9	—	(984)	(975)
Amortization of deferred compensation	—	131	—	—	131
Issuance of common shares, Class C	—	443	—	—	443
Retirement of common shares, Class C	—	(190)	—	—	(190)
Issuance of common shares, Class D	—	1,119	—	—	1,119
Retirement of common shares, Class D	—	(936)	—	—	(936)
Distributions	—	—	(3,695)	—	(3,695)

Balance at March 31, 2006	$238	$204,364	$(19,338)	$(811)	$184,453

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year to date ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,093	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	(623)	(1,369)
Proceeds from sales of real estate acquired for resale	1,146	—
Gain on sales of real estate acquired for resale	(5)	—
Loss (gain) on sales of real estate acquired for investment	—	(250)
Income from merchant development funds and other affiliates	(98)	(31)
Depreciation and amortization	2,156	1,003
Amortization of deferred compensation	131	90
Minority interest in income of consolidated joint ventures	36	15
Decrease (increase) in tenant receivables	242	(512)
Decrease (increase) in accounts receivable	59	(448)
Decrease (increase) in accounts receivable — related party	812	(450)
Cash receipts from direct financing leases more than income recognized	2	1
Decrease in deferred costs	30	2
Increase in other assets	(177)	(224)
Decrease in accounts payable and other liabilities	(3,826)	(1,701)
Increase (decrease) in security deposits	56	(1)

Net cash provided by (used in) operating activities	1,034	(2,517)

Cash flows from investing activities:
Improvements to real estate	(676)	(109)
Acquisition of investment properties	(23,967)	—
Loans to affiliates	(1,460)	—
Payments from affiliates	4,535	—
Additions to furniture, fixtures and equipment	(63)	(61)
Investment in merchant development funds and other affiliates	—	(129)
Distributions from merchant development funds and other affiliates	45	134
Proceeds from sale of investment property	2,463	941
Decrease (increase) in preacquisition costs	10	(4)

Net cash (used in) provided by investing activities	(19,113)	772

Cash flows from financing activities:
Proceeds from notes payable	25,889	2,888
Payments of notes payable	(7,247)	(16,045)
Purchase of treasury shares	(975)	—
Issuance of common shares	—	19,793
Retirement of common shares	(1,126)	(410)
Issuance costs	(36)	(2,245)
Common dividends paid	(2,097)	(1,280)
Distributions to minority interests	(24)	(25)

Net cash provided by financing activities	14,384	2,676

Net increase (decrease) in cash and cash equivalents	(3,695)	931
Cash and cash equivalents, beginning of period	5,915	2,960

Cash and cash equivalents, end of period	$2,220	$3,891

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$1,713	$1,523
Income taxes	909	655
Supplemental schedule of noncash investing and financing activities
During 2006 and 2005, the Company converted 35 thousand and 31 thousand B shares to A shares, respectively. Additionally, during 2006 and 2005, the Company issued Class C & D shares with a value of $1.6 million and $781 thousand, respectively, in satisfaction of dividends through the dividend reinvestment program.
In 2006 the Company issued 89 thousand restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period respectively. The Company recorded $626 thousand in deferred compensation related to the issuance of the restricted shares.
In 2005 the Company issued 90 thousand shares of restricted stock to employees and trust managers as part of their compensation plan. The restricted stock vests over a four and three year period respectively. The Company recorded $733 thousand in deferred compensation related to the issuance of the restricted stock.
See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
AmREIT, a Texas real estate investment trust, is a real estate company with three distinct businesses: a real estate development and operating business, an asset advisory business and a portfolio of Irreplaceable Corners™. As a real estate development and operating company, AmREIT constructs, develops, acquires, disposes of, brokers, leases and manages properties for its own portfolio as well as for its asset advisory group and third parties. As of March 31, 2006, AmREIT had over 1.0 million square feet of shopping centers in various stages of development or in the pipeline for its advisory business or for third parties. AmREIT’s asset advisory business raises private capital for and generates fees from its merchant development partnership funds. AmREIT’s portfolio of “Irreplaceable Corners™” provides a steady flow of rental income and it primarily consists of retail properties located in high-traffic, highly populated areas — which are held for long-term value. Since listing on the AMEX in July 2002, AmREIT’s total assets have grown from a book value of $48 million to $328 million, and equity within its asset advisory business has grown from $15 million to $74 million.
AmREIT’s direct predecessor, American Asset Advisers Trust, Inc., was formed as a Maryland corporation in 1993. Prior to 1998, the Company was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, the Company merged with its advisor and changed its name to AmREIT, Inc. In December 2002, the Company reorganized as a Texas real estate investment trust and became AmREIT.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The financial records of the Company are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include the accounts of AmREIT and its wholly or majority owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise control, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.
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
Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of March 31, 2006, $521,000 of unbilled receivables has been included in “Accounts receivable” and $2.6 million of unbilled receivables due from related parties has been included in “Accounts receivable - related party”. At December 31, 2005, $700,000 of unbilled receivables has been included in “Accounts receivable” and $2.3 million of unbilled receivables due from related parties has been included in “Accounts receivable — related party”. We had no advance billings as of March 31, 2006 or December 31, 2005.
Securities commission income is recognized as units of our merchant development funds are sold through AmREIT Securities Company (ASC). Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid out to the unaffiliated selling broker dealer and reflected as securities commission expense. During 2005, we began reflecting the revenues and costs generated by our capital-raising activities associated with the sale of class C and D common shares as issuance costs. We have reclassified prior period amounts to conform to this presentation, and these reclassifications had no effect on net income (loss) or shareholder’s equity as previously reported. There has been no change in the underlying operations of ASC — we will continue to raise capital for AmREIT as needed and as available on cost-effective terms. ASC’s activities for 2006 to date have been limited to capital-raising for the merchant development funds.

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
Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At March 31, 2006, we did not have any properties that were classified as real estate held for sale. At December 31, 2005, we owned two properties with a combined carrying value of $3.6 million that were classified as real estate held for sale, both of which were disposed of during the quarter ended March 31, 2006.

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
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2006 and December 31, 2005, we had an allowance for uncollectible accounts of $178,000 and $163,000, respectively, related to our tenant receivables.
Accounts receivable - Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of both March 31, 2006 and December 31, 2005, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.
Notes receivable — related party — Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the merchant development funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at rates ranging from 6.7% to 7.0% and are due upon demand.
DEFERRED COSTS
Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of March 31, 2006 and December 31, 2005 totaled $301,000 and $268,000, respectively. Accumulated amortization related to leasing costs as of March 31, 2006 and December 31, 2005 totaled $187,000 and $164,000, respectively.

\

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
Restricted Share Issuances — Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the quarter ended March 31, 2006:

	Non-vested	Wtd. avg. grant
	shares	date fair value
Beginning of period	253,002	$7.49
Granted	89,468	7.00
Vested	(32,777)	7.27
Forfeited	(1,306)	7.56

End of period	308,387	7.37

The weighted-average grant date fair value of restricted shares issued during the quarter ended March 31, 2006 was $7.37 per share. No restricted shares were issued during the quarter ended March 31, 2005. The total fair value of shares vested during the quarters ended March 31, 2006 and 2005 was $238 thousand and $237 thousand, respectively. Total compensation cost recognized related to restricted shares during the quarters ended March 31, 2006 and 2005 was $131 thousand and $90 thousand, respectively. As of March 31, 2006, total unrecognized compensation cost related to restricted shares was $1.9 million, and the weighted average period over which we expect this cost to be recognized is 4.6 years.
General Partner Profit Participation Interests — Additionally, we have assigned a portion, up to 45%, of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because the future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is completely contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401k) — We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees, immediately upon employment. The plan allows for two open enrollment periods, June and December. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. None of the employer contribution can be matched in our stock.
Stock Options — Additionally, we are authorized to grant options of our class A common stock as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of March 31, 2006 and December 31, 2005, none of these options have been issued.
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
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 25.7 million and 13.9 million potential common shares for the quarters ended March 31, 2006 and 2005, respectively.
The following table presents information necessary to calculate basic and diluted earnings per class A share for the quarter ended March 31, as indicated:

	Quarter
	2006	2005
Loss to class A common shareholders (in thousands)	($1,813)	($274)
Weighted average class A common shares outstanding (in thousands)	6,425	3,471
Basic and diluted loss per share	($0.28)	($0.08)

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
As of March 31, 2006, the carrying value of our total debt obligations was $133.3 million, $113.6 million of which represented fixed rate obligations and had an estimated fair value of $112.5 million. As of December 31, 2005, the carrying value of our total debt obligations was $114.7 million, all of which represented fixed-rate obligations with an estimated fair value of $117.3 million.
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
As of March 31, 2006, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $2.2 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

NEW ACCOUNTING STANDARDS
In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights — the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance is effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 during the quarter ended March 31, 2006, and it had no impact on our financial position or results of operations because the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.
In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R became effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of March 31, 2006. Our strategy to date has been to compensate our employees through issuance of our restricted class A common shares. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R did not change this accounting treatment for our restricted share awards. Accordingly, our adoption of SFAS 123R did not materially impact our consolidated financial position, results of operations or cash flows.
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
DISCONTINUED OPERATIONS
The following is a summary of our discontinued operations (in thousands, except for per share data):

	Quarter
	2006	2005
Rental revenue and earned income from DFL	$9	$475
Gain on sale of real estate held for investment	—	250
Interest and other income	—	140
Gain on sale of real estate held for resale	5	—

Total revenues	14	865

Property expense	(5)	(50)
Other general & administrative	—	(3)
Federal income tax benefit (expense)	2	(14)
Legal and professional	(18)	—
Depreciation and amortization	—	(55)
Minority interest	3	(13)
Interest expense	(7)	(23)

Total expenses	(25)	(158)

(Loss)/Income from discontinued operations	(11)	707

Basic and diluted (loss) income from discontinued operations per class A common share	—	$0.20

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
RECLASSIFICATIONS
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements. Specifically, revenues for 2005 have been reduced to reflect as issuance costs the capital-raising activities of our securities operations related to our class C and class D common shares. Expenses incurred in conjunction with these capital-raising activities during 2005 were reduced by a corresponding amount. Such reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.
3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES
Merchant Development Funds
As of March 31, 2006, we, indirectly through wholly owned subsidiaries, owned interests in five limited partnerships which are accounted for under the equity method as AmREIT exercises significant influence over, but does not control, the investee. In each of the partnerships, the limited partners, with or without cause, have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These five merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 1.4% to 10.5%.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general partner in AOF. AmREIT currently owns a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and, as of March 31, 2006, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners.
AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AIG. AmREIT currently owns an approximate 2.0% limited partner interest in AIG.
AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in MIG. AmREIT currently owns an approximate 1.4% limited partner interest in MIG.
AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400 thousand as a limited partner and $1 thousand as a general partner in MIG II. AmREIT currently owns an approximate 1.6% limited partner interest in MIG II.
AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation, our wholly owned subsidiary, invested $800 thousand as a limited partner and $1 thousand as a general partner in MIG III. MIG III began raising money in June 2005, and, as of March 31, 2006, had raised approximately $23.7 million. Our $800 thousand investment currently represents a 3.3% limited partner interest in MIG III. As additional limited partner units are sold in MIG III, we expect our limited partnership interest will decline to between 0.8% and 1.6%.

The following table sets forth certain financial information for the AIG, MIG, MIG II and MIG III merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios*		LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference*
AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.4%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III**	$23.7 million	3.3%	1.0%	2012	99%	1%	10%
	(open offering)				0%	100%	40% Catch Up
					60%	40%	Thereafter

*  Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return per annum on their weighted average capital outstanding. Once that has been achieved for each year of investment, then the LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.
** MIG III is a “best efforts” $50 million offering with an additional $50 million that can be added at the General Partner’s sole discretion. The initial third party limited partner investment was received June 22, 2005.
Other affiliate
     Other than the merchant development funds, we have an investment in one entity that is accounted for under the equity method since we exercise significant influence over, but does not control such investee. We invested $1.1 million in West Road Plaza, LP, and we have a 25% limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, Texas at the intersection of I-45 and West Road. Additionally, as of March 31, 2006 and December 31, 2005, we have notes receivable due from West Road Plaza of $5.9 million and $6.1 million, respectively. These receivables represent short-term bridge loans that we made to West Road Plaza in order to efficiently manage our excess cash as part of our treasury management function. These loans are unsecured, bear interest at approximately 7% and are due upon demand.

4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms, which range from 4 months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $900,000 and $325,000 during the quarters ended March 31, 2006 and March 31, 2005, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $134,000 and $43,000 during the quarters ended March 31, 2006 and March 31, 2005, respectively.
In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2006		December 31, 2005
	In-Place	Above-market	In-Place	Above-
	leases	leases	leases	market leases
Cost	$18,319	$2,212	$18,444	$2,212
Accumulated amortization	(3,313)	(490)	(2,539)	(356)

Intangible lease cost, net	$15,006	$1,722	$15,905	$1,856

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $674,000 and $558,000 at March 31, 2006 and December 31, 2005, respectively. Below-market leases are amortized over the leases’ remaining terms, which range from 4 months to 16 years. The amortization of below-market leases, which was recorded as an increase to rental income was $116,000 and $111,000 during the quarters ended March 31, 2006 and March 31, 2005, respectively.
5. NOTES PAYABLE
The Company’s outstanding debt at March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Fixed rate mortage loans	$113,582	$113,927
Fixed rate unsecured loans*	—	760

Total fixed rate loans	113,582	114,687
Variable-rate unsecured line of credit	19,689	—

Total Notes Payable	$133,271	$114,687

*	The fixed-rate unsecured loans were repaid during the quarter ended March 31, 2006.
We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, we renewed our Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On March 31, 2006, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to 2.35%. As of March 31, 2006, the interest rate was LIBOR plus 1.55%. As of March 31, 2006, there was a balance outstanding of $19.7 million under the Credit Facility. We have approximately $18.3 million available under the Credit Facility, subject to the covenants above. We have $2 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Credit Facility.
We added no new fixed-rate debt during the quarter ended March 31, 2006. In conjunction with the acquisition of Uptown Park during 2005, we added $49.0 million in new fixed-rate debt. All other acquisitions in 2005 were funded by cash.
As of March 31, 2006, the weighted average interest rate on our fixed-rate debt was 6.05%, and the weighted average remaining life of such debt was 7.5 years.
As of March 31, 2006, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Scheduled Principal	Term-Loan
Scheduled Payments by Year	Payments	Maturities	Total Payments

2006	$884	—	884
2007 (includes Credit Facility)	1,257	19,689	20,946
2008	1,349	13,410	14,759
2009	1,448	—	1,448
2010	1,560	—	1,560
Beyond five years	27,373	65,253	92,626
Unamortized debt premiums	—	1,048	1,048

Total	$33,871	$99,400	$133,271

6. CONCENTRATIONS
As of March 31, 2006, two properties individually accounted for more than 10% of our consolidated total assets — Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 21% and 16%, respectively, of total assets. Consistent with our strategy of investing in areas that we know well, 18 of our properties are located in the Houston metropolitan area. These Houston properties represent 66% of our rental income for the three months ended March 31, 2006. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company’s top tenants for the three month period ended March 31 ($ in thousands):

	Quarter
Tenant	2006	2005
Kroger	$570	$626
IHOP Corporation	562	562
CVS/pharmacy	247	236
Golden Corral Corporation	167	158
Hard Rock Café International	153	—
Landry’s	128	129
Linens ‘N Things	116	155

	$1,943	$1,866

7. STOCKHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of March 31, 2006, there were 6,400,341 of our class A common shares outstanding, net of 113,672 shares held in treasury. During June 2005, we completed an offering of our class A common shares. We issued 2.76 million shares, including the underwriter’s 360,000 share overallotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.
Class B Common Shares — The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. Beginning in July 2005, we have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of March 31, 2006, there were 2,113,914 of our class B common shares outstanding.
Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of March 31, 2006, there were 4,145,294 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of March 31, 2006, there were 11,063,390 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.
Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.
8. RELATED PARTY TRANSACTIONS
See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding notes receivable from affiliates.
We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $767,000 and $758,000 were paid by the funds to the Company for the quarters ended March 31, 2006 and March 31, 2005, respectively. Additionally, construction revenues of $1.2 million were earned from the merchant development funds during 2006. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $158,000 and $117,000 were paid by the funds to us for the quarters ended March 31, 2006 and March 31, 2005, respectively.
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
9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,250 square foot multi-tenant retail complex which was developed in 2005. The center is 87 percent occupied, and its tenants include, among others, Pei-Wei, Grotto and Century Bank. Uptown Plaza is located at the corner of McKinney and Pearl Street in an infill location with high barriers to entry and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our credit facility.
Additionally, for the three months ended March 31, 2006, we sold two properties which were recorded as real estate held for sale at December 31, 2005. These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values.
For the three months ended March 31, 2005, we sold one single tenant non-core property. The sale of the property resulted in a net gain of $250 thousand. The cash proceeds from the sale of the property were approximately $941 thousand. As a result of the sale, the operations of the property, including the gain on sale, have been classified as discontinued operations for all periods presented.
10. COMMITMENTS
In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the quarters ended March 31, 2006 and 2005 was $61,000 and $51,000, respectively.
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
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 49 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the quarter ended March 31, 2006 occurred within the portfolio segment.
Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operations consist of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests to retail investors, in which we indirectly invest as both the general partner and as a limited partner (see Note 3). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

			Asset Advisory Group
		Real Estate
For the three months		Development &		Merchant
ended		Operations	Securities	Development
March 31, 2006	Portfolio	Company	Operations	Funds	Eliminations	Total
Rental income	$6,341	$—	$—	$—	$—	$6,341
Securities commission income	—	—	1,391	—	—	1,391
Real estate fee income	—	1,518	—	—	—	1,518
Construction revenues	—	1,794	—	—	—	1,794
Other income	361	25	—	158	—	544

Total revenue	6,702	3,337	1,391	158	—	11,588

Securities commissions	—	—	1,017	—	—	1,017
Legal and professional	246	586	10	—	—	842
Depreciation and amortization	2,192	—	—	—	—	2,192
Property expense	1,003	19	—	—	—	1,022
Construction costs	—	1,675	—	—	—	1,675
General and administrative	387	1,000	729	17	—	2,133

Total expenses	3,828	3,280	1,756	17	—	8,881

Interest expense	(1,579)	(161)	(3)	—	—	(1,743)

Other income/ (expense)	100	28	(10)	22	—	140

Income (loss) from discontinued operations	(10)	(1)	—	—	—	(11)

Net income (loss)	$1,385	$(77)	$(378)	$163	$—	$1,093

			Asset Advisory Group
		Real Estate
		Development &		Merchant
For the three months ended		Operations	Securities	Development
March 31, 2005	Portfolio	Company	Operations	Funds	Eliminations	Total
Rental income	$4,469	$—	$—	$—	$—	$4,469
Securities commission income	—	—	2,123	—	(2,123)	—
Real estate fee income	—	994	—	—	—	994
Other income	2	46	—	117	—	165

Total revenue	4,471	1,040	2,123	117	(2,123)	5,628

Securities commissions	—	—	1,633	—	(1,633)	—
Legal and professional	323	245	16	—	—	584
Depreciation and amortization	1,055	—	—	—	—	1,055
Property expense	695	—	—	—	—	695
General and administrative	400	624	597	27	(490)	1,158

Total expenses	2,473	869	2,246	27	(2,123)	3,492

Interest expense	(1,420)	(38)	(26)	(11)	—	(1,495)
Other income/ (expense)	(48)	60	(4)	2	—	10

Income from discontinued operations	694	13	—	—	—	707

Net income (loss)	$1,224	$206	$(153)	$81	$—	$1,358

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
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2005 consolidated financial statements and notes thereto included in our filing on Form 10-K for the year ended December 31, 2005. Historical results and trends which might appear should not be taken as indicative of future operations.
EXECUTIVE OVERVIEW
AmREIT (the “Company”) (AMEX: AMY) is an established real estate company that at its core is a value creator which has delivered results to our investors for 21 years and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our mission is to build a real estate business that can realize profitable growth year over year regardless of market cycles. We have developed three distinct businesses that provide earnings potential from multiple sources. First, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our asset advisory group’s portfolios and to third parties. Second, our asset advisory group broadens our avenues to capital and raises private equity for a series of merchant development partnership funds. And third, we own an institutional-grade portfolio of “Irreplaceable Corners™” - premier retail properties in high-traffic, highly populated areas — which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. These three business segments have grown into self-sustaining operations that add value to the overall Company. These operations give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.
As of March 31, 2006, we have over 1.0 million square feet of shopping centers in various stages of development or in the pipeline for our advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $328 million, including 49 properties located in 15 states. Within our asset advisory business we manage an additional $140 million in assets, representing 20 properties in 3 states, and equity within our asset advisory group has grown from $15 million to $74 million.

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
The asset advisory group invests in and actively manages five merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our in-house securities group sells limited partnership interests in these partnership funds to retail investors. We, as the general partner, manage the partnerships and, in return, receive management fees as well as potentially significant profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the partnerships are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return.
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
During 2005 and continuing through the first quarter of 2006, we acquired approximately 289,000 square feet of multi-tenant shopping centers, representing over $134 million in assets at an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly-owned properties.
As of March 31, 2006, we owned a real estate portfolio consisting of 49 properties located in 15 states. The areas where a majority of our properties are located are densely populated, urban communities in and around

Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as “Irreplaceable Corners”. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.
We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2006 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively in the current seller’s market, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that any or all of these projects will ultimately be purchased by AmREIT. Management has budgeted for an increase in interest rates during 2006. As of March 31, 2006, 85% of our outstanding debt had a long-term fixed interest rate with an average term of 7.5 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.
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
Valuation of Receivables — An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.
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
Liquidity and Capital Resources
At March 31, 2006 and December 31, 2005, the Company’s cash and cash equivalents totaled $2.2 million and $5.9 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

	2006	2005
Operating activities	$1,034	$(2,517)
Investing activities	(19,113)	772
Financing activities	14,384	2,676
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
Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable CornersTM and other core assets. We anticipate increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. During 2005 and continuing through the first quarter of 2006, we executed this strategy through the acquisition of over $134 million of multi-tenant centers, comprising four premier properties with approximately 290,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005 and our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. During the first quarter of 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney and Pearl Street near downtown Dallas.
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
Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased by $3.6 million for the quarter ended March 31, 2006 when compared to the quarter ended March 31, 2005. This increase was primarily attributable to our 2006 activities related to real estate acquired for resale. On the acquisition side, we invested approximately $750 thousand less in such real estate due to the compressed cap-rate environment that has continued into 2006. In turn, we generated proceeds of $1.1 million during the 2006 quarter from the sale of a property acquired for resale. This increase in cash flows from operating activities was further driven by an increase of approximately $900 thousand in our income before the effect of gains on property sales and depreciation and amortization during 2006 as compared to 2005. This increase was driven by the acquisitions of Uptown Park in June 2005 and The South Bank in September 2005.
Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing inflow of approximately $800 thousand in 2005 to a net investing outflow of $19.1 million in 2006. This $19.9 million increase in investing outflows is primarily attributable to an increase of $24.0 million in acquisitions of investment property during 2006 which was partially offset by $4.5 million in loan repayments from affiliates during the 2006 quarter. With respect to loans made to affiliates, we received loan repayments of $4.5 million during the 2006 quarter. As part of our treasury management function, we have the ability to place excess cash in short term bridge loans for these affiliates for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans bear a market rate of interest and are due upon demand.
Cash flows provided by financing activities increased from $2.7 million during the 2005 period to $14.4 million during the 2006 period. This $11.7 million increase was primarily attributable to an increase of $23.0 million in proceeds from our credit facility, coupled with a reduction of $8.8 million in payments on notes payable during the 2006 period. These increases in financing cash flows were significantly offset by a $17.6 million reduction in equity proceeds (net of issuance costs) during 2006 as compared to 2005. The $17.6 million of net equity capital raised in 2005 was generated through our class D common share offering. Additionally, dividends paid to shareholders increased by approximately $800 thousand during the period due to the increase in the number of class D common shareholders during 2006 as compared to 2005 and we bought back $1.0 million of our class A common shares during 2006.
The Company has an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that the Company may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, the Company renewed its Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. At March 31, 2006, the Company was in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon the Company’s debt to asset ratio, from LIBOR plus a spread ranging from 1.35% to 2.35%. As of March 31, 2006, the interest rate was LIBOR plus 1.55%. As of March 31, 2006, there was a balance of $19.7 million outstanding under the Credit Facility. The Company has approximately $18.3 million available under its line of credit, subject to the covenant provisions discussed above. We have $2 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Credit Facility. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments.

During the three months ended March 31, 2006, we paid dividends to our shareholders of $3.7 million, compared with $2.1 million in the three months ended March 31, 2005. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

		Class A	Class B	Class C	Class D
2006
	First quarter	$789	$390	$722	$1,794
2005
	Fourth quarter	$802	$398	$716	$1,783
	Third quarter	$797	$400	$713	$1,556
	Second quarter	$550	$404	$713	$931
	First quarter	$430	$410	$698	$524
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
Results of Operations
Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005
Revenues
Total revenues increased by $6.0 million or 106% in the first quarter 2006 as compared to 2005 ($11.6 million in 2006 versus $5.6 million in 2005). Rental revenues increased by $1.9 million, or 42%, in 2006 as compared to 2005. This increase is attributable to the acquisition of Uptown Park in June 2005 and of The South Bank in September 2005. Real estate fee income increased approximately $520 thousand, or 53%, primarily as a result of increased brokerage activity which generated additional commissions.
During the first quarter of 2005, AmREIT Construction Company (ACC), a wholly-owned subsidiary of ARIC, was formed to provide construction services to third parties as well as to our merchant development funds. ACC began executing on contracts during the quarter ended June 30, 2005. During the quarter ended March 31, 2006, ACC generated revenues of $1.8 million. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission revenue was $1.4 million in 2006, and no such revenue was generated in 2005. The 2006 commission revenue was driven by the capital-raising activities of our asset advisory group related to one of our merchant development funds, AmREIT Monthly Income and Growth Fund III, L.P. (MIG III). During the first quarter, we raised $12.5 million in MIG III capital. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of between 8% and 10.5% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealer of between 8% and 9%.
Interest and other income increased by $338 thousand from $48,000 in 2005 to $386,000 in 2006 primarily as a result of interest earned on short-term bridge loans made to affiliates related to their acquisition or development of properties. Such loans were made subsequent to the quarter ended March 31, 2005.
Expenses
Total operating expenses increased by $5.4 million, or 154%, from $3.5 million in 2005 to $8.9 million in 2006. This increase was attributable to increases in construction costs, securities commissions, depreciation and amortization and general and administrative expenses, coupled with smaller increases in property expenses.
As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $1.7 million in construction costs during the first quarter of 2006.
Securities commission expense was $1.0 million in 2006, and no such expenses were incurred in 2005. This increase is attributable to increased capital-raising activity through ASC during 2006 related to MIG III as discussed in “Revenues” above.
Depreciation and amortization increased by $1.1 million, or 108%, to $2.2 million in 2006 compared to $1.1 million in 2005. The increased depreciation and amortization is primarily a result of the acquisitions of Uptown Park in June 2005 and The South Bank in September 2005.
General and administrative expense increased by $1.0 million, or 84%, during 2006 to $2.1 million compared to $1.1 million in 2005. This increase is primarily due to increases in personnel. We increased our total number of employees during 2005 and have continued to do so thus far in 2006 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.
Property expense increased $300 thousand or 47% in 2006 as compared to 2005 ($1.0 million in 2006 versus $700 thousand in 2005) primarily as a result of the acquisitions of Uptown Park in June 2005 and The South Bank in September 2005.
Other
Interest expense increased by $250 thousand, or 17%, from $1.5 million in 2005 to $1.7 million in 2006. The increase in interest expense is primarily due to our placement of $49.0 million in debt in connection with our June 2005 Uptown Park acquisition. This increase is partially offset by a reduction in interest expense resulting from a lower average outstanding balance on our credit facility during the 2006 quarter.

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
Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:

	2006	2005
Income — before discontinued operations	$1,104	$651
(Loss) Income — from discontinued operations	(11)	707
Plus depreciation of real estate assets — from operations	2,174	913
Plus depreciation of real estate assets — from discontinued operations	—	55
Adjustments for nonconsolidated affiliates	30	15
Less gain on sale of real estate assets acquired for investment	—	(250)
Less class B, C & D distributions	(2,906)	(1,632)

Total Funds From Operations available to class A shareholders	$391	$459

Weighted average class A common shares outstanding	6,425	3,471

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
At March 31, 2006, approximately $113.6 million of our total debt obligations have fixed rate terms and have an estimated fair value of $112.5 million. Approximately $19.7 million of our total debt obligations have variable rate terms, and the carrying value of such debt is therefore representative of its fair value as of March 31, 2006. In the event interest rates were to increase 100 basis points, annual net income, funds from operations and future cash flows would decrease by $197,000 based upon the variable-rate debt outstanding at March 31, 2006.
The discussion above considers only those exposures that exist as of March 31, 2006. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2005, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended March 31, 2006, we had no material changes in these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to shareholders during the first quarter of the fiscal year..
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
     (a) Exhibits:
31.1	Rule 13a-4 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 12th of May 2006 by the undersigned, thereunto duly authorized.

AmREIT
/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	May 12, 2006

H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	May 12, 2006

ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	May 12, 2006

G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart	May 12, 2006

PHILIP W. TAGGART, Trust Manager

/s/ Brett P. Treadwell	May 12, 2006

BRETT P. TREADWELL, Vice President — Finance
(Principal Accounting Officer)

Exhibit Index
     (a) Exhibits:
31.1	Rule 13a-4 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer