Form 10-Q
period 2006-09-30
AMREIT
filed 2006-11-13
CIK 913957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
As of November 3, 2006 there were 6,261,982 class A, 2,080,812 class B, 4,264,780 class C and 11,435,790 class D common shares of beneficial interest of AmREIT, $.01 par value outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$122,088	$112,784
Buildings	140,362	127,094
Tenant improvements	9,130	7,366

	271,580	247,244
Less accumulated depreciation and amortization	(9,435)	(5,943)

	262,145	241,301
Real estate held for sale, net	668	3,569
Net investment in direct financing leases held for investment	19,207	19,212
Intangible lease cost, net	16,822	17,761
Investment in merchant development funds and other affiliates	2,180	2,311

Net real estate investments	301,022	284,154

Cash and cash equivalents	2,577	5,915
Tenant receivables, net	3,957	3,132
Accounts receivable, net	1,313	1,807
Accounts receivable — related party	2,405	4,158
Notes receivable — related party	12,988	11,232
Deferred costs	1,919	1,487
Other assets	3,553	3,086

TOTAL ASSETS	$329,734	$314,971

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$136,914	$114,687
Accounts payable and other liabilities	7,862	8,232
Below market leases, net	4,103	2,940
Security deposits	641	651

TOTAL LIABILITIES	149,520	126,510

Minority interest	1,145	1,176

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 6,547,175 and 6,479,278 shares issued, respectively	65	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 2,080,752 and 2,148,649 shares issued, respectively	21	22
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,148,869 and 4,119,923 shares issued, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 11,111,278 and 11,035,482 shares issued, respectively	111	110
Capital in excess of par value	204,924	204,331
Accumulated distributions in excess of earnings	(23,921)	(16,736)
Cost of treasury shares, 301,540 and 77,741 Class A shares, respectively	(2,172)	(548)

TOTAL SHAREHOLDERS’ EQUITY	179,069	187,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$329,734	$314,971

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended September 30,		Year to date September 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$7,285	$5,132	$20,745	$13,525
Earned income from direct financing leases	507	507	1,522	1,522
Real estate fee income	27	58	778	352
Real estate fee income — related party	897	1,654	2,574	3,369
Construction revenues	705	388	1,645	666
Construction revenues — related party	2,890	886	6,686	1,073
Securities commission income — related party	1,554	248	4,172	519
Asset management fee income — related party	212	130	556	367

Total revenues	14,077	9,003	38,678	21,393

Expenses:
General and administrative	2,110	1,170	6,238	3,678
Property expense	2,012	1,141	5,203	2,771
Construction costs	3,224	1,197	7,508	1,499
Legal and professional	338	324	917	1,220
Real estate commissions	—	32	540	198
Securities commissions	1,355	214	3,694	449
Depreciation and amortization	2,048	1,606	6,621	3,985

Total expenses	11,087	5,684	30,721	13,800

Operating income	2,990	3,319	7,957	7,593

Other income (expense):
Interest and other income	403	358	870	514
Income from merchant development funds and other affiliates	213	75	519	188
Federal income tax (expense) benefit for taxable REIT subsidiary	88	(309)	353	(478)
Interest expense	(2,100)	(1,746)	(5,933)	(4,722)
Minority interest in income of consolidated joint ventures	(36)	(42)	(110)	(88)

Income before discontinued operations	1,558	1,655	3,656	3,007

Income (loss) from discontinued operations	(1)	379	234	1,249
Gain on sales of real estate acquired for resale	—	—	12	872

Income from discontinued operations	(1)	379	246	2,121

Net income	1,557	2,034	3,902	5,128

Distributions paid to class B, C and D shareholders	(2,909)	(2,669)	(8,729)	(6,348)

Net loss available to class A shareholders	$(1,352)	$(635)	$(4,827)	$(1,220)

Net (loss) income per class A common share — basic and diluted
Loss before discontinued operations	$(0.22)	$(0.16)	$(0.80)	$(0.70)
Income from discontinued operations	0.00	0.06	0.04	0.44

Net loss	$(0.22)	$(0.10)	$(0.76)	$(0.26)

Weighted average class A common shares used to compute net (loss) income per share, basic and diluted	6,285	6,431	6,321	4,790

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total
Balance at December 31, 2005	$238	$204,331	$(16,736)	$(548)	$187,285

Net income	—	—	3,902	—	3,902
Deferred compensation issuance of restricted shares, Class A	—	(664)	—	751	87
Repurchase of common shares, Class A	—	—	—	(2,375)	(2,375)
Amortization of deferred compensation	—	435	—	—	435
Issuance of common shares, Class C	—	1,290	—	—	1,290
Retirement of common shares, Class C	(1)	(1,037)	—	—	(1,038)
Issuance of common shares, Class D	4	3,425	—	—	3,429
Retirement of common shares, Class D	(3)	(2,856)	—	—	(2,859)
Distributions	—	—	(11,087)	—	(11,087)

Balance at September 30, 2006	$238	$204,924	$(23,921)	$(2,172)	$179,069

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year to date ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,902	$5,128
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	(623)	(2,556)
Proceeds from sales of real estate acquired for resale	1,153	3,201
Gain on sales of real estate acquired for resale	(12)	(872)
Gain on sales of real estate acquired for investment	(286)	(595)
Income from merchant development funds and other affiliates	(519)	(188)
Depreciation and amortization	6,447	3,795
Amortization of deferred compensation	435	386
Minority interest in income of consolidated joint ventures	42	490
Increase in tenant receivables	(825)	(745)
Decrease (increase) in accounts receivable	494	(803)
Decrease (increase) in accounts receivable — related party	1,753	(124)
Cash receipts from direct financing leases more than income recognized	5	5
Increase in deferred costs	(169)	(252)
Increase in other assets	(418)	(825)
(Decrease) increase in accounts payable and other liabilities	(285)	765
(Decrease) increase in security deposits	(5)	262

Net cash provided by operating activities	11,089	7,072

Cash flows from investing activities:
Improvements to real estate	(2,505)	(1,351)
Acquisition of investment properties	(24,518)	(96,669)
Loans to affiliates	(11,095)	(8,399)
Payments from affiliates	9,339	—
Additions to furniture, fixtures and equipment	(113)	(144)
Investment in merchant development funds and other affiliates	—	(929)
Distributions from merchant development funds and other affiliates	382	479
Proceeds from sale of investment property	4,466	2,194
Increase in preacquisition costs	(71)	(29)

Net cash used in investing activities	(24,115)	(104,848)

Cash flows from financing activities:
Proceeds from notes payable	57,505	52,386
Payments of notes payable	(35,105)	(42,220)
Purchase of treasury shares	(2,375)	(138)
Issuance of common shares	(1)	109,027
Retirement of common shares	(3,897)	(1,244)
Issuance costs	(43)	(11,317)
Distributions	(6,323)	(4,855)
Distributions to minority interests	(73)	(497)

Net cash provided by financing activities	9,688	101,142

Net increase (decrease) in cash and cash equivalents	(3,338)	3,366
Cash and cash equivalents, beginning of period	5,915	2,960

Cash and cash equivalents, end of period	$2,577	$6,326

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$5,787	$4,787
Income taxes	945	707
Supplemental schedule of noncash investing and financing activities
During 2006 and 2005, the Company converted 68 thousand and 88 thousand B shares to A shares, respectively. Additionally, during 2006 and 2005, the Company issued Class C and D shares with a value of $4.8 million and $3.3 million, respectively, in satisfaction of dividends through the dividend reinvestment program.
In 2006, the Company issued 103 thousand restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. The Company recorded $725 thousand in deferred compensation related to the issuance of the restricted shares.
In 2005, the Company issued 151 thousand restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. The Company recorded $1.2 million in deferred compensation related to the issuance of the restricted stock.
See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
AmREIT, a Texas real estate investment trust, is a real estate company with three distinct businesses: a real estate development and operating business, an asset advisory business and a portfolio of Irreplaceable Corners™. As a real estate development and operating company, AmREIT constructs, develops, acquires, disposes of, brokers, leases and manages properties for its own portfolio as well as for its asset advisory group and third parties. As of September 30, 2006, we had over 1.1 million square feet of shopping centers in various stages of development or in the pipeline for our advisory business or for third parties. Our asset advisory business raises private capital for and generates fees from our merchant development partnership funds. Our portfolio of Irreplaceable Corners provides a steady flow of rental income and it primarily consists of retail properties located in high-traffic, highly populated areas – which are held for long-term value. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $330 million, and within our asset advisory business, we manage an additional $173 million in assets. Equity within our asset advisory business has grown from $15 million to $99 million over the same period.
AmREIT’s direct predecessor, American Asset Advisers Trust, Inc. (“AAA”), was formed as a Maryland corporation in 1993. Prior to 1998, AAA was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, AAA merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.
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
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the nine months ended September 30, 2006 and 2005, we recognized lease termination fees of $656 thousand and $0, respectively, which have been included in rental income from operating leases. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.
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
Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of September 30, 2006, $23,000 of unbilled receivables has been included in “Accounts receivable” and $253,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party”. At December 31, 2005, $700,000 of unbilled receivables has been included in “Accounts receivable” and $2.3 million of unbilled receivables due from related parties has been included in “Accounts receivable – related party”. We had advance billings of $222,000 and $0 as of September 30, 2006 and December 31, 2005, respectively.
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
Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense.
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.
Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2006, we had one property with a carrying value of $668,000 that was classified as real estate held for sale. At

December 31, 2005, we owned two properties with a combined carrying value of $3.6 million that were classified as real estate held for sale, both of which were disposed of during the quarter ended March 31, 2006.
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
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2006 and December 31, 2005, we had an allowance for uncollectible accounts of $55,000 and $163,000, respectively, related to our tenant receivables.
Accounts receivable — Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of both September 30, 2006 and December 31, 2005, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.
Notes receivable — related party — Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the merchant development funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (8.25% at September 30, 2006) and are due upon demand.
DEFERRED COSTS
Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of September 30, 2006 and December 31, 2005 totaled $379,000 and $268,000, respectively. Accumulated amortization related to deferred leasing costs as of September 30, 2006 and December 31, 2005 totaled $230,000 and $164,000, respectively.
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
Restricted Share Issuances — Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the nine months ended September 30, 2006.

	Non-vested	Wtd. Ave. grant
	Shares	date fair value
Beginning of period	253,002	$7.49
Granted	103,576	7.00
Vested	(32,777)	7.27
Forfeited	(9,144)	7.55

End of period	314,657	$7.35

The weighted-average grant date fair value of restricted shares issued during the nine months ended September 30, 2006 and 2005 was $7.00 per share and $8.10 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $238,000 and $237,000 respectively. Total compensation cost recognized related to restricted shares during the nine months ended September 30, 2006 and 2005 was $435,000 and $386,000, respectively. As of September 30, 2006, total unrecognized compensation cost related to restricted shares was $1.8 million, and the weighted average period over which we expect this cost to be recognized is 4.0 years.
General Partner Profit Participation Interests — We have assigned up to 45% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.
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
Stock Options — We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of September 30, 2006 and December 31, 2005, none of these options have been granted.
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
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 25.8 million and 22.0 million potential common shares for the nine months ended September 30, 2006 and 2005, respectively.
The following table presents information necessary to calculate basic and diluted earnings per class A share for the three and nine months ended September 30, as indicated:

	Quarter		Year to Date
	2006	2005	2006	2005
Loss to class A common shareholders (in thousands)	(1,352)	(635)	(4,827)	(1,220)
Weighted average class A common shares outstanding (in thousands)	6,285	6,431	6,321	4,790
Basic and diluted loss per share	(0.22)	(0.10)	(0.76)	(0.26)

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
As of September 30, 2006, the carrying value of our total debt obligations was $136.9 million, $132.9 million of which represented fixed rate obligations and had an estimated fair value of $134.5 million. As of December 31, 2005, the carrying value of our total debt obligations was $114.7 million, all of which represented fixed-rate obligations with an estimated fair value of $117.3 million.
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
As of September 30, 2006, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $3.7 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

NEW ACCOUNTING STANDARDS
In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights – the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance was effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance was effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 during the quarter ended March 31, 2006, and it had no impact on our financial position or results of operations because the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.
In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R became effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of September 30, 2006. Our strategy to date has been to compensate our employees through issuance of our restricted class A common shares. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R did not change this accounting treatment for our restricted share awards. Accordingly, our adoption of SFAS 123R did not materially impact our consolidated financial position, results of operations or cash flows.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We will adopt this interpretation during the first quarter of 2007, and we do not expect the adoption of this interpretation to have a material effect on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for the Company for its annual financial statement for the year ended December 31, 2006. We are currently evaluating the potential impacts of adopting SAB 108 but do not believe that it will materially affect our financial position.”
DISCONTINUED OPERATIONS
The following is a summary of our discontinued operations (in thousands, except for per share data):

	Quarter		Year to date
	2006	2005	2006	2005
Rental revenue and earned income from DFL	—	$481	$52	$1,548
Gain on sale of real estate held for investment	—	—	286	595
Interest and other income	—	—	—	146
Gain on sale of real estate held for resale	—	—	12	872

Total revenues	—	481	350	3,161

Property expense	7	(24)	(101)	(177)
Other general and administrative	(2)	(1)	(14)	(9)
Federal income tax benefit (expense)	5	(11)	22	(174)
Legal and professional	(24)	(1)	(56)	(8)
Depreciation and amortization	—	—	(16)	(116)
Minority interest	13	(10)	68	(402)
Interest expense	—	(55)	(7)	(154)

Total expenses	(1)	(102)	(104)	(1,040)

Income from discontinued operations	(1)	379	246	2,121

Basic and diluted income from discontinued operations per class A common share	$0.00	$0.06	$0.04	$0.44

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
3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES
Merchant Development Funds
As of September 30, 2006, we, indirectly through wholly owned subsidiaries, owned interests in five limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These five merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 1.3% to 10.5%.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), a wholly owned subsidiary of AmREIT, invested $250 thousand as a limited partner and $1 thousand as a general partner in AOF. AmREIT currently owns a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and, as of September 30, 2006, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.
AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in AIG. AmREIT currently owns an approximate 2.0% limited partner interest in AIG.
AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200 thousand as a limited partner and $1 thousand as a general partner in MIG. AmREIT currently owns an approximate 1.3% limited partner interest in MIG.
AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400 thousand as a limited partner and $1 thousand as a general partner in MIG II. AmREIT currently owns an approximate 1.6% limited partner interest in MIG II.
AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation, our wholly owned subsidiary, invested $800 thousand as a limited partner and $1 thousand as a general partner in MIG III. MIG III began raising money in June 2005, and, as of September 30, 2006, had raised approximately $49.1 million. Our $800 thousand investment represents a 1.6% limited partner interest in MIG III.

The following table sets forth certain financial information for the AIG, MIG, MIG II and MIG III merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios*		LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference*
AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III**	$49 million	1.6%	1.0%	2012	99%	1%	10%
	(open offering)				0%	100%	40% Catch Up
					60%	40%	Thereafter

*	Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return per annum on their weighted average capital outstanding. Once that has been achieved for each year of investment, then the LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

**	MIG III is a “best efforts” $50 million offering which was closed October 31, 2006.
Other Affiliate
Other than the merchant development funds, we have an investment in one entity that is accounted for under the equity method since we exercise significant influence over, but do not control such investee. We invested $1.1 million in West Road Plaza, LP, and we have a 25% limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, Texas at the intersection of I-45 and West Road. Additionally, as of September 30, 2006 and December 31, 2005, we have notes receivable due from West Road Plaza of $11.1 million and $6.1 million, respectively. These receivables represent short-term bridge loans that we made to West Road Plaza in order to efficiently manage our excess cash as part of our treasury management function. These loans are unsecured, bear interest at the prime rate (8.25% at September 30, 2006) and are due upon demand.

4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms, which range from 4 months to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $2.6 million and $1.9 million during the nine months ended September 30, 2006 and September 30, 2005, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $458,000 and $207,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively.
In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2006		December 31, 2005
	In-Place	Above-market	In-Place	Above-market
	leases	leases	leases	leases
Cost	$19,559	$2,150	$18,444	$2,212
Accumulated amortization	(4,185)	(702)	(2,539)	(356)

Intangible lease cost, net	$15,374	$1,448	$15,905	$1,856

Acquired lease intangible liabilities (below-market leases) of $4.1 million and $2.9 million as of September 30, 2006 and December 31, 2005, respectively, are net of previously accreted minimum rent of $949,000 and $558,000 at September 30, 2006 and December 31, 2005, respectively. Below-market leases are amortized over the leases’ remaining terms, which range from 4 months to 16 years. The amortization of below-market leases, which was recorded as an increase to rental income was $508,000 and $375,000 during the nine months ended September 30, 2006 and September 30, 2005, respectively.
5. NOTES PAYABLE
The Company’s outstanding debt at September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Fixed rate mortage loans	$132,883	$113,927
Fixed rate unsecured loans*	—	760

Total fixed rate loans	132,883	114,687
Variable-rate unsecured line of credit	4,031	—

Total Notes Payable	$136,914	$114,687

*	The fixed-rate unsecured loans were repaid during the quarter ended March 31, 2006.
We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. The Credit

Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On September 30, 2006, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to 2.35%. As of September 30, 2006, the interest rate was 6.93%. As of September 30, 2006, there was a balance outstanding of $4.0 million under the Credit Facility. We have approximately $34.0 million available under the Credit Facility, subject to the covenants above. We have $2.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Credit Facility.
As of September 30, 2006, the weighted average interest rate on our fixed-rate debt was 6.02%, and the weighted average remaining life of such debt was 7.4 years. We added fixed-rate debt of $20.0 million during the nine months ended September 30, 2006. In conjunction with the acquisition of Uptown Park during 2005, we added $49.0 million in new fixed-rate debt. All other acquisitions in 2005 were funded by cash.
As of September 30, 2006, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Scheduled Principal	Term-Loan
Scheduled Payments by Year	Payments	Maturities	Total Payments

2006	$300	—	300
2007 (includes Credit Facility)	1,257	4,031	5,288
2008	1,349	13,410	14,759
2009	1,449	—	1,449
2010	1,560	—	1,560
Beyond five years	27,373	85,252	112,625
Unamortized debt premiums	—	933	933

Total	$33,288	$103,626	$136,914

6. CONCENTRATIONS
As of September 30, 2006, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 20% and 16%, respectively, of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 64% of our rental income for the nine months ended September 30, 2006. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company’s top tenants for the three and nine month period ended September 30 ($ in thousands):

	Quarter		Year to Date
Tenant	2006	2005	2006	2005
Kroger	$773	$873	$2,165	$2,136
IHOP Corporation	562	563	1,687	1,687
CVS/Pharmacy	244	249	709	726
Linens ‘N Things	135	172	487	487
Landry’s	223	96	484	330
Champps Entertainment, Inc.	143	138	429	184
Hard Rock Café International	112	2	411	2
Cosniac Restaurant Group	145	1	376	1
Golden Corral Corporation	92	92	350	341
McCormick & Schmicks	117	113	349	149

	$2,546	$2,299	$7,447	$6,043

7. STOCKHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of September 30, 2006, there were 6,245,635 of our class A common shares outstanding, net of 301,540 shares held in treasury. During June 2005, we completed an offering of our class A common shares. We issued 2.76 million shares, including the underwriters’ 360,000 share overallotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.
Class B Common Shares — The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. We have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of September 30, 2006, there were 2,080,752 of our class B common shares outstanding. On October 11, 2006, we filed a tender offer with the SEC wherein we are tendering $9.25 in cash for each of the class B common shares. All participating shares will be acquired at the expiration date of the offering on December 10, 2006. Participation in the offer is voluntary, and any shares not tendered by the class B shareholders will remain outstanding. Financing for the tender is available through our credit facility or may be available through other alternatives that are currently under consideration.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. The class C common shares are convertible beginning in August 2010. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 10% conversion premium or to redeem the shares at a cash redemption price of $11.00 per share. As of September 30, 2006, there were 4,148,869 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011. We have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of September 30, 2006, there were 11,111,278 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.
Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.
8. RELATED PARTY TRANSACTIONS
See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.
We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $2.6 million and $3.4 million was paid by our merchant development funds to us for the nine months ended September 30, 2006 and September 30, 2005, respectively. Additionally, construction revenues of $6.7 million and $1.1 million were earned from the merchant development funds during 2006 and 2005, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $556,000 and $367,000 were paid by the funds to us for the nine months ended September 30, 2006 and September 30, 2005, respectively.
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
Additionally, during the quarter ended March 31, 2006, we sold two properties which were recorded as real estate held for sale at December 31, 2005. These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values. Additionally, we sold one of our properties that was held for investment for proceeds of $2.1 million, which generated a $286,000 gain during the quarter ended June 30, 2006.
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
Additionally, for the nine months ended September 30, 2005, we sold two single tenant non-core properties. The sale of the properties resulted in a net gain of $595,000. The cash proceeds from the sale of these properties were approximately $2.2 million. As a result of the sale, the operations of the properties, including the gain on sale, have been classified as discontinued operations for all periods presented.
10. COMMITMENTS

In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the nine months ended September 30, 2006 and 2005 was $214,000 and $172,000, respectively.
11. SEGMENT REPORTING
The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 49 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the nine months ended September 30, 2006 occurred within the portfolio segment.
Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operations consist of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests to retail investors, in which we indirectly invest as both the general partner and as a limited partner (see Note 3). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

For the nine months		Real Estate	Asset Advisory Business
ended September 30,		Development &	Securities	Merchant Development
2006	Portfolio	Operations	Operations	Funds	Eliminations	Total
Rental income	$22,251	$16	$—	$—	$—	$22,267
Securities commission income	—	—	4,172	—	—	4,172
Real estate fee income	—	3,352	—	—	—	3,352
Construction revenues	—	8,331	—	—	—	8,331
Other income	—	—	—	556	—	556

Total revenues	22,251	11,699	4,172	556	—	38,678

General and administrative	822	3,649	1,634	133	—	6,238
Property expense	5,089	94	20	—	—	5,203
Construction costs	—	7,508	—	—	—	7,508
Legal and professional	713	147	57	—	—	917
Real estate commissions	—	540	—	—	—	540
Securities commissions	—	—	3,694	—	—	3,694
Depreciation and amortization	6,620	1	—	—	—	6,621

Total expenses	13,244	11,939	5,405	133	—	30,721

Interest expense	(5,542)	(355)	(36)	—	—	(5,933)

Other income/ (expense)	1,057	110	125	340	—	1,632

Income (loss) from discontinued operations	290	(44)	—	—	—	246

Net income (loss)	$4,812	$(529)	$(1,144)	$763	$—	$3,902

			Asset Advisory Business
		Real Estate		Merchant
For the nine months ended		Development &	Securities	Development
September 30, 2005	Portfolio	Operations	Operations	Funds	Eliminations	Total
Rental income	$15,047	$—	$—	$—	$—	$15,047
Securities commission income	—	—	9,705	—	(9,186)	519
Real estate fee income	—	3,721	—	—	—	3,721
Construction revenues	—	1,739	—	—	—	1,739
Other income	—	—	—	367	—	367

Total revenues	15,047	5,460	9,705	367	(9,186)	21,393

General and administrative	994	2,454	2,185	168	(2,123)	3,678
Property expense	2,720	51	—	—	—	2,771
Construction costs	—	1,499	—	—	—	1,499
Legal and professional	909	225	85	1	—	1,220
Real estate commissions	—	198	—	—	—	198
Securities commissions	—	—	7,512	—	(7,063)	449
Depreciation and amortization	3,985	—	—	—	—	3,985

Total expenses	8,608	4,427	9,782	169	(9,186)	13,800

Interest expense	(4,531)	(95)	(67)	(29)	—	(4,722)
Other income/ (expense)	164	(21)	(43)	36	—	136

Income from discontinued operations	1,595	526	—	—	—	2,121

Net income (loss)	$3,667	$1,443	$(187)	$205	$—	$5,128

			Asset Advisory Business
For the three months		Real Estate		Merchant
ended		Development &	Securities	Development
September 30, 2006	Portfolio	Operations	Operations	Funds	Eliminations	Total
Rental income	$7,776	$16	$—	$—	$—	$7,792
Securities commission income	—	—	1,554	—	—	1,554
Real estate fee income	—	924	—	—	—	924
Construction revenues	—	3,595	—	—	—	3,595
Other income	—	—	—	212	—	212

Total revenues	7,776	4,535	1,554	212	—	14,077

General and administrative	233	1,295	531	51	—	2,110
Property expense	1,960	52	—	—	—	2,012
Construction costs	—	3,224	—	—	—	3,224
Legal and professional	236	70	32	—	—	338
Real estate commissions	—	—	—	—	—	—
Securities commissions	—	—	1,355	—	—	1,355
Depreciation and amortization	2,047	1	—	—	—	2,048

Total expenses	4,476	4,642	1,918	51	—	11,087

Interest expense	(1,984)	(105)	(11)	—	—	(2,100)
Other income	548	(22)	(11)	153	—	668

Income (loss) from discontinued operations	7	(8)	—	—	—	(1)

Net income (loss)	$1,871	$(242)	$(386)	$314	$—	$1,557

			Asset Advisory Business
For the three months		Real Estate		Merchant
ended		Development &	Securities	Development
September 30, 2005	Portfolio	Operations	Operations	Funds	Eliminations	Total
Rental income	$5,639	$—	$—	$—	$—	$5,639
Securities commission income	—	—	3,908	—	(3,660)	248
Real estate fee income	—	1,712	—	—	—	1,712
Construction revenues	—	1,274	—	—	—	1,274
Other income	—	—	—	130	—	130

Total revenues	5,639	2,986	3,908	130	(3,660)	9,003

General and administrative	274	901	763	84	(852)	1,170
Property expense	1,125	16	—	—	—	1,141
Construction costs	—	1,197	—	—	—	1,197
Legal and professional	289	28	7	—	—	324
Real estate commissions	—	32	—	—	—	32
Securities commissions	—	—	3,022	—	(2,808)	214
Depreciation and amortization	1,606	—	—	—	—	1,606

Total expenses	3,294	2,174	3,792	84	(3,660)	5,684

Interest expense	(1,554)	(96)	(67)	(29)	—	(1,746)
Other income/ (expense)	257	(163)	(27)	15	—	82

Income from discontinued operations	298	81	—	—	—	379

Net income (loss)	$1,346	$634	$22	$32	$—	$2,034

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
EXECUTIVE OVERVIEW
AmREIT (the “Company”) (AMEX: AMY) is an established real estate company that at its core is a value creator which has delivered results to our investors for 21 years and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our mission is to build a real estate business with complementary operations that reduce our overall sensitivity to changing market cycles. We have developed three distinct businesses that provide earnings potential from multiple sources. First, as a real estate development and operating company, we seek to provide value through offering an array of services to our tenants and properties, to our asset advisory group’s portfolios and to third parties. Second, our asset advisory group broadens our avenues to capital and raises private equity for a series of merchant development partnership funds. And third, we own an institutional-grade portfolio of “Irreplaceable Corners™” – premier retail properties in high-traffic, highly populated areas – which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. These operations give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.
As of September 30, 2006, we have over 1.1 million square feet of shopping centers in various stages of development or in the pipeline for our advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $330 million, including 49 properties located in 15 states. Within our asset advisory business we manage an additional $173 million in assets, representing 17 properties in 2 states, and equity within our asset advisory group has grown from $15 million to $99 million.

Real Estate Development and Operating Business
Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business, consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our asset advisory group, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is a transaction-oriented subsidiary that is very active in the real estate market and generates fees on an annual basis. This business can provide significant long-term and annual growth; however, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.
Asset Advisory Business
The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our asset advisory business, or AmREIT Securities Company (ASC), a National Association of Securities Dealers (NASD) registered broker-dealer which is a wholly-owned subsidiary of ARIC. For the past 21 years, we have been raising private capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in any profits from those activities. Historically, our advisory group has raised capital in two ways: first, directly for AmREIT through non-traded classes of common shares, and second, for our actively managed merchant development partnership funds.
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
During 2005 and continuing through the first nine months of 2006, we acquired approximately 289,000 square feet of multi-tenant shopping centers, representing over $134 million in assets at an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly-owned properties.
As of September 30, 2006, we owned a real estate portfolio consisting of 49 properties located in 15 states. The areas where a majority of our properties are located are densely populated, urban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as “Irreplaceable Corners”. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.
We have continued to experience cap rate pressure during 2006 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively in the current seller’s market, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that we will ultimately purchase any or all of these projects. We budgeted for and have seen to date in 2006 an increase in interest rates. As of September 30, 2006, 97% of our outstanding debt had a long-term weighted average fixed interest rate of 6.02% with an average term of 7.4 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.
Summary of Critical Accounting Policies
The results of operations and financial condition of the Company, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of the Company’s tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, and the allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.
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
Recently Issued Accounting Pronouncements
In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights – the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance was effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance was effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 during the quarter ended March 31, 2006, and it had no impact on our financial position or results of operations because the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.
In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R became effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of September 30, 2006. Our strategy to date has been to compensate our employees through issuance of our restricted class A common shares. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R did not change this accounting treatment for our restricted share awards. Accordingly, our adoption of SFAS 123R did not materially impact our consolidated financial position, results of operations or cash flows.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We will adopt this interpretation during the first quarter of 2007, and we do not expect the adoption of this interpretation to have a material effect on our consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 is effective for the Company for its annual financial statement for the year ended December 31, 2006. We are currently evaluating the potential impacts of adopting SAB 108 but do not believe that it will materially affect our financial position.”
Liquidity and Capital Resources
At September 30, 2006 and December 31, 2005, the Company’s cash and cash equivalents totaled $2.6 million and $5.9 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, are as follows (in thousands):

	2006	2005

Operating activities	$11,089	$7,072
Investing activities	(24,115)	(104,848)
Financing activities	9,688	101,142
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
Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable CornersTM and other core assets. We anticipate increasing our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. During 2005 and continuing through the third quarter of 2006, we executed this strategy through the acquisition of over $134 million of multi-tenant centers, comprising four premier properties with approximately 289,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005 and our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. During the first quarter of 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney Avenue and Pearl Street near downtown Dallas.
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
Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased by $4.0 million for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. This increase is attributable to two factors – an increase during 2006 of approximately $2.6 million in our income before the effect of gains on property sales and depreciation and amortization as compared to 2005 as well as an increase in working capital cash flow of approximately $2.3 million. The acquisitions of Uptown Park in June 2005, The South Bank in September 2005 and Uptown Plaza in Dallas in March 2006 drove the increase in income, and improved collection of receivables during 2006 drove the increase in working capital cash flows.
Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing outflow of approximately $104.8 million in 2005 to a net investing outflow of $24.1 million in 2006. This $80.7 million decrease is primarily attributable to a $72.2 million decrease in property acquisitions during 2006, coupled with a $6.6 million net increase in loan payments from affiliates during 2006. In June 2005, we acquired Uptown Park, a 169,000 square foot lifestyle center located in Houston, Texas in the Galleria shopping district. In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas. As part of our treasury management function, we have the ability to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.
Cash flows provided by financing activities decreased from $101.1 million during the 2005 period to $9.7 million during the 2006 period. This $91.4 million decrease was primarily attributable to a $97.7 million reduction in equity proceeds (net of issuance costs) during 2006 as compared to 2005. The capital raised in 2005 was generated through our class D common share offering which we closed during the third quarter of 2005. The reduction in equity proceeds was partially offset by a $5.1 million increase in debt proceeds and a $7.1 million decrease in debt payments during the 2006 period. Additionally, dividends paid to shareholders increased by approximately $1.5 million during the period due to the increase in the number of class D common shareholders during 2005, and we bought back into treasury an additional $2.2 million of our class A common shares during 2006 versus 2005.
The Company has an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that the Company may borrow up to $40.0 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require the Company to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. At September 30, 2006, the Company was in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon the Company’s debt to asset ratio, from LIBOR plus a spread ranging from 1.35% to 2.35%. As of September 30, 2006, the interest rate was 6.93%. As of September 30, 2006, there was a balance of $4.0 million outstanding under the Credit Facility. The Company has approximately $34.0 million available under its line of credit, subject to the covenant provisions discussed above. We have $2.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Credit Facility. In addition to the credit facility, AmREIT utilizes various permanent mortgage financing and other debt instruments.
During the three months ended September 30, 2006, we paid dividends to our shareholders of $3.7 million, compared with $3.5 million in the three months ended September 30, 2005. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

		Class A	Class B	Class C	Class D
2006
	Third quarter	$782	$385	$724	$1,799
	Second quarter	$788	$390	$726	$1,798
	First quarter	$789	$390	$722	$1,794
2005
	Fourth quarter	$802	$398	$716	$1,783
	Third quarter	$797	$400	$713	$1,556
	Second quarter	$550	$404	$713	$931
	First quarter	$430	$410	$698	$524
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
Results of Operations
Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005
Revenues
Total revenues increased by $5.1 million or 56% in the third quarter of 2006 as compared to 2005 ($14.1 million in 2006 versus $9.0 million in 2005). Rental revenues increased by $2.2 million, or 42%, in 2006 as compared to 2005. This increase is mainly due to rental income associated with two properties that we acquired during 2005 (The Southbank in September and the MacArthur Park pad sites in December) as well as the rental income associated with our acquisition of Uptown Dallas in March 2006.
During the first quarter of 2005, AmREIT Construction Company (ACC), a wholly-owned subsidiary of ARIC, was formed to provide construction services to third parties as well as to our merchant development funds. ACC began executing on contracts during the quarter ended June 30, 2005. ACC generated revenues of $3.6 million during the third quarter of 2006, compared to $1.3 million in 2005. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission income increased by $1.3 million or 527% in 2006 as compared to 2005. The commission revenue was driven by the capital-raising activities of our asset advisory group related to one of our merchant development funds, AmREIT Monthly Income and Growth Fund III, L.P. (MIG III). We closed the MIG III offering to investors effective October 31, 2006. During the third quarter of 2006, we raised $14.2 million for MIG III versus $2.3 million in the third quarter of 2005. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of between 8% and 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealer of between 8% and 9%.
Real Estate Fee Income decreased by $788,000, or 46%, primarily as a result of decreased development fees during 2006.
Expenses
Total operating expenses increased by $5.4 million, or 95%, from $5.7 million in 2005 to $11.1 million in 2006. This increase was attributable to increases in construction costs, property expense, securities commissions and general and administrative expenses.
As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $3.2 million in construction costs during the third quarter of 2006, compared to $1.2 million in 2005.
General and administrative expense increased by $940,000, or 80%, during 2006 to $2.1 million compared to $1.2 million in 2005. This increase is primarily due to increases in personnel. We increased our total number of employees during 2005 and have continued to do so thus far in 2006 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.
Property expense increased $871,000 or 76% in 2006 as compared to 2005 ($2.0 million in 2006 versus $1.1 million in 2005) primarily as a result of South Bank in September 2005 and two other properties that were purchased after the third quarter 2005.
Securities commission expense increased $1.1 million or 533% as compared to 2005. This increase is attributable to increased capital-raising activity through ASC during 2006 related to MIG III as discussed in “Revenues” above.
Other
Interest expense increased by $354,000, or 20%, from $1.7 million in 2005 to $2.1 million in 2006. The increase in interest expense is primarily due to our placement of $20.0 million in debt during the second quarter of 2006 on The SouthBank.
Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005
Revenues
Total revenues increased by $17.3 million or 81% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 ($38.7 million in 2006 versus $21.4 million in 2005). Rental revenues increased by $7.2 million, or 48%, in 2006 as compared to 2005. This increase is attributable to the acquisition of Uptown Park in June 2005, South Bank in September 2005, MacArthur Park pad sites in December 2005 and Uptown Dallas in March 2006.
During the first quarter of 2005, ACC was formed to provide construction services to third parties as well as to our merchant development funds. ACC began executing on contracts during the quarter ended June 30, 2005. ACC generated revenues of $8.3 million during the nine months ended September 30, 2006, compared to $1.7 million in 2005. Such revenues have been recognized under the percentage-of-completion method of accounting.
Securities commission revenue increased by $3.7 million or 704% in 2006 as compared to 2005 ($4.2 million in 2006 versus $519 thousand in 2005). This increase in commission income was driven by an increase in the amount of capital raised through our broker-dealer company, ASC, in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. The commission revenue was driven by the capital-raising activities of our asset advisory group related to one of our merchant development funds, AmREIT Monthly Income and Growth Fund III, L.P. (MIG III). We closed the MIG III offering to investors effective October 31, 2006. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of between 8% and 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.
Real Estate Fee Income decreased $369 thousand, or 10%, from $3.7 million in 2005 to $3.4 million in 2006. This decrease was primarily the result of decreased development fees earned during 2006.
Expenses
Total operating expenses increased by $16.9 million, or 123%, from $13.8 million in 2005 to $30.7 million in 2006. This increase was attributable to increases in construction costs, securities commissions, property expenses, depreciation and amortization and general and administrative expenses.
As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $7.5 million in construction costs during the nine months ended September 30, 2006, compared to $1.5 million in 2005.
Property expense increased $2.4 million or 88% in 2006 as compared to 2005 ($5.2 million in 2006 versus $2.8 million in 2005) primarily as a result of the acquisitions of the properties discussed in ‘Revenues’ above.
Securities commission expense increased $3.2 million or 723% in 2006 as compared to 2005 ($3.7 million in 2006 versus $449 thousand in 2005). This increase is attributable to increased capital-raising activity through ASC during 2006 related to MIG III as discussed in “Revenues” above.
Depreciation and amortization increased by $2.6 million, or 66%, to $6.6 million in 2006 compared to $4.0 million in 2005. The increased depreciation and amortization is primarily a result of the acquisitions of the properties discussed in ‘Revenues’ above.
General and administrative expense increased by $2.6 million, or 70%, during 2006 to $6.2 million compared to $3.7 million in 2005. This increase is primarily due to increases in personnel. We increased our total number of employees during 2005 and have continued to do so thus far in 2006 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.
Other
Interest and other income increased by $356 thousand from $514 thousand in 2005 to $870 thousand in 2006 primarily as a result of interest earned on short-term bridge loans made to affiliates related to their acquisition or development of properties.
Interest expense increased by $1.2 million, or 26%, from $4.7 million in 2005 to $5.9 million in 2006. The increase in interest expense is primarily due to our placement of $49.0 million in debt in connection with our June 2005 Uptown Park acquisition.
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
Below is the calculation of FFO and the reconciliation to net income, which the Company believes is the most comparable GAAP financial measure to FFO, in thousands:

	Quarter		Year to date
	2006	2005	2006	2005
Income — before discontinued operations	$1,558	$1,655	$3,656	$3,007
Income (loss) — from discontinued operations	(1)	379	246	2,121
Plus depreciation of real estate assets — from operations	2,036	1,468	6,625	3,560
Plus depreciation of real estate assets — from discontinued operations	—	—	16	116
Adjustments for nonconsolidated affiliates	42	21	111	65
Less gain on sale of real estate assets acquired for investment	—	—	(286)	(595)
Less class B, C & D distributions	(2,909)	(2,669)	(8,729)	(6,348)

Total Funds From Operations available to class A shareholders	$726	$854	$1,639	$1,926

Weighted average class A common shares outstanding	6,285	6,431	6,321	4,790

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
At September 30, 2006, the carrying value of our total debt obligations was $136.9, 132.0 million of which represented fixed rate obligations with an estimated fair value of $134.5 million. The remaining $4.0 million of our debt obligations have a variable interest rate. Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of September 30, 2006. In the event interest rates were to increase 100 basis points, annual net income, funds from operations and future cash flows would decrease by $40,000 based upon the variable-rate debt outstanding at September 30, 2006.
The discussion above considers only those exposures that exist as of September 30, 2006. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2005, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended September 30, 2006, we had no material changes in these risk factors.
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
31.1 Rule 13a-4 Certification of Chief Executive Officer
31.2 Rule 13a-14 Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 10th of November 2006 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor

H. Kerr Taylor, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	November 10, 2006
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	November 10, 2006
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	November 10, 2006
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart PHILIP W. TAGGART, Trust Manager	November 10, 2006

/s/ Brett P. Treadwell BRETT P. TREADWELL, Vice President — Finance	November 10, 2006
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description of Exhibit
31.1	Rule 13a-4 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer