Form 10-K
period 2006-12-31
AMREIT
filed 2007-04-02
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-28378

AmREIT
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0410050 (I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, Texas (Address of principal executive offices)	77046 (Zip Code)

Registrant's telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Class Class A Common Shares	Name of Exchange on Which Registered American Stock Exchange

Section 12 (b) of the Act:
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2006: $34.3 million

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,401,467 Class A Common Shares, 1,050,442 Class B Common Shares, 4,154,129 Class C Common Shares, and 11,023,040 Class D Common Shares as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III portions of its Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART I

Item 1. Business

General

We are an established real estate company that, at our core, are value creators who have delivered results to our investors for 22 years. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our mission is to build a real estate business with complementary operations that reduce our sensitivity to changing market cycles.

We view the Company as having two distinct companies in one: our institutional-grade portfolio of Irreplaceable Corners - premier retail properties in high-traffic, highly populated areas - which are held for long-term value and provide a foundation to our funds from operations (FFO) growth through a steady stream of rental income; and our advisory/sponsorship business that broadens our access to capital and raises equity for a series of merchant development funds, resulting in recurring income from assets under management. We are able to add more of a growth component to the recurring-income nature of each company as well as provide earnings potential from multiple sources with our real estate development and operating business, which seeks to provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business portfolios and to third parties.

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million. As of December 31, 2006, we owned a real estate portfolio consisting of 49 properties located in 15 states that had a book value of $328 million; directly managed, through our five actively managed merchant development funds, a total of $121 million in contributed capital; and had over 600,000 square feet of retail centers in various stages of development or in the pipeline for both our advisory/sponsorship business and for third parties.

Our direct predecessor, American Asset Advisers Trust, Inc. (“AAA”), was formed as a Maryland corporation in 1993. Prior to 1998, AAA was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, AAA merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.

Our Class A Common Shares are traded on the American Stock Exchange under the symbol “AMY”. Our offices are located at 8 Greenway Plaza, Suite 1000 Houston, Texas 77046. Our telephone number is 713.850.1400 and we maintain an internet site at www.amreit.com.

Our Strategy

In 2002, after 18 years as a private company, we listed our Class A Common Shares on the American Stock Exchange and set a ten-year goal to build a business model that would enable AmREIT to outperform its peers. We set out to build a real estate company with the potential to create value year over year regardless of the market cycle. The result was two distinct ‘companies’ within one: a portfolio of premium shopping centers that we refer to as Irreplaceable Corners and our advisory/sponsorship business, which manages our merchant development funds. Those two businesses provide a measure of stability due to the recurring income generated by the portfolio and the fees generated from assets under management in the advisory/sponsorship business. Our real estate development and operating business, which is fee-driven and transaction-oriented, supports and enhances the growth of each ‘company,’ giving us the flexibility to achieve our financial objectives over the long-term as we navigate the changing real estate market cycles.

In market cycles characterized by strong buyer demand, we place an emphasis on growing our advisory/sponsorship business through actively managing a blend of value-added acquisition redevelopment and development projects that generate both transactional fees and recurring management fees. We also provide these real estate services to third parties for a fee. We believe that the income generated by our advisory/sponsorship and our real estate development and operating businesses will allow us to continue to grow earnings at a faster pace than the broader REIT market. With this strategy comes increased volatility as these businesses have a heavy transactional component. From quarter to quarter, our earnings will fluctuate, but on an annual basis, and over the long term, we believe we are poised to produce consistent growth in earnings.

In market cycles where we are able to capture a greater spread between cap rates and fixed-rate debt terms, we place an emphasis on growing our portfolio of Irreplaceable Corners which provide a steady and dependable income stream, by utilizing the acquisition, development and re-development expertise of our real estate development and operating business.

The active management approach we use within our advisory/sponsorship group combines our expertise in acquisitions and merchant development and allows us to participate in both declining and rising market cycles. This business was designed to generate an additional source of recurring income for our shareholders based on equity under management as well as a stream of profits and back-end interests as the funds liquidate and preferred returns are met for investors. We believe that this is the hidden value behind our long-term growth.

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

Our Structure

Our structure consists of two distinct companies, representing three synergistic businesses that should allow us to create value year over year in any market cycle: A real estate development and operating business, an asset advisory business and an institutional grade portfolio of Irreplaceable Corners.

Portfolio of Irreplaceable Corners
During 2005 and continuing through 2006, we acquired approximately 289,000 square feet of shopping centers, representing over $134 million in assets and an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at our properties. Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Because of their location and exposure as central gathering places, these centers attract well established tenants and we believe they can withstand the test of time, providing our shareholders a dependable rental income stream.

As of December 31, 2006, we owned a real estate portfolio consisting of 49 properties located in 15 states. Leased to national, regional and local tenants, our shopping center properties are primarily located throughout Texas. Our single-tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator. Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition. We believe the locations of our properties, and the high barriers to entry at those locations allow us to maximize leasing income through comparatively higher rental rates and high occupancy rates. As of December 31, 2006, the occupancy rate at our operating properties was 96.5% based on leasable square footage compared to 96.4% as of December 31, 2005.

We invest in properties where we believe effective leasing and operating strategies, combined with cost-effective expansion and renovation programs, can improve the existing properties’ value while providing superior current economic returns. These fungible types of improvements allow us to place grocery-anchored shopping centers, strip centers and lifestyle centers onto our properties. We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets. The areas where a majority of our properties are located are densely populated, suburban and infill communities in and around Houston, Dallas and San Antonio, but we have recently begun initiatives to explore new acquisition and development opportunities in select markets throughout the Sunbelt regions that over time could potentially expand our geographic reach. Our expansion into these markets would be contingent upon finding the right individuals who would ensure we have a strong knowledge of the local markets and maintain our hands-on management philosophy. Within the Sunbelt, we intend to focus on markets we consider ‘gateways to the world economy,’ which share demographic characteristics similar to that of Houston. These markets would feature large ports and/or international airports that make these cities conduits of world economic expansion.

Our shopping centers are primarily grocery-anchored, strip center, and lifestyle properties whose tenants consist of national, regional and local retailers. Our typical grocery anchored shopping center is anchored by an established major grocery store operator in the region such as Kroger. Our retail shopping centers are leased to national and regional tenants such as GAP, Starbucks, Bank of America, and Verizon Wireless as well as a mix of local and value retailers. Lifestyle centers, such as Uptown Park - Houston, are typically anchored by a combination of national and regional restaurant tenants that provide customer traffic and tenant draw for specialty tenants that support the local consumer. The balance of our retail properties are leased to national drug stores, national restaurant chains, national value oriented retail stores and other regional and local retailers. The majority of our leases are either leased or guaranteed by the parent company, not just the operator of the individual location. All of our shopping centers are located in areas of substantial retail shopping traffic. Our properties generally attract tenants who provide basic staples and convenience items to local customers. We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant represented more than 5% of total revenues for the year ended December 31, 2006.

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

As of December 31, 2006, two properties individually accounted for more than 10% of the Company’s year-end consolidated total assets -Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 20% and 15% respectively of total assets. For the year ended December 31, 2006, the top three tenants by rental income concentration were Kroger at 9.2%, IHOP at 7.4% and CVS/pharmacy at 3.5%. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These properties represented 59% of our rental income for the year ended December 31, 2006. Houston is Texas’ largest city and the fourth largest city in the United States. See “Location of Properties” in Item 2 for further discussion regarding Houston’s economy.

Advisory/Sponsorship Business
Our advisory/sponsorship business broadens the Company’s avenues to raise capital and consists of our in-house securities group which raises equity for a series of merchant development partnership funds.

Securities Operations - The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our securities operation, or AmREIT Securities Company (ASC), a National Association of Securities Dealers (NASD) registered broker-dealer which is a wholly-owned subsidiary of AmREIT Realty Investment Corporation (ARIC). For the past 22 years, we have been raising capital for our funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities. Historically, our securities group has raised capital in two ways: first, directly for AmREIT through non-traded classes of common shares, and second, for our actively-managed merchant development funds.

During 2006, our securities operation raised approximately $60 million for AmREIT Monthly Income and Growth Fund III, Ltd. (MIG III), an affiliated merchant development fund sponsored by one of our subsidiaries. During 2005, the advisory group raised approximately $11.2 million for MIG III and approximately $89 million through our Class D Common Share offering. The Class D offering was a $150 million publicly-registered offering through which we raised a total of $110 million before terminating the offering in September 2005.

During the years ended December 31, 2006, 2005 and 2004, our securities operation generated commission revenues related to the sponsorship of our merchant development funds of $6.6 million, $1.2 million and $2.7 million, respectively. The advisory group incurred commission expenses of $5.8 million, $1.0 million and $2.4 million which were paid to non-affiliated broker-dealers in conjunction with such capital-raising activities.

Merchant Development Funds - The advisory/sponsorship business invests in and actively manages six merchant development funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our advisory/sponsorship business sells interests in these funds to retail investors. We, as the general partner, manage the funds, and, in return, receive management fees as well as potentially significant profit participation interests as the funds enter liquidation. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the funds are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners. During the years ended December 31, 2006, 2005 and 2004, we earned asset management fees of $823,000, $495,000 and $361,000, respectively, which are recurring fees earned over the life of the partnership.

As of December 31, 2006, the advisory group directly managed, through its six actively managed merchant development funds, a total of $121 million in contributed capital. One of the six partnerships, AmREIT Opportunity Fund, Ltd. (AOF), entered into the liquidation phase in 2003, and the remaining five partnerships are scheduled to enter their liquidation phases in 2008, 2010, 2011, 2012, and 2013. As these partnerships enter into liquidation, we, acting as the general partner, expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the limited partners. During the years ended December 31, 2006, 2005 and 2004, AmREIT recognized approximately $414,000, $0 and $869,000 related to its general partner interest in AOF. See Footnote 5 in the accompanying consolidated financial statements for more information. In accordance with GAAP, any unrealized gains associated with potential profit participation in our merchant development partnerships have not been reflected on our balance sheet or statement of operations. The income generated from our advisory/sponsorship business, both the current return as well as the future benefits through back-end interests and participations, will be a key factor in our ability to grow FFO at a faster pace than our peers over our ten year journey. We also assign a portion of this back-end interest to top management as contingent, long-term compensation. See “Deferred Compensation” in Note 2 to the Consolidated Financial Statements.

Real Estate Development and Operating Business
Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (ARIC), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisitions, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our advisory/sponsorship business, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is transaction-oriented, is very active in the real estate market and has the potential to generate significant earnings on an annual basis. This business can provide significant long-term growth; however due to its transactional nature, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.

Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory/sponsorship business. We have a growing roster of leases with well-known national and regional tenants, and of equal importance is that we have affiliations with these tenants that extend across multiple sites. Not only does our real estate development and operating business create value through relationships, but it also provides an additional source of fee income and profits. Through the development, construction, management, leasing and brokerage services provided to our advisory/sponsorship business, as well as to third parties, our real estate team continues to generate fees and profits. During the years ended December 31, 2006, 2005 and 2004, ARIC generated net real estate and asset management fees of $9.1 million, $5.6 million, and $2.2 million, which represented 15%, 16%, and 15% of the Company’s total revenues, respectively.

Through our real estate development activity, we are able to generate additional profits through the selective development or acquisition and disposition of properties within a short time period (12 to 18 months). The majority of these assets are listed as real estate assets held for sale on our consolidated balance sheet. At December 31, 2006 and 2005, assets held for sale totaled approximately $2.7 million and $3.6 million, respectively. For the years ended December 31, 2006, 2005 and 2004, ARIC has generated gains on sales of properties acquired for sale of $382,000, $3.2 million, and $1.8 million, respectively.

Our strategy and our structure, as discussed herein, are reviewed by our Board of Trust Managers on a regular basis and may be modified or changed without a vote of our shareholders.

Competition

All of our properties are located in areas that include competing properties. The number of competitive properties in a particular area could have a material adverse affect on both our ability to lease space at any of our properties or at any newly developed or acquired properties and on the rents charged. We may be competing with owners, including, but not limited to, other REITs, insurance companies and pension funds that have greater resources than us.

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

All of our properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our Board of Trust Managers may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established an escrow account with predetermined funds greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Employees
As of December 31, 2006, AmREIT had 64 full time employees, 1 full time contract personnel and 3 full time dedicated brokers.

Financial Information
Additional financial information related to AmREIT is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

Item 1A. Risk Factors

Risks Associated with an Investment in AmREIT

There may be significant fluctuations in our quarterly results.
Our quarterly operating results will fluctuate based on a number of factors, including, among others:
•	Interest rate changes;
•	The volume and timing of our property acquisitions;
•	The amount and timing of income generated by our advisory/sponsorship business as well as our real estate development and operating business;
•	The recognitions of gains or losses on property sales;
•	The level of competition in our market; and
•	General economic conditions, especially those affecting the retail industries
As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters. The market price of our class A common shares could fluctuate with fluctuations in our quarterly results.

Our class A common shares have limited average daily trading volume.
Our class A common shares are currently traded on the American Stock Exchange. Our class A common shares have been listed since July 2002, and as of December 31, 2006, the average daily trading volume was approximately 16,475 shares based on a 90-day average. As a result, the class A common shares currently have limited liquidity.

The conversion and conversion premium associated with the class C and class D common shares may dilute the interest of the Class A common shares.
At December 31, 2006, there were 4,145,531 class C common shares outstanding and 11,039,803 class D common shares outstanding.

The class C common shares were issued at $10.00 per share and have the ability to convert into class A common shares based on 110% of original investment (i.e. $1,000 of original investment converts into $1,100 of class A common shares) after a seven-year lock out period from the date of issuance. The shares were issued between September 2003 and May 2004. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.

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

The economic impact of the conversion of these non-traded shares can be affected by many factors, including the following:
•	The price of our publicly traded class A common shares;
•	The multiple and valuation at which our class A common shares trade;
•	Our ability to grow earnings, net income and FFO as well as dividends; and
•	Our ability to redeem these shares based on access to the debt and equity markets as well as liquidity in our balance sheet based on asset sales

Conversion of class B common shares could put downward pressure on the market price of our class A common shares.
As of December 31, 2006, there were 1,080,180 class B common shares outstanding, each of which is currently convertible into class A common shares on a one-for-one basis. The class B common shares are not listed on any exchange, and no trading market presently exists for the class B common shares. As a result, holders of the class B common shares who convert to class A common shares may be doing so, in part, to be able to liquidate some or all of their investment in AmREIT. Due to the limited average trading volume of the class A common shares, substantial sales of class A common shares would result in short-term downward pressure on the price of the class A common shares.

Distribution payments in respect of our Class A common shares are subordinate to payments on debt and other series of common shares.
AmREIT has paid distributions since its organization in 1993. Distributions to our shareholders, however, are subordinate to the payment of our current debts and obligations. If we have insufficient funds to pay our debts and obligations, future distributions to shareholders will be suspended pending the payment of such debts and obligations. Dividends may be paid on the class A common shares only if all dividends then payable on the class B common shares and class C common shares have been paid. As a result, the class A common shares are subordinate to the class B and class C common shares as to dividends.

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:
•	Changes in the national, regional and local economic climate;
•	Local conditions such as an oversupply of space or a reduction in demand for retail real estate in the area;
•	The attractiveness of the properties to tenants;
•	Competition from other available space;
•	Our ability to provide adequate management services and to maintain our properties;
•	Increased operating costs, if these costs cannot be passed through to tenants; and
•	The expense of periodically renovating, repairing and re-leasing spaces.
Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.

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
The majority of our income is derived from rental income from our portfolio of properties. As a result, our performance depends on our ability to collect rent from tenants. Our income and therefore our ability to make distributions would be negatively affected if a significant number of our tenants, or any of our major tenants:
•	Delay lease commencements;
•	Decline to extend or renew leases upon expiration;
•	Fail to make rental payments when due; or
•	Close stores or declare bankruptcy
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
There is no limit on the number of properties that we may lease to a single tenant. However, under investment guidelines established by our board, no single tenant may represent more than 15% of AmREIT’s total annual revenue unless approved by our board. Our board reviews our properties and potential investments in terms of geographic and tenant diversification. Kroger, IHOP and CVS/Pharmacy accounted for 9.2%, 7.4% and 3.5%, respectively, of our total operating revenues for the year ended December 31, 2006. There is a risk that any adverse developments affecting either Kroger, IHOP or CVS/Pharmacy could materially adversely affect our revenues (thereby affecting our ability to make distributions to shareholders).

Approximately 59% of our rental income for the year ended December 31, 2006, is generated from properties located in the Houston, Texas metropolitan area. Additionally, approximately 91% of our rental income for the year was generated from properties located throughout major metropolitan areas in the State of Texas. Therefore, we are vulnerable to economic downturns affecting Houston and Texas, or any other metropolitan area where we might in the future have a concentration of properties.

If in the future properties we acquire result in or extend geographic or tenant concentrations or concentration of product types, such acquisitions may increase the risk that our financial condition will be adversely affected by the poor judgment of a particular tenant’s management group, by poor performance of our tenants’ brands, by a downturn in a particular market sub-segment or by market disfavor with a certain product type.

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

At December 31, 2006, AmREIT had outstanding debt totaling $144.5 million, $132.5 million of which was fixed-rate secured financing. This debt represented approximately 48% of AmREIT’s net real estate investments.

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

We are subject to conflicts of interest arising out of our relationships with our merchant development funds.
We experience competition for acquisition properties. In evaluating property acquisitions, certain properties may be appropriate for acquisition by either us or one of our merchant development funds. Our shareholders do not have the opportunity to evaluate the manner in which these conflicts of interest are resolved. Generally, we evaluate each property, considering the investment objectives, creditworthiness of the tenants, expected holding period of the property, available capital and geographic and tenant concentration issues when determining the allocation of properties among us and our merchant development funds.

There are competing demands on our management and board. Our management team and board are not only responsible for us, but also for our merchant development funds, which include entities that may invest in the same types of assets in which we may invest. For this reason, the management team and trust managers divide their management time and services among those funds and us, will not devote all of their attention to us and could take actions that are more favorable to the other entities than to us.

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

We may, from time to time, purchase one or more properties from our merchant development funds. In such circumstances, we will work with the applicable merchant development fund to ascertain, and we will pay, the market value of the property. By our dealing directly with our merchant development funds in this manner, generally no brokerage commissions will be paid; however, there can be no assurance that the price we pay for any property will be equal to or less than the price we would have been able to negotiate from an independent third party. These property acquisitions from the merchant development funds will be limited to properties that the merchant development funds developed.

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

We may make periodic progress payments to the general contractors of properties prior to construction completion. By making these payments, we may incur substantial additional risk, including the possibility that the developer or contractor receiving these payments may not fully perform the construction obligations in accordance with the terms of his agreement with us and that we may be unable to enforce the contract or to recover the progress payments.

An uninsured loss or a loss that exceeds the insurance policy limits on our properties could subject us to lost capital or revenue on those properties.
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

We may invest in joint ventures.
•	The joint venture partner may have economic or business interest or goals which are inconsistent with ours
•	The potential inability of our joint venture partner to perform
•	The joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies; and
•
The joint venture partners may not be able to agree on matters relating to the property they jointly own. Although each joint owner will have a right of first refusal to purchase the other owner’s interest, in the event a sale is desired, the joint owner may not have sufficient resources to exercise such right of first refusal.

We also may participate with other investors, possibly including investment programs or other entities affiliated with our management, in investments as tenants-in-common or in some other joint venture arrangement. The risks of such joint ownership may be similar to those mentioned above for joint ventures and, in the case of a tenancy-in-common, each co-tenant normally has the right, if an un-resolvable dispute arises, to seek partition of the property, which partition might decrease the value of each portion of the divided property.

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
Although we believe we are organized and are operating so as to qualify as a REIT, we may not be able to continue to remain so qualified. In addition, REIT qualification provisions under the tax laws may change. We are not aware, however, of any currently pending tax legislation that would adversely affect our ability to continue to qualify as a REIT.

For any taxable year that we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings available for investment or distribution to shareholders because of the additional tax liability for the year or years involved. In addition, distributions no longer would qualify for the dividends paid deduction nor would there be any requirement that such distributions be made. To the extent that distributions to shareholders would have been made in anticipation of our qualifying as a
REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax.

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
The discussions of the federal income tax considerations are based on current tax laws. Changes in the tax laws could result in tax treatment that differs materially and adversely from that described herein.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

General

At December 31, 2006, we owned 49 properties located in 15 states. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-K for a listing of the properties and their respective costs.

Since 1995, we have been developing and acquiring shopping centers in our advisory/sponsorship business. During this time, we believe we have sharpened our ability to recognize the ideal location of high-end shopping centers and single-tenant properties that can create long-term value which we define as Irreplaceable Corners. Shopping centers represent 83% of annualized rental income from properties owned as of December 31, 2006, with the balance being single-tenant properties primarily leased by national tenants throughout the United States.

Land - Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Our sites are in highly-populated, high traffic corridors and have been reviewed for traffic and demographic pattern and history.

Buildings - The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Shopping centers are generally 14,000 square feet and greater, and single-tenant buildings range from approximately 2,000 to 14,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.

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

Location of Properties

Based in Houston, our current focus is on property investments in Texas. Of our 49 properties, 23 are located in Texas, with 17 being located in the greater Houston metropolitan statistical area. These 17 properties represented 59% of our rental income for the year ended December 31, 2006. Our portfolio of assets tends to be located in areas we know well, and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we will outperform absentee landlords in these markets.

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

Additionally, according to the Greater Houston Partnership, Houston is the 4th most populous city in the nation, trailing only New York, Los Angeles and Chicago.   Houston is among the nation’s fastest-growing and most diverse metropolitan areas and is growing faster than both the state of Texas and the nation.  Since 2000, approximately 48% of Houston’s population growth has been from net migration with 77% of that growth attributed to international immigration.  Only 28 other nations other than the United States have a Gross Domestic Product (GDP) exceeding Houston's Gross Area Product (GAP).  Houston’s economic base has diversified, sharply decreasing its dependence on upstream energy. Diversifying, or energy-independent, sectors account for 82% of net job growth in the economic base since 1988.  Mining represents the majority of oil and gas exploration and production and accounts for 23%, or a fifth of Houston’s GAP, which has risen sharply in reaction to higher energy prices and thinner worldwide surplus oil production capacity than in previous years. The Houston MSA recorded 2.403 million payroll jobs in July 2006 - more than the job counts of 29 states.  The Port of Houston in 2005 ranked first among U.S. ports in volume of foreign tonnage and is the world’s 10th largest port.

A listing of our properties by property type and by location follows, including gross leasable area (GLA), annualized base rent (ABR) and percent leased as of December 31, 2006:

Multi-Tenant Shopping Centers	Major Tenants	City	State	Date Acquired	GLA	ABR	% Leased
Uptown Park	McCormick & Schmick's	Houston	TX	06/01/05	169,112	$4,520,617	93%
Southbank - Riverwalk	Hard Rock Café	San Antonio	TX	09/30/05	46,673	1,511,552	100%
MacArthur Park	Kroger	Dallas	TX	12/04 and 12/05	237,381	3,917,651	97%
Plaza in the Park	Kroger	Houston	TX	07/01/04	144,062	2,496,892	95%
Cinco Ranch	Kroger	Houston	TX	07/01/04	97,297	1,207,722	98%
Bakery Square	Walgreens & Bank of America	Houston	TX	07/21/04	34,614	853,738	100%
Uptown Plaza	CVS/pharmacy	Houston	TX	12/10/03	28,000	1,236,646	94%
Woodlands Plaza	FedEx/Kinkos & Rug Gallery	The Woodlands	TX	06/03/98	20,018	373,317	100%
Sugarland Plaza	Mattress Giant	Sugarland	TX	07/01/98	16,750	349,612	100%
Terrace Shops	Starbucks	Houston	TX	12/15/03	16,395	436,844	93%
584 N. Germantown Parkway	Baptist Memorial & Auto Zone	Memphis	TN	07/23/02	15,000	194,026	75%
Uptown Dallas	Grotto, Century Bank, Pei Wei	Dallas	TX	03/30/06	33,840	1,622,985	100%
Courtyard at Post Oak	Verizon Wireless	Houston	TX	06/15/04	13,597	477,361	100%
Multi-Tenant Shopping Centers Total					872,739	$19,198,963

Single Tenant (Ground Leases)		City	State	Date Acquired	GLA	ABR	%Leased
CVS Corporation		Houston	TX	01/10/03	13,824	327,167	100%
Darden Restaurants		Peachtree City	GA	12/18/98	6,867	79,366	100%
Carlson Restaurants		Hanover	MD	09/16/03	6,802	141,674	100%
Citibank		San Antonio	TX	12/17/04	4,439	155,000	100%
Fontana Tract (2)		Dallas	TX	12/11/06	-	-	-
Washington Mutual		Houston	TX	12/11/96	3,685	98,160	100%
Washington Mutual		The Woodlands	TX	09/23/96	3,685	61,794	100%
Single Tenant (Ground Leases) Total					39,302	$863,161

Single Tenant (Fee Simple)		City	State	Date Acquired	GLA	ABR	% Leased
Golden Corral		Houston	TX	7/23/2002	12,000	182,994	100%
Golden Corral		Humble	TX	7/23/2002	12,000	181,688	100%
Carlson Restaurants		Houston	TX	7/23/2002	8,500	200,000	100%
IHOP Corporation		Sugarland	TX	9/22/1999	4,020	189,146	100%
IHOP Corporation (5)		Centerville	UT	7/25/2002	4,020	162,656	100%
IHOP Corporation (5)		Memphis	TN	8/23/2002	4,020	178,898	100%
IHOP Corporation		Topeka	KS	9/30/1999	4,020	158,359	100%
AFC, Inc.		Atlanta	GA	7/23/2002	2,583	119,279	100%
Advance Auto (1) (2) (3) (4)		Various	Various	Various	21,000	131,421	-
Single Tenant (Fee Simple) Total					72,163	$1,504,441

Single Tenant (Leasehold)		City	State	Date Acquired	GLA	ABR	% Leased
IHOP Corporation (5)		Various	Various	Various	60,300	$1,560,215	100%

Company Totals					1,044,504	$23,126,780	96.50%

(1)	Under Development (any GLA disclosed represents proposed leasable square footage)
(2)	Held for Sale
(3)	Held in joint venture of which we are the managing 50% owner
(4)	Advance Auto properties are located in MO and IL. Each of the properties has a proposed GLA of 7,000 square feet.
(5)
IHOP properties are located in NM, LA, TX, CA, TN, CO, VA, NY, OR, KS, and MO. Each of the properties has a GLA of 4,020 square feet. These properties are held be a consolidated subsidiary, 75.0% of which is owned by us, 19.6% of which is owned by AmREIT Income & Growth Corporation, one of our merchant development funds, and the remainder of which is owned by unaffiliated third parties. We have assigned to management approximately 50% of our back-end participation interest in this entity as part of our long-term incentive compensation program. Accordingly, approximately half of the future net cash flows from such participation interest are owned by management.

The rental income generated by our properties during 2006 by state/city is as follows:

State/City	Rental Income	Rental Concentration
Texas - Houston	$17,785	58.9%
Texas - Dallas	7,318	24.2%
Texas - San Antonio	2,226	7.4%
Texas - other	230	0.8%
Total Texas	27,559	91.3%
Tennessee	716	2.4%
Louisiana	218	0.7%
Kansas	255	0.8%
Illinois	49	0.2%
Missouri	115	0.4%
Colorado	109	0.4%
Georgia	198	0.7%
Oregon	181	0.6%
Virginia	173	0.6%
Utah	163	0.5%
Maryland	133	0.4%
New York	125	0.4%
California	112	0.4%
New Mexico	82	0.3%
Total	$30,188	100.0%

Grocery-Anchored Shopping Centers

Our grocery-anchored shopping centers comprise 33% of our annualized rental income from the properties owned as of December 31, 2006. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complementary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results.

All of our grocery-anchored center leases provide for the monthly payment of base rent plus reimbursement of operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants and any underpayment being billed to the tenant. Generally these are net lease terms and allow the landlord to recover all of its operating expenses, with the exception of expenses allocable to any vacant space.

Our grocery-anchored shopping center leases range from five to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $22,000 to $1.0 million per year.

Neighborhood, Lifestyle and Community Shopping Centers

As of December 31, 2006, we owned 10 shopping centers, excluding the grocery-anchored centers discussed above, representing approximately 394,000 leasable square feet. Our shopping center properties are primarily neighborhood, lifestyle and community centers, ranging from 14,000 to 170,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

All of our shopping center leases provide for the monthly payment of base rent plus reimbursement of operating expenses. This monthly operating expense payment is based on an estimate of the tenant’s pro rata share of property taxes, insurance, utilities, maintenance and other common area maintenance charges. Annually these operating expenses are reconciled with any overage being reimbursed to the tenants and any underpayment being billed to the tenant.

Our shopping center leases range from five to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $13,000 to $547,000 per year and typically allow for rental increases, or bumps, periodically through the life of the lease.

Single-tenant Properties

As of December 31, 2006, we owned 35 single-tenant properties, representing approximately 171,765 lease-able square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.

The primary term of the single-tenant leases ranges from 10 to 25 years. All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $60,000 to $327,000 per year.

Land to be Developed

As part of our investment objectives, we will invest in land to be developed on Irreplaceable Corners. A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or shopping center. As of December 31, 2006, we have one parcel of undeveloped property within our REIT portfolio. In December 2006, we acquired an undeveloped 0.9 acre parcel contiguous to Uptown Plaza in Dallas which we acquired with the intent to resell.

Property Acquisitions and Dispositions

Shopping Centers
During 2005 and continuing through 2006, we invested approximately $134 million through the acquisition of four shopping center properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.

On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex which was developed in 2005. The center’s tenants include, among others, Pei-Wei, Grotto and Century Bank. Uptown Plaza is located at the corner of McKinney and Pearl Street in an infill location with high barriers to entry, and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our credit facility.

On September 30, 2005, we acquired for cash The South Bank, a 47,000 square foot shopping center located on the San Antonio Riverwalk in San Antonio, Texas. The property is located at the corner of a major downtown intersection and is accessible from both the river and street levels. Tenants on the Property include, among others, Hard Rock Café, Starbucks, Ben & Jerry’s, Harley-Davidson and The County Line. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the secondary offering of our class A common shares. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.91% with the entire principal amount due in 2016.

On June 1, 2005, we acquired Uptown Park, a 169,000 square foot lifestyle center located on approximately 16.85 acres of land. The property is located on the northwest corner of Loop 610 and Post Oak Boulevard in Houston, Texas in the heart of the Uptown Houston area. The property was developed in two phases — phase one consists of approximately 147,000 square feet that was constructed in 1999, and construction was recently completed on phase two which consists of approximately 22,000 square feet. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the secondary offering of our class A common shares. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.37% with the entire principal amount due in 2015.

Additionally, during 2005, we used the net proceeds from the sale of the single-tenant non-core assets discussed below to acquire a 39,000 square foot multi-tenant retail project located adjacent to the MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. We purchased the MacArthur Park Shopping Center on December 27, 2004.

Single-tenant Properties
During 2006, we sold four single-tenant assets for gross proceeds of $6.7 million in cash to unrelated third parties, generating gains of $667,000. During 2005, we sold 10 single-tenant non-core properties for $16.6 million in cash to unrelated third parties resulting in gains of $3.4 million. In addition, we completed the sale of six single-tenant retail properties that were acquired for resale for a total of approximately $11.5 million in cash generating gains of $3.2 million.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the 2006 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 27, 2007, there were approximately 635 holders of record for 6,401,467 of the Company's class A common shares outstanding on such date, net of 178,367 shares held in treasury. AmREIT’s class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the two year period ended December 31, 2006.

Calendar Period	High	Low	Dividends
2006
Fourth Quarter	$8.65	$7.25	$.1242
Third Quarter	$7.46	$6.85	$.1242
Second Quarter	$7.60	$6.95	$.1242
First Quarter	$7.96	$6.73	$.1242

2005
Fourth Quarter	$7.96	$6.70	$.1242
Third Quarter	$8.49	$7.25	$.1242
Second Quarter	$8.75	$7.90	$.1242
First Quarter	$8.75	$7.90	$.1236

The payment of any future dividends on our class A common shares is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and C common shares, as well as our earnings and financial needs.

Class B Common Shares— As of March 27, 2007, there were approximately 531 holders of record for 1,050,442 of the Company’s class B common shares. The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. Beginning in July 2005, we have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends.

Class C Common Shares— As of March 27, 2007, there were approximately 1,282 holders of record for 4,154,129 of the Company’s class C common shares. The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion. As of March 27, 2007, 848 holders are participating in the dividend reinvestment plan.

Class D Common Shares— As of March 27, 2007, there were approximately 3,464 holders of record for 11,023,040 of the Company’s class D common shares. The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00 per share. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion. As of March 27, 2007, 2,388 holders are participating in the dividend reinvestment plan.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and accompanying Notes in Item 8 - “Financial Statements and Supplementary Data” and the financial schedule included elsewhere in this Form 10-K.

 AmREIT
Selected Historical
Consolidated Financial and Other Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Balance sheet data (at end of period)
Real estate investments before
accumulated depreciation……………………	$312,405	$290,097	$198,744	$98,128	$72,192
Total assets ………………………………………..	328,419	314,971	203,151	101,327	73,976
Notes payable ……………………………………..	144,453	114,687	105,964	48,485	33,586
Shareholders' equity …………………………	169,050	187,285	88,370	48,796	38,207

Other data
Funds from operations,
available to class A (1)…………………	4,750	3,644	(2,003)	607	(845)

Operating Data
Revenues…………………………………………………	59,342	33,981	15,184	7,394	5,157
Expenses (2)…………………………………………….	45,704	24,269	13,305	6,923	6,366
Other expenses………………………………………….	6,711	6,165	2,290	1,684	1,488
Income (loss) from discontinued operations (3)...………………..	254	3,356	(828)	2,425	2,038
Gain on sale of real estate acquired for resale…	382	3,223	1,827	787	-
Net income (loss) …………………………………………	$7,563	$10,126	$588	$1,999	$(659)

Net income (loss) available to class A shareholders ……….	$(3,879)	$881	$(3,866)	$56	$(1,524)

Net (loss) income per common share - basic and diluted
Loss before discontinued operations	$(0.72)	$(1.09)	$(1.50)	$(1.13)	$(1.44)
Income from discontinued operations	0.10	1.26	0.31	1.15	0.83
Net income (loss)	$(0.62)	$0.17	$(1.19)	$0.02	$(0.61)

Distributions per share - class A ………………………..…	$0.50	$0.50	$0.48	$0.45	$0.35

(1) We have adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. Our computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of our performance, or of cash flows as a measure of liquidity. Please see reconciliation of Net Income to FFO in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." For the year ended December 31, 2004, FFO includes an impairment charge of $2.4 million related to two single tenant, non-core assets. For the years ended December 31, 2004, 2003 and 2002, FFO includes deferred merger costs of $1.7 million, $915,000 and $1.9 million resulting from shares issued to our CEO from the sale of his advisory company to us in June 1998.

(2) Operating expenses for the years ended December 31, 2004, 2003 and 2002 include a charge of $1.7 million, $915,000 and $1.9 million, respectively, resulting from shares issued to our CEO as deferred merger cost stemming from the sale of his advisory company to us in June 1998.

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

Executive Overview

We are an established real estate company that, at our core, are value creators who have delivered results to our investors for 22 years and have elected to be taxed as a REIT for federal income tax purposes. Our mission is to build a real estate business with the potential to realize profitable growth year over year regardless of market cycles. Our structure consists of two distinct companies, representing three synergistic businesses that provide earnings potential from multiple sources. First, we own an institutional-grade portfolio of Irreplaceable Corners - premier retail properties in high-traffic, highly populated areas - which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. Second, our advisory/sponsorship business broadens the Company’s avenues to capital and raises capital for a series of merchant development funds. And third, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business’s portfolios and to third parties. These three business segments add value to the overall Company and, together, give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.

As of December 31, 2006, we have over 600,000 square feet of shopping centers in various stages of development or in the pipeline for our advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of $48 million to $328 million, including 49 properties located in 15 states. Within our asset advisory business we manage an additional $227 million in assets, representing 20 properties in 2 states, and equity under management within our advisory/sponsorship business has grown from $15 million to $121 million.

Portfolio of Irreplaceable Corners
Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Because of their location and exposure as central gathering places, we believed these centers attract well established tenants and can withstand the test of time, providing our shareholders a steady rental income stream.

During 2005 and continuing through 2006, we acquired approximately 289,000 square feet of multi-tenant shopping centers, representing approximately $134 million in assets at an average cap rate of 6.8%. We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

As of December 31, 2006, we owned a real estate portfolio consisting of 49 properties located in 15 states. The areas where a majority of our properties are located are densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.

We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2007 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that we will ultimately purchase any or all of these projects. Our acquisitions program is sensitive to changes in interest rates. As of December 31, 2006, 92% of our outstanding debt had a long-term fixed interest rate with an average term of 7.1 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

Advisory/Sponsorship Business
The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our asset advisory business, or AmREIT Securities Company, a NASD registered broker-dealer which is a wholly-owned subsidiary of ARIC. For the past 22 years, we have been raising capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities. Historically, our advisory group has raised capital in two ways: first, directly for AmREIT through non-traded classes of common shares, and second, for our actively managed merchant development funds.

The advisory/sponsorship business invests in and actively manages six merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our advisory/sponsorship business sells interests in these funds to retail investors. We, as the general partner, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the funds are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners.

Real Estate Development and Operating Company
Our real estate development and operating business, ARIC, is a fully integrated and wholly-owned business, consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our advisory/sponsorship business, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is a transaction-oriented subsidiary that is very active in the real estate market and generates significant profits and fees on an annual basis. This business can provide significant long-term and annual growth; however, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.

Revenue Recognition— We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the 12 months following the date of our balance sheet, and advance billings are generally earned within the 12 months following the date of our balance sheet.

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

Real Estate Valuation— Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of lease for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.

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

Valuation of Receivables— An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.

Real Estate Acquisitions— We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights - the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance was effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance was effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We adopted EITF 04-05 during the quarter ended March 31, 2006 for existing limited partnerships, and it had no impact on our financial position or results of operations because the limited partners have substantive kick-out rights in each of the limited partnerships for which we serve as the general partner.

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R became effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of December 31, 2006. Our strategy to date has been to compensate our employees through issuance of our restricted class A common shares. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R did not change this accounting treatment for our restricted share awards. Accordingly, our adoption of SFAS 123R did not materially impact our consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings. We adopted SAB 108 for our annual financial statements for the year ended December 31, 2006. Such adoption did not impact our results of operations or financial position.

Liquidity and Capital Resources
At December 31, 2006 and December 31, 2005, our cash and cash equivalents totaled $3.4 million and $5.9 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three years ended December 31, 2006, are as follows (in thousands):

	2006	2005	2004
Operating activities	$16,160	$14,069	$7,250
Investing activities	$(22,123)	$(107,519)	$(99,801)
Financing activities	$3,463	$96,405	$93,480

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

Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to increase our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. During 2005 and continuing through 2006, we executed this strategy through the acquisition of $134 million of shopping centers, comprising four premier properties with approximately 289,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005 and our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. During the first quarter of 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney Avenue and Pearl Street near downtown Dallas.

In June 2004, we began marketing our class D common share offering, a $170 million publicly-registered, non-traded common share offering, offered through the independent financial planning community. We have utilized the proceeds from the sale of the class D shares primarily to pay down debt and to acquire properties. We determined during the third quarter of 2005 that we were in position to meet our real estate acquisition goals for the year with our existing capital. We therefore closed our class D common share offering after having raised approximately $110 million, including shares issued through the dividend reinvestment program.

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased by $2.1 million for the year ended December 31, 2006 when compared to 2005. This net increase is the combination of several factors - an increase during 2006 of approximately $4.8 million in our income before the effects of gains on property sales, of income from merchant development funds and other affiliates and of depreciation and amortization as compared to 2005. The acquisitions of Uptown Park in June 2005, The South Bank in September 2005 and Uptown Plaza in Dallas in March 2006 drove this increase in income. Additionally, we had an increase in working capital cash flow of approximately $6.6 million driven primarily by improved collection of receivables during 2006. These increases were significantly offset by a $9.3 million reduction in 2006 of cash provided by sales of real estate acquired for resale. During 2006, we sold four properties acquired for resale for aggregate proceeds of $2.2 million, whereas during 2005, we sold six properties for aggregate proceeds of $11.5 million.

Cash flows from investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing outflow of approximately $107.5 million in 2005 to a net investing outflow of $22.1 million in 2006. This $85.4 million decrease is primarily attributable to a $86.1 million decrease in property acquisitions during 2006, coupled with a $12.4 million net increase in loan payments from affiliates during 2006. These investing cash flow increases were partially offset by a $12.1 million reduction in proceeds from sales of properties held for investment. On the property acquisition side, in June 2005, we acquired Uptown Park, a 169,000 square foot lifestyle center located in Houston, Texas in the Galleria shopping district. In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas. With respect to loan payments from affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand. With respect to the decrease in proceeds from sales of investment property, during 2006, we sold two properties held for investment, generating proceeds of $4.5 million, whereas in 2005, we sold ten properties held for investment, generating proceeds from sale of $16.6 million.

Cash flows provided by financing activities decreased from $96.4 million during the 2005 period to $3.5 million during the 2006 period. This $92.9 million decrease was primarily attributable to us raising $97.6 million in equity proceeds (net of issuance costs) during 2005, whereas we did not issue any equity during 2006. The $97.6 million net equity proceeds were raised through an underwritten offering of 2.76 million of our class A common shares, including 360,000 over-allotment shares exercised by the underwriters, as well as through our class D common share offering, a $170 million offering which was being offered through the independent financial planning community. The class A common share offering was priced at $8.10, and the net proceeds of the offering, after underwriting discounts, commissions and offering expenses, were approximately $20.4 million. The balance of the capital was raised through our class D offering which we closed during the third quarter of 2005. Additionally, during 2006, we elected to redeem $15.5 million of our non-traded common shares versus $1.8 million in redemptions in 2005. In December 2006, we repurchased for $9.2 million approximately 998,000 of our Class B common shares as part of a tender offer. The shares repurchased represented approximately 48% of the outstanding Class B common shares. Dividends paid to shareholders increased by approximately $1.3 million due to the increase in the number of class D common shares outstanding during 2006 versus 2005, and we bought back into treasury an additional $2.0 million of our class A common shares during 2006 versus 2005. The above reductions in proceeds from financing activities were partially offset by a $21.0 million net increase in debt proceeds during the 2006 period.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital.  The credit facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, we renewed our credit facility on terms and conditions substantially the same as the previous facility. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At December 31, 2006, we were in compliance with all financial covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%. As of December 31, 2006, the interest rate was LIBOR plus 1.55%. As of December 31, 2006 and 2005, there was $11.9 million and $0 outstanding on the credit facility, respectively. As of December 31, 2006, we have approximately $26.1 million available under our line of credit, subject to the covenant provisions discussed above. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

Contractual Obligations

As of December 31, 2006, we had the following contractual debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2007	2008	2009	2010	2011	Thereafter	Total
Unsecured debt:
Revolving credit facility*	$11,929	$-	$-	$-	$-	$-	$11,929
Secured debt**	1,257	14,759	1,448	1,555	1,607	111,023	131,649
Interest*	8,606	7,727	6,868	6,775	6,543	32,579	69,098
Non-cancelable operating
lease payments	320	319	204	22	22	-	887
Total contractual obligations	$22,112	$22,805	$8,520	$8,352	$8,172	$143,602	$213,563

* Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance tends to fluctuate throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($11.9 million) and the interest rate as of December 31, 2006 (7.1%) remain constant through maturity.
** Secured debt as shown above is $875,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

During 2006, we paid dividends to our shareholders of $14.6 million, compared with $11.8 million in 2005. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

	Class A	Class B	Class C	Class D
2006
Fourth Quarter	$776	$200	$723	$1,790
Third Quarter	$782	$385	$724	$1,799
Second Quarter	$788	$390	$726	$1,798
First Quarter	$789	$390	$722	$1,794
2005
Fourth Quarter	$802	$398	$716	$1,783
Third Quarter	$797	$400	$713	$1,556
Second Quarter	$550	$404	$713	$931
First Quarter	$430	$410	$698	$523

Until we acquire properties, we use our funds to pay down outstanding debt under the credit facility. Thereafter, any excess cash is provided first to our affiliates in the form of short-term bridge financing for development or acquisition of properties and then is invested in short-term investments or overnight funds. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Inflation has had very little effect on our income from operations. We expect that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Results of Operations
Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Total revenues increased by $25.3 million or 74% in 2006 as compared to 2005 ($59.3 million in 2006 versus $34.0 million in 2005). Rental revenues increased by $7.7 million, or 34%, in 2006 as compared to 2005. This increase is attributable to the acquisitions during 2005 of Uptown Park, South Bank and MacArthur Park pad sites, as well as the acquisition of Uptown Dallas in March 2006.

During the first quarter of 2005, AmREIT Construction Company (ACC), a wholly-owned subsidiary of ARIC, was formed to provide construction services to third parties as well as to our merchant development funds. ACC began executing on contracts during the quarter ended June 30, 2005. ACC generated revenues of $13.5 million during 2006, compared to $4.7 million in 2005. Such revenues have been recognized under the percentage-of-completion method of accounting.

Real estate fee income increased approximately $3.2 million, or 64%, primarily as a result of increased acquisition and development fees earned on property transactions within our merchant development funds. During 2006, we acquired eight properties with a total gross lease-able area of approximately 1.0 million square feet within our merchant development funds compared to five properties in 2005 with a total gross lease-able area of approximately 300 thousand square feet.

Securities commission revenue increased by $5.4 million or 464% in 2006 as compared to 2005. This increase in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business related to one of our merchant development funds, AmREIT Monthly Income and Growth Fund III, L.P. (MIG III). During 2006, we raised approximately $60 million through MIG III, while in 2005, we raised $11.2 million. We closed the MIG III offering to investors effective October 31, 2006. This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses increased by $21.4 million, or 88%, from $24.3 million in 2005 to $45.7 million in 2006. This increase was primarily attributable to increases in construction costs, securities commissions, property expenses, depreciation and amortization and general and administrative expenses.

As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $12.3 million in construction costs during 2006, compared to $4.3 million in 2005.

Property expense increased $2.0 million or 41% in 2006 as compared to 2005 ($6.9 million in 2006 versus $4.9 million in 2005) primarily as a result of the acquisitions of the properties discussed in “Revenues” above.

General and administrative expense increased by $3.3 million, or 53%, during 2006 to $9.5 million compared to $6.2 million in 2005. This increase is primarily due to increases in personnel. We increased our total number of employees during 2006 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.

Securities commission expense increased by $4.7 million or 470% from $1.0 million in 2005 to $5.7 million in 2006. This increase is attributable to increased capital-raising activity through ASC during 2006 as discussed in “Revenues” above.

Depreciation and amortization increased by $2.7 million, or 45%, to $8.7 million in 2006 compared to $6.0 million in 2005. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2005 and 2006 as discussed in “Revenues” above.

Other
Interest and other income increased by $720,000 from $705,000 in 2005 to $1.4 million in 2006 primarily as a result of an increase in interest earned on short-term bridge loans made to affiliates related to their acquisition or development of properties.

Interest expense increased by $1.7 million, or 26%, from $6.4 million in 2005 to $8.1 million in 2006. The increase in interest expense is primarily attributable to having a full year of interest in 2006 related to our placement of $49.0 million in debt in connection with our June 2005 Uptown Park acquisition.

Income from merchant development funds and other affiliates increased by $806,000, or 501%, to $967,000 in 2006. During 2006, we realized an increase of $414,000 of back-end profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation. We also recognized additional income from affiliates related to our 25% limited partner interest in West Road Plaza, which was sold during 2006.

Results of Operations
Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Total revenues increased by $18.8 million or 124% in 2005 as compared to 2004 ($34.0 million in 2005 versus $15.2 million in 2004). Rental revenues increased by $12.3 million, or 120%, in 2005 as compared to 2004. This increase is attributable to the significant property acquisitions that we made in the second half of 2004 as well as the acquisitions of Uptown Park in June 2005 and of The South Bank in September 2005. Real estate fee income increased approximately $3.2 million, or 174%, primarily as a result of increased brokerage commissions as well as acquisition and development fees earned on property transactions within our merchant development funds.

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

Securities commission revenue decreased by $1.6 million or 58% in 2005 as compared to 2004. This decrease was driven by a decrease in the amount of merchant development fund capital raised through our advisory/sponsorship business during 2005 versus 2004. During 2004, we raised $25.4 million for AmREIT Monthly Income and Growth Fund II, L.P. During 2005, we raised $11.2 million for MIG III. This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of between 8% and 10.5% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses increased by $11.0 million, or 82%, from $13.3 million in 2004 to $24.3 million 2005. This increase was primarily attributable to increases in property expense, construction costs and depreciation and amortization, coupled with smaller increases in general and administrative expenses. These expense increases were partially offset by a reduction in securities commissions of $1.4 million as well as a reduction in deferred merger charges of $1.7 million.

General and administrative expense increased by $1.9 million, or 43%, during 2005 to $6.2 million compared to $4.3 million in 2004. This increase is primarily due to increases in personnel. We increased our total number of employees during 2004 and have continued to do so throughout 2005 in order appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.

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

Commission expense decreased by $1.4 million or 58%, from $2.4 million in 2004 to $1.0 million in 2005. This decrease is attributable to reduced capital-raising activity through ASC during 2005 as discussed in “Revenues” above.

Depreciation and amortization increased by $4.2 million, or 233%, to $6.0 million in 2005 compared to $1.8 million in 2004. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2004 and 2005 as discussed above.

Deferred merger costs were $1.7 million in 2004 whereas no such charges were recognized in 2005. The 2004 deferred merger costs were related to deferred consideration payable to H. Kerr Taylor, our Chairman and Chief Executive Officer, as a result of the acquisition of our advisor in 1998, which was owned by Mr. Taylor. In connection with the acquisition, Mr. Taylor agreed to payment for this advisory company in the form of common shares, paid as the Company increased its outstanding equity. Mr. Taylor received 900,000 class A common shares pursuant to this arrangement, the final installment of which was issued to him during 2004.

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

Funds From Operations

We consider FFO to be an appropriate measure of the operating performance of an equity REIT. NAREIT defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2006	2005	2004
Income (loss) – before discontinued operations	$6,927	$3,547	($411)
Income – from discontinued operations	636	6,579	999
Plus depreciation of real estate assets – from operations	8,766	5,952	1,674
Plus depreciation of real estate assets – from
discontinued operations	15	111	297
Adjustments for nonconsolidated affiliates	133	100	29
Less gain on sale of real estate assets acquired
for investment	(285)	(3,400)	(137)
Less class B, C & D distributions	(11,442)	(9,245)	(4,454)
Total Funds From Operations available to class A
shareholders	$4,750	$3,644	$($2,003)

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

At December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million. The remaining $11.9 million of our debt obligations have a variable interest rate. Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of December 31, 2006. In the event interest rates were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $119,000 based on the variable-rate debt outstanding at December 31, 2006.

The discussion above considers only those exposures that exist as of December 31, 2006. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

(a)	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule (unaudited)

Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable

PART III

Item 10. Trust Managers, Executive Officers and Corporate Governance

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 29, 2007.

Item 11. Executive Compensation

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 29, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are authorized to grant stock options up to an aggregate of 1,351,394 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders.	-	-	1,351,394

Equity compensation plans not approved by security holders.	-	-	-
TOTAL			1,351,394

Item 13. Certain Relationships, Related Transactions and Trust Manager Independence

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 29, 2007.

Item 14. Principal Accountant Fees and Services

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 29, 2007.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	(1)
Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule (unaudited) Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation
(b)		Exhibits

3.1
Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on
Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2		By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10- KSB for the year ended December 31, 2002, and incorporated herein by reference).
10.2
Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells
Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s
Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.3*
Eighth Modification Agreement, effective November 4, 2005 by and between AmREIT and Wells Fargo Bank, relating to a $40,000,000 loan and modifying the September 4, 2003 Revolving Credit Agreement (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.4*		Employment agreement dated February 19, 2007 with H. Kerr Taylor

10.5*		Employment agreement dated February 19, 2007 with Chad C. Braun

10.6*		Employment agreement dated February 19, 2007 with Tenel Tayar

10.7*		Employment agreement dated February 19, 2007 with David Thailing

10.8*		Employment agreement dated February 19, 2007 with Preston Cunningham

21.1*		Subsidiaries of the Company

31.1*		Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated December 31, 2006

31.2*		Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated December 31, 2006

32.1**		Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith

Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 26th of March 2007 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 26, 2007
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	March 26, 2007
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	March 26, 2007
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart	March 26, 2007
PHILIP W. TAGGART, Trust Manager

/s/ H.L. Rush, Jr.	March 26, 2007
H.L. RUSH, JR., Trust Manager

/s/ Brett P. Treadwell	March 26, 2007
BRETT P. TREADWELL, Vice President - Finance
(Principal Accounting Officer)

AmREIT AND SUBSIDIARIES

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Index

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders
AmREIT:

We have audited the accompanying consolidated balance sheets of AmREIT and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  KPMG LLP

Houston, Texas
April 2, 2007

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and December 31, 2005
(in thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS
Real estate investments at cost:
Land	$122,043	$112,784
Buildings	140,487	127,094
Tenant improvements	9,296	7,366
	271,826	247,244
Less accumulated depreciation and amortization	(10,628)	(5,943)
	261,198	241,301
Real estate held for sale, net	2,708	3,569
Net investment in direct financing leases held for investment	19,204	19,212
Intangible lease cost, net	16,016	17,761
Investment in merchant development funds and other affiliates	2,651	2,311
Net real estate investments	301,777	284,154

Cash and cash equivalents	3,415	5,915
Tenant receivables, net	4,330	3,132
Accounts receivable, net	1,772	1,807
Accounts receivable - related party	1,665	4,158
Notes receivable - related party	10,104	11,232
Deferred costs	2,045	1,487
Other assets	3,322	3,086
TOTAL ASSETS	$328,430	$314,971

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$144,453	$114,687
Accounts payable and other liabilities	9,162	8,232
Below market leases, net	3,960	2,940
Security deposits	668	651
TOTAL LIABILITIES	158,243	126,510

Minority interest	1,137	1,176

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A Common shares, $.01 par value, 50,000,000 shares authorized,
6,549,950 and 6,479,278 shares issued, respectively	65	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized,
1,080,180 and 2,148,649 shares issued, respectively	11	22
Class C Common shares, $.01 par value, 4,400,000 shares authorized,
4,145,531 and 4,119,923 shares issued, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized,
11,039,803 and 11,035,482 shares issued, respectively	110	110
Capital in excess of par value	194,696	204,331
Accumulated distributions in excess of earnings	(23,749)	(16,736)
Cost of treasury shares, 292,238 and 77,741 Class A shares, respectively	(2,124)	(548)
TOTAL SHAREHOLDERS' EQUITY	169,050	187,285
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$328,430	$314,971

See Notes to Consolidated Financial Statements

Index

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004

Revenues:
Rental income from operating leases	$28,158	$20,484	$8,200
Earned income from direct financing leases	2,030	2,030	2,029
Real estate fee income	1,334	485	409
Real estate fee income - related party	6,983	4,588	1,443
Construction revenues	3,025	2,302	-
Construction revenues - related party	10,435	2,434	-
Securities commission income - related party	6,554	1,163	2,742
Asset management fee income - related party	823	495	361
Total revenues	59,342	33,981	15,184

Expenses:
General and administrative	9,489	6,209	4,334
Property expense	6,851	4,860	1,418
Construction costs	12,290	4,283	-
Legal and professional	1,559	1,593	1,102
Real estate commissions	1,042	266	544
Securities commissions	5,732	1,012	2,408
Depreciation and amortization	8,741	6,046	1,817
Deferred merger costs	-	-	1,682
Total expenses	45,704	24,269	13,305

Operating income	13,638	9,712	1,879

Other income (expense):
Interest and other income - related party	1,425	705	82
Income from merchant development funds and other affiliates	967	161	1,121
Federal income tax expense for taxable REIT subsidiary	(870)	(379)	(16)
Interest expense	(8,083)	(6,412)	(3,290)
Minority interest in income of consolidated joint ventures	(150)	(240)	(187)

Income (loss) before discontinued operations	6,927	3,547	(411)

Income (loss) from discontinued operations, net of taxes	254	3,356	(828)
Gain on sales of real estate acquired for resale, net of taxes	382	3,223	1,827
Income from discontinued operations	636	6,579	999

Net income	7,563	10,126	588

Distributions paid to class B, C and D shareholders	(11,442)	(9,245)	(4,454)

Net (loss) income available to class A shareholders	$(3,879)	$881	$(3,866)

Net (loss) income per class A common share - basic and diluted
Loss before discontinued operations	$(0.72)	$(1.09)	$(1.50)
Income from discontinued operations	0.10	1.26	0.31
Net (loss) income	$(0.62)	$0.17	$(1.19)

Weighted average class A common shares used to
compute net (loss) income per share, basic and diluted	6,300	5,205	3,251

See Notes to Consolidated Financial Statements

Index

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share data)
	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Cost of treasury	Total

Balance at December 31, 2003	$67	$59,207	$(9,616)	$(862)	$48,796

Net income			588		588
Deferred compensation issuance of restricted shares, Class A		(891)	-		(891)
Issuance of common shares, Class A	5	2,740	-	65	2,810
Conversion of common shares, Class B	(1)	-	-	-	(1)
Issuance of restricted shares, Class A	-	7	-	742	749
Amortization of deferred compensation	-	265	-	-	265
Issuance of common shares, Class C	27	24,242	-	-	24,269
Retirement of common shares, Class C	-	(464)	-	-	(464)
Issuance of common shares, Class D	21	18,238	-	-	18,259
Distributions		-	(6,010)	-	(6,010)

Balance at December 31, 2004	$119	$103,344	$(15,038)	$(55)	$88,370

Net income	-	-	10,126	-	10,126
Deferred compensation issuance of restricted shares, Class A	-	(1,248)	-	-	(1,248)
Issuance of common shares, Class A	30	21,630	-	57	21,717
Conversion of common shares, Class B	-	-	-	117	117
Amortization of deferred compensation	-	490	-	(667)	(177)
Issuance of common shares, Class C	-	1,646	-	-	1,646
Retirement of common shares, Class C	-	(1,377)	-	-	(1,377)
Issuance of common shares, Class D	89	80,250	-	-	80,339
Retirement of common shares, Class D		(404)			(404)
Distributions	-	-	(11,824)	-	(11,824)

Balance at December 31, 2005	$238	$204,331	$(16,736)	$(548)	$187,285

Net income	-	-	7,563	-	7,563
Deferred compensation issuance of restricted shares, Class A	-	(987)	-	1,264	277
Repurchase of common shares, Class A	-	-	-	(2,840)	(2,840)
Repurchase of common shares, Class B	(11)	(9,220)	-	-	(9,231)
Amortization of deferred compensation	-	556	-	-	556
Issuance of common shares, Class C	2	1,726	-	-	1,728
Retirement of common shares, Class C	(2)	(1,506)	-	-	(1,508)
Issuance of common shares, Class D	5	4,554	-	-	4,559
Retirement of common shares, Class D	(5)	(4,758)	-	-	(4,763)
Distributions	-	-	(14,576)	-	(14,576)

Balance at December 31, 2006	227	194,696	(23,749)	(2,124)	169,050

See Notes to Consolidated Financial Statements.

Index

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$7,563	$10,126	$588
Adjustments to reconcile net income to net cash
provided by operating activities:
Investment in real estate acquired for resale	(3,331)	(3,399)	(5,053)
Proceeds from sales of real estate acquired for resale	2,190	11,497	6,673
Gain on sales of real estate acquired for resale	(382)	(3,223)	(1,827)
Gain on sales of real estate acquired for investment	(285)	(3,400)	(137)
Debt prepayment penalty	-	109	-
Impairment charges	-	-	2,403
Income from merchant development funds and other affiliates	(967)	(161)	(1,121)
Depreciation and amortization	8,824	5,777	2,134
Amortization of deferred compensation	556	490	265
Minority interest in income of consolidated joint ventures	56	838	368
Deferred merger costs	-	-	1,682
Increase in tenant receivables	(1,198)	(1,844)	(325)
Decrease (increase) in accounts receivable	35	(1,770)	-
Decrease (increase) in accounts receivable - related party	2,493	(3,073)	(708)
Cash receipts from direct financing leases
more (less) than income recognized	8	7	(5)
Increase in deferred costs	(130)	(219)	(142)
Increase in other assets	(296)	(1,368)	(492)
Increase in accounts payable and other liabilities	1,002	3,402	2,676
Increase in security deposits	22	280	271
Net cash provided by operating activities	16,160	14,069	7,250

Cash flows from investing activities:
Improvements to real estate	(4,026)	(1,784)	(1,511)
Acquisition of investment properties	(24,518)	(110,640)	(104,347)
Notes receivable (advances) collections	-	(20)	1,000
Loans to affiliates	(22,069)	(11,232)	-
Payments from affiliates	23,197	-	-
Additions to furniture, fixtures and equipment	(128)	(162)	(463)
Investment in merchant development funds and other affiliates	(1,055)	(929)	(1,534)
Distributions from merchant development funds and other affiliates	1,994	660	1,221
Proceeds from sale of investment property	4,466	16,603	5,852
Increase (decrease) in preacquisition costs	16	(15)	(19)
Net cash used in investing activities	(22,123)	(107,519)	(99,801)

Cash flows from financing activities:
Proceeds from notes payable	82,650	52,386	103,820
Payments of notes payable	(52,652)	(43,436)	(46,293)
Purchase of treasury shares	(2,610)	(582)	-
Issuance of common shares	-	108,976	46,414
Retirement of common shares	(15,502)	(1,781)	(464)
Issuance costs	(82)	(11,424)	(5,609)
Distributions	(8,246)	(6,961)	(4,287)
Distributions to minority interests	(95)	(773)	(101)
Net cash provided by financing activities	3,463	96,405	93,480

Net increase (decrease) in cash and cash equivalents	(2,500)	2,955	929
Cash and cash equivalents, beginning of period	5,915	2,960	2,031
Cash and cash equivalents, end of period	$3,415	$5,915	$2,960

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,861	$6,506	$3,056
Income taxes	945	707	165

Supplemental schedule of noncash investing and financing activities

During 2006, 2005 and 2004, the Company converted 70,000, 98,000 and 116,000 B shares to A shares, respectively. Additionally, during 2006, 2005 and 2004, the Company issued Class C and D shares with a value of $6.2 million, $4.9 million and $1.7 million, respectively, in satisfaction of dividends through the dividend reinvestment program.

In 2006, the Company issued 166,000 restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. The Company recorded $1.2 million in deferred compensation related to the issuance of the restricted shares.

In 2005, the Company issued 165,000 restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period, respectively. The Company recorded $1.3 million in deferred compensation related to the issuance of the restricted shares.

In 2004, the Company issued 141,000 restricted shares to employees and trust managers as part of their compensation plan. The restricted shares vest over a four and three year period, respectively. The Company recorded $918,000 in deferred compensation related to the issuance of the restricted stock.

In 2004, the Company assumed $44.8 million in debt (net of a premium of $1.4 million) related to the acquisition of investment properties.

See Notes to Consolidated Financial Statements.

Index
AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT, a Texas real estate investment trust, is a real estate company with two distinct companies within one: a portfolio of Irreplaceable Corners - premier retail properties in high-traffic, highly-populated areas - which are held for long-term value and provide a foundation to AmREIT’s growth through a steady stream of rental income; and an advisory/sponsorship business that broadens AmREIT’s avenues to capital and raises private equity for a series of merchant development funds, resulting in recurring income from assets under management. AmREIT seeks to add more of a growth component to the recurring-income nature of each company as well as provide earnings potential from multiple sources with its real estate development and operating business, which seeks to provide value through offering an array of services (constructing, developing, acquiring, disposing of, brokering, leasing and managing properties) to AmREIT’s tenants and properties, to its advisory/sponsorship business portfolios and to third parties.

When we listed on the AMEX in July 2002, its total assets had a book value of $48 million and equity within its advisory/sponsorship business totaled $15 million in equity assets under management. As of December 31, 2006, AmREIT owned a real estate portfolio consisting of 49 properties located in 15 states that had a book value of $328 million; directly managed, through its five actively managed merchant development funds, a total of $121 million in contributed capital; and had over 600,000 square feet of retail centers in various stages of development or in the pipeline for both its advisory/sponsorship business and for third parties.

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

On July 23, 2002, the Company completed a merger with three of its affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. With the merger of the affiliated partnerships, we increased our real estate assets by approximately $24.3 million and issued approximately 2.6 million Class B common shares to the limited partners in the affiliated partnerships. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company.

As discussed above, in June 1998, our predecessor merged with American Asset Advisors Corp., which was wholly-owned by our President and CEO. Subsequent to the merger, we paid deferred compensation to him in the form of additional Class A Common shares. These share issuances were recorded as deferred merger expenses in our statements of operations. During 2004, we issued 241,000 shares to him under the deferred consideration agreement as a result of the issuance of additional class C common shares, resulting in a non-cash charge to earnings of $1.7 million. This share issuance in 2004 represented the final installment of shares owed to him pursuant to the agreement. To date, we have issued 900,000 class A common shares to him, and no further shares will be issued under this arrangement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.

Index

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2006, 2005 and 2004, we recognized percentage rents of $760,000, $154,000 and $65,000, respectively. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the three years in the period ended December 31, 2006, we recognized lease termination fees of $700,000, $0 and $0, respectively, which have been included in rental income from operating leases. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of December 31, 2006, $126,000 of unbilled receivables has been included in “Accounts receivable” and $14,000 of unbilled receivables due from related parties has been included in “Accounts receivable - related party”. At December 31, 2005, $700,000 of unbilled receivables has been included in “Accounts receivable” and $2.3 million of unbilled receivables due from related parties has been included in “Accounts receivable - related party”. We had advance billings of $44,000 and $0 as of December 31, 2006 and December 31, 2005, respectively.

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

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expense. During the years ended December 31, 2006, 2005 and 2004, interest and taxes in the amount of $57,000, $188,000, and $165,000, respectively were capitalized on properties under development.

Index

Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2006, we owned one property with a carrying value of $2.7 million which was classified as real estate held for sale. At December 31, 2005, we owned two properties with a combined carrying value of $3.6 million that were classified as real estate held for sale, both of which were disposed of during the quarter ended March 31, 2006.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Company. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During 2004, impairment charges in the aggregate amount of $2.4 million were recognized related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during 2004 and the other of which was sold in December 2005. These impairment charges are reported as discontinued operations.

Index

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of December 31, 2006 and 2005, we had an allowance for uncollectible accounts of $157,000 and $163,000, respectively, related to our tenant receivables. During 2006, 2005 and 2004, we recorded bad debt expense in the amount of $236,000, $163,000 and $67,000 respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. We recovered $97,000 in 2005 and had no recoveries of bad debt in 2004 or 2006 related to tenant receivables. Bad debt expenses and any related recoveries are included in general and administrative expense.

Accounts receivable - included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of December 31, 2006 and 2005, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable. During 2005, we recorded bad debt expense in the amount of $264,000 related to amounts due to us as reimbursement from a vendor for obligations that we paid on such vendor’s behalf. We believe such amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations. We have recorded no other bad debt expense related to accounts receivable during the three years in the period ended December 31, 2006. Bad debt expense and any related recoveries are included in general and administrative expense.

Notes receivable - related party - included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate and are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of December 31, 2006 and 2005 totaled $421,000 and $268,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2006 and 2005 totaled $264,000 and $164,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.

Index

The following table presents restricted share activity during the year ended December 31, 2006:

	Non-vested	Weighted Average grant
	Shares	date fair value
Beginning of period	253,002	$7.49
Granted	166,266	7.01
Vested	(32,777)	7.27
Forfeited	(30,892)	7.23
End of period	355,599	$7.31

The weighted-average grant date fair value of restricted shares issued during the years ended December 31, 2006 and 2005 was $7.01 per share and $8.10 per share, respectively. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $238,000 and $237,000 respectively. Total compensation cost recognized related to restricted shares during the three years in the period ended December 31, 2006 was $556,000, $502,000 and $324,000, respectively. As of December 31, 2006, total unrecognized compensation cost related to restricted shares was $1.9 million, and the weighted average period over which we expect this cost to be recognized is 4.5 years.

General Partner Profit Participation Interests - We have assigned up to 45% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. None of the employer contribution can be matched in our stock. As of December 31, 2006, 2005 and 2004, there were 40, 41 and 25 participants enrolled in the plan. Employer contributions to the plan were $99,000, $72,000 and $51,000, for the three years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options - We are authorized to grant options on up to an aggregate of 1,351,394 shares of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of December 31, 2006 and December 31, 2005, none of these options have been granted.

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

Index

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 24.7 million, 22.2 million and 11.4 million potential common shares for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:
	For the Years Ended December 31,
	2006	2005	2004
(Loss) earnings to class A common shareholders (in thousands) *	($3,879)	$881	($3,866)
Weighted average class A common shares outstanding (in thousands)	6,300	5,205	3,251
Basic and diluted (loss)/earnings per share *	($0.62)	$0.17	($1.19)

* The operating results for 2004 include a charge to earnings of $1.7 million, which was the market value of the class A common shares issued to H. Kerr Taylor, President & CEO, related to the sale of his advisory company to us in 1998. The charge represented deferred merger costs related to this sale that was triggered by the issuance of additional common stock as part of the merger with certain of our affiliated investment funds during 2002 and the issuance of common C stock in 2003 and in 2004. Additionally, the operating results for 2004 include impairment charges of $2.4 million, which are related to two of our single-tenant properties that were held for sale during 2004, one of which was sold during 2004 and another of which was sold in December 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represent fixed-rate obligations with an estimated fair value of $132.9 million. Our revolving line of credit has market-based terms, including a variable interest rate. Accordingly, the carrying value of the line of credit is representative of its fair value.

As of December 31, 2005, the carrying value of our total debt obligations was $114.7 million, all of which represented fixed-rate obligations and had an estimated fair value of $117.3 million.

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

As of December 31, 2006, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $4.1 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

Index

NEW ACCOUNTING STANDARDS

In June 2005, the Emerging Issues Task Force issued EITF Issue No. 04-05 (“EITF 04-05”), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 makes it more likely that general partners will be required to consolidate limited partnerships by making it more difficult for a general partner to overcome the presumption that it controls the limited partnership. Under this new guidance, the presumption of general partner control will be overcome only when the limited partners have either of two types of rights - the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause” or the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. These ‘kick-out rights’ and ‘participating rights’ must be substantive in order to overcome the presumption of general partner control. The guidance was effective June 29, 2005 for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance was effective for existing limited partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), Share-Based Payment that requires companies to expense the value of employee stock options and similar awards. SFAS 123R becomes effective in the first quarter of 2006. We have historically not used stock options as a means of compensating our employees, and therefore we have no stock options outstanding as of December 31, 2006. Our strategy to date has been to compensate our employees through issuance of restricted shares of our class A common stock. We determine the fair value of such awards based on the fair market value of the shares on the date of grant and then record that expense over the vesting period of the respective awards. The provisions of SFAS 123R did not change this accounting treatment for our restricted stock awards.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year, with an offsetting adjustment to the opening balance of retained earnings.  We adopted SAB 108 for our annual financial statements for the year ended December 31, 2006.  Such adoption did not impact our results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value if its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our results of operations or financial position.

Index

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands, except for per share data):

	2006	2005	2004
Rental revenue and earned income from DFL	$52	$1,804	$2,094
Interest and other income	-	146	936
Gain on sale of real estate held for resale	382	3,223	1,827
Gain on sale of real estate held for investment	285	3,400	137
Total revenues	719	8,573	4,994

Property expense	(104)	(382)	(355)
General and administrative	(17)	(271)	(75)
Legal and professional	(39)	(2)	(1)
Depreciation and amortization	(15)	(111)	(297)
Income tax	7	(340)	(521)
Interest expense	(7)	(182)	(161)
Minority interest	92	(597)	(182)
Debt prepayment penalty	-	(109)	-
Impairment charge	-	-	(2,403)
Total expenses	(83)	(1,994)	(3,995)

Income from discontinued operations	636	6,579	999
Basic and diluted income from discontinued operations per class A common share
	$0.10	$1.26	$0.31

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

Index

3. OPERATING LEASES

Our operating leases range from five to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2006 is as follows (in thousands):

2007	$19,354
2008	18,470
2009	17,506
2010	13,590
2011	9,753
2012-thereafter	61,338
$140,011

4. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company’s net investment in its direct financing leases at December 31, 2006 and 2005 included (in thousands):

	2006	2005
Minimum lease payments receivable	$44,797	$46,835
Unguaranteed residual value	1,763	1,763
Less: Unearned income	(27,356)	(29,386)
	$19,204	$19,212

A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2006 is as follows (in thousands):

2007	$2,137
2008	2,217
2009	2,229
2010	2,240
2011	2,241
2012 - thereafter	33,733
Total	$44,797

Index

5. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES

Merchant Development Funds
As of December 31, 2006, we, indirectly through wholly owned subsidiaries, owned interests in six limited partnerships which are accounted for under the equity method as AmREIT exercises significant influence over the investee. These six merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. In each of the partnerships, the limited partners, with or without cause, have the right to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. Our interests in these merchant development funds range from 1.4% to 10.5%. These partnerships were formed to develop, own, manage, and hold property for investment.

AmREIT Opportunity Fund (“AOF”) - AmREIT Opportunity Corporation (“AOC”), a wholly owned subsidiary of AmREIT, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. AmREIT currently owns a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and as of December 31, 2006, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”) - AmREIT Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. AmREIT currently owns an approximately 2.0% limited partner interest in AIG.

AmREIT Monthly Income & Growth Fund (“MIG”) - AmREIT Monthly Income & Growth Corporation, a wholly owned subsidiary of AmREIT, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. AmREIT currently owns an approximately 1.3% limited partner interest in MIG.

AmREIT Monthly Income & Growth Fund II (“MIG II”) - AmREIT Monthly Income & Growth II Corporation, a wholly owned subsidiary of AmREIT, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. AmREIT currently owns an approximately 1.6% limited partner interest in MIG II.

AmREIT Monthly Income & Growth Fund III (“MIG III”) - AmREIT Monthly Income & Growth III Corporation, our wholly owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation, our wholly owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006, and, as of December 31, 2006, had raised approximately $1.4 million. We expect our limited partnership interest at completion of the offering to be between 0.8% and 1.6%.

Index

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III, and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios*		LP
Fund	Management	Interest	Interest	Liquidation	LP	GP	Preference*

AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$1.4 million	56.1%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

*Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. Thereafter, the LPs share in 90% of the cash distributions until they receive a 10% preferred return.

Other affiliate
Other than the merchant development funds, we had an investment in one entity that was accounted for under the equity method since we exercised significant influence over such investee. We invested $1.1 million in West Road Plaza, LP, for a 25% limited partner interest in the partnership. West Road Plaza was formed in 2004 to acquire, redevelop, lease and manage West Road Plaza, a shopping center located on the north side of Houston, TX at the intersection of I-45 and West Road. West Road Plaza, the sole asset within West Road Plaza, L.P., was sold in October of 2006.

Index

Combined condensed financial information for the merchant development funds and other affiliates (at 100%) is summarized as follows:

		As of December 31,
Combined Balance Sheets (in thousands)		2006	2005
Assets
Property, net		$149,929	$101,461
Cash		34,221	4,048
Notes receivable		18,608	-
Other assets		24,453	19,839
Total Assets		227,211	125,348

Liabilities and partners' capital:
Notes payable (1)		122,979	56,258
Other liabilities		1,168	13,499
Partners capital		103,064	55,591
Total Liabilities and Partners' Capital		$227,211	$125,348

AmREIT share of Partners' Capital		$2,651	$2,311

	Years ended December 31,
Combined Statement of Operations (in thousands)	2006	2005	2004
Revenue
Rental income	9,662	6,429	4,125
Gain on sale of properties	3,468	1,406	663
Total Revenue	13,130	7,835	4,788

Expense
Interest	3,196	1,849	715
Depreciation and amortization	2,757	996	304
Other	3,722	2,306	1,135
Total Expense	9,675	5,151	2,154

Net Income	$3,455	$2,684	$2,634

AmREIT share of Net Income	$967	$161	$1,121

(1) Includes $10.1 million and $11.2 million payable to us as of December 31, 2006 and 2005, respectively.

6. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are net of accumulated amortization of $5.5 million and $2.9 million at December 31, 2006 and 2005, respectively. These assets are amortized over the leases’ remaining terms, which range from 1 month to 17 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $2.7 million, $2.0 million and $475,000 during 2006, 2005 and 2004, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $487,000, $337,000 and $20,000 during 2006, 2005 and 2004, respectively.

Index

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $1.1 million and $558,000 at December 31, 2006 and 2005, respectively and are accreted over the leases’ remaining terms, which range from 1 month to 17 years. Accretion of below-market leases was $526,000, $495,000 and $63,000 during 2006, 2005 and 2004, respectively. Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (out-of-market leases)
2007	$2,344	$166
2008	2,205	178
2009	2,076	184
2010	1,591	318
2011	1,234	290
	$9,450	$1,136

7. NOTES PAYABLE

The Company’s outstanding debt at December 31, 2006 and 2005 consists of the following (in thousands):
	2006	2005
Notes Payable:
Fixed rate mortgage loans	$132,524	$113,927
Fixed-rate unsecured loans*	-	760
Total notes payable	132,524	114,687
Variable-rate unsecured line of credit	11,929	-
Total	$144,453	$114,687

*The fixed-rate unsecured loans were paid off in March 2006.

We have an unsecured credit facility (the "Credit Facility") in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, we renewed our Credit Facility on terms and conditions substantially the same as the previous facility. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. On December 31, 2006, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%. As of December 31, 2006, the interest rate was LIBOR plus 1.55%. As of December 31, 2006, there was $11.9 million outstanding under the Credit Facility. We have approximately $26.1 million available under our line of credit, subject to the covenants above.

As of December 31, 2006, the weighted average interest rate on our fixed-rate debt is 6.02%, and the weighted average remaining life of such debt is 7.1 years. We added fixed-rate debt of $20.0 million during the year ended December 31, 2006. In conjunction with the acquisition of Uptown Park during 2005, we added $49.0 million in fixed-rate debt. All other acquisitions have been funded by cash on hand at the date of the acquisition or through the Credit Facility.

Index

As of December 31, 2006, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007	13,186	-	13,186
2008	1,349	13,410	14,759
2009	1,448	-	1,448
2010	1,555	-	1,555
2011	1,607	-	1,607
Beyond five years	26,136	84,887	111,023
Unamortized debt premiums	-	875	875
Total	$45,281	$99,172	$144,453

8. CONCENTRATIONS

As of December 31, 2006, two properties individually accounted for more than 10% of our consolidated total assets - Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 20% and 15%, respectively of total assets. Consistent with our strategy of investing in areas that we know well, 18 of our properties are located in the Houston metropolitan area. These Houston properties represent 59% of our rental income for the year ended December 31, 2006. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

Tenant	2006	2005	2004

Kroger Company	$2,801	$2,899	$804
IHOP Corporation	2,249	2,249	2,499
CVS/pharmacy	1,046	1,060	935
Landry's Restaurants Inc.	872	445	436
Linens N Things	624	716	-
Barnes & Noble Inc.	438	466	-
	$8,030	$7,835	$4,674

9. FEDERAL INCOME TAXES

The differences between net income for financial reporting purposes and taxable income before distribution deductions relate primarily to temporary differences and merger costs which are expensed for financial reporting purposes. At December 31, 2006 and 2005, the net book bases of real estate assets approximated their tax bases.

Income tax expense consists of the following for the years ended December 31, 2006, 2005 and 2004 which is included in income tax expense or in discontinued operations as appropriate ($ in thousands):

	2006	2005	2004

Current	$ 692	$ 1,006	$ 522
Deferred	171	(287)	15
Total income tax expense	$ 863	$ 719	$ 537

Index

The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries. Additionally, the Taxable REIT Subsidiaries had a net deferred tax asset of $129,000 and $300,000 at December 31, 2006 and 2005, respectively. The deferred tax assets relate to income received from transactions with our merchant development funds, a portion of which has been deferred for financial reporting purposes pursuant to generally accepted accounting principles. However, all of such income will be subject to tax. Our deferred tax liabilities were established to record the tax effect of the differences between the book and tax bases of certain real estate assets of our real estate development and operating and our asset advisory businesses. No valuation allowance was provided on the net deferred tax assets as of December 31, 2006 and 2005 as we believe that it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

For federal income tax purposes, distributions paid to shareholders consist of ordinary income, capital gains and return of capital as follows for our class A common shares:

	2006 (estimated)	2005	2004
Ordinary income	43.5%	60.4%	48.8%
Qualified	1.0%	1.4%	19.6%
Return of capital	54.0%	19.5%	31.0%
Capital gain	1.5%	18.7%	0.6%
Total	100.0%	100.0%	100.0%

10. STOCKHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares— Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of December 31, 2006, there were 6,257,712 of our class A common shares outstanding, net of 292,238 shares held in treasury. During June 2005, we completed an underwritten offering of our class A common shares. We issued 2.76 million shares, including the underwriter’s 360,000 share over-allotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.

Class B Common Shares— The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. We have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of December 31, 2006, there were 1,080,180 of our class B common shares outstanding. In December 2006, we completed a tender offer for approximately 48% of our class B common shares. We repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million.

Class C Common Shares— The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of December 31, 2006, there were 4,145,531 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Index

Class D Common Shares— The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of December 31, 2006, there were 11,039,803 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest— Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

11. RELATED PARTY TRANSACTIONS

See Note 5 regarding investments in merchant development funds and other affiliates and Note 1 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $7.0 million, $4.6 million and $1.4 million were paid by the funds to the Company for 2006, 2005, and 2004, respectively. Additionally, construction revenues of $10.4 million, $2.4 million and $0 were earned from the merchant development funds during 2006, 2005 and 2004, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $823,000, $495,000 and $361,000 were paid by the funds to us for 2006, 2005 and 2004, respectively.

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

On July 23, 2002, we completed a merger with three of our affiliated partnerships, AAA Net Realty Fund IX, Ltd., AAA Net Realty Fund X, Ltd., and AAA Net Realty Fund XI, Ltd. We accounted for this merger as a purchase, whereby the assets of the partnerships were recorded at fair value. We increased our real estate assets by approximately $24.3 million and issued approximately 2.6 million shares of Class B common stock to the limited partners in the affiliated partnerships as a result of the merger. The acquired properties are unencumbered, single tenant, free standing properties on lease to national and regional tenants, where the lease is the direct obligation of the parent company.

In June 1998, our predecessor merged with American Asset Advisors Corp., which was wholly-owned by our President and CEO. Subsequent to the merger, we paid deferred compensation to him in the form of additional Class A Common shares. These share issuances were recorded as deferred merger expenses in our statements of operations. During 2004, we issued 241,000 shares to him under the deferred consideration agreement as a result of the issuance of additional class C common shares, resulting in a non-cash charge to earnings of $1.7 million. This share issuance in 2004 represented the final installment of shares owed to him pursuant to the agreement. To date, we have issued 900,000 class A common shares to him, and no further shares will be issued under this arrangement.

On March 20, 2002, we formed AAA CTL Notes, Ltd. (“AAA”), a majority owned subsidiary which is consolidated in our financial statements, through which we purchased fifteen IHOP leasehold estate properties and two IHOP fee simple properties.

Index

12. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

During 2006, we invested approximately $28 million through the acquisition of two properties and generated proceeds of $6.7 million from the sale of four properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.

On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex which was developed in 2005. The center’s tenants include, among others, Pei-Wei, Grotto and Century Bank. Uptown Plaza is located at the corner of McKinney and Pearl Street in an infill location with high barriers to entry and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our credit facility. In December 2006, we acquired an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas which we intend to sell. This property is classified as held for sale in the occupancy balance sheet as of December 31, 2006.

Additionally, during the quarter ended March 31, 2006, we sold two properties which were recorded as real estate held for sale at December 31, 2005. These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values. Additionally, we sold one of our properties that was held for investment for proceeds of $2.0 million, which generated a $285,000 gain during the quarter ended June 30, 2006.

During 2005, we invested over $110 million through the acquisition of three properties. The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Additionally, we sold ten single-tenant non-core properties for $16.6 million in cash to unrelated third parties resulting in gains of $3.4 million. We also completed the sale of six single-tenant retail properties that were acquired for resale for a total of approximately $11.5 million in cash. On December 15, 2005, we utilized the net proceeds from the disposition of our non-core properties to acquire a 39,000 square foot multi-tenant retail project located adjacent to the MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas. We purchased the MacArthur Park Shopping Center on December 27, 2004.

On September 30, 2005, we acquired for cash The South Bank, a 47,000 multi-tenant retail center located on the San Antonio Riverwalk in San Antonio, Texas. The property is located at the corner of a major downtown intersection and is accessible from both the river and street levels. Tenants on the Property include, among others, Hard Rock Café, Starbucks, Ben & Jerry’s, Harley-Davidson and The County Line. The property was funded with cash and the placement of long-term fixed-rate debt. The cash portion of the purchase consideration was substantially funded by the net proceeds from the secondary offering of our class A common shares as discussed above. The debt has a term of 10 years and is payable interest-only to maturity at a fixed interest rate of 5.91% with the entire principal amount due in 2016.

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

13. COMMITMENTS

In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $334,000, $233,000 and $183,000, respectively.

Index

A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2007	$320
2008	319
2009	204
2010	22
2011	22
2012 & thereafter	-
Total	$887

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. At December 31, 2006, this segment consists of 49 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. The consolidated assets of AmREIT are substantially all in this segment. Additionally, substantially all of the increase in total assets during the year ended December 31, 2006 occurred within the portfolio segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operation consists of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests to retail investors, in which AmREIT indirectly invests as both the general partner and as a limited partner (see Note 5). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

Index

			Asset Advisory/Sponsorship
2006 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	$30,139	$49	$-	$-	$-	$30,188
Securities commission income	-	-	6,554	-	-	6,554
Real estate fee income	-	8,317	-	-	-	8,317
Construction revenues	-	13,460	-	-	-	13,460
Asset Management Fee Income	-	-	-	823	-	823
Total revenue	30,139	21,826	6,554	823	-	59,342

Securities commissions	-	-	5,732	-	-	5,732
Depreciation and amortization	8,734	7		-	-	8,741
Property expense	6,828	-	23	-	-	6,851
Construction costs	-	12,290	-	-	-	12,290
Legal and professional	1,248	1,284	69	-	-	2,601
General and administrative	1,819	5,219	2,284	167	-	9,489
Total expenses	18,629	18,800	8,108	167	-	45,704

Interest expense	(7,519)	(330)	(234)	-	-	(8,083)
Other income (expense)	1,033	(415)	602	152	-	1,372
Income from discontinued operations	281	355	-	-	-	636

Net income (loss)	$5,305	$2,636	$(1,186)	$808	$-	$7,563

Index

			Asset Advisory/Sponsorship
2005 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	$22,514	$-	$-	$-	$-	$22,514
Securities commission income	-	-	10,350	-	(9,187)	1,163
Real estate fee income	-	5,073	-	-	-	5,073
Construction revenues	-	4,736	-	-	-	4,736
Asset management fee income	-	-	-	495	-	495
Total revenue	22,514	9,809	10,350	495	(9,187)	33,981

Securities commissions	-	-	8,076	-	(7,064)	1,012
Depreciation and amortization	6,046	-	-	-	-	6,046
Property expense	4,803	57	-	-	-	4,860
Construction costs	-	4,283	-	-	-	4,283
Legal and professional	1,214	532	112	1	-	1,859
General and administrative	1,657	3,595	2,820	260	(2,123)	6,209
Total expenses	13,720	8,467	11,008	261	(9,187)	24,269

Interest expense	(5,816)	(572)	(24)	-	-	(6,412)
Other income (expense)	270	(19)	(60)	56	-	247
Income from discontinued operations	4,584	1,995	-	-	-	6,579

Net income (loss)	$7,832	$2,746	$(742)	$290	$-	$10,126

Index

			Asset Advisory/Sponsorship
2004 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	$10,229	$-	$-	$-	$-	$10,229
Securities commission income	-	-	7,656	-	(4,914)	2,742
Real estate fee income	-	1,852	-	-	-	1,852
Construction revenues	-	-	-	-	-	-
Asset management fee income	-	-	-	361	-	361
Total revenue	10,229	1,852	7,656	361	(4,914)	15,184

Deferred merger expense	1,682	-	-	-	-	1,682
Securities commissions	-	-	6,270	-	(3,862)	2,408
Depreciation and amortization	1,817	-	-	-	-	1,817
Property expense	1,413	5	-	-	-	1,418
Construction costs	-	-	-	-	-	-
Legal and professional	917	649	80	-	-	1,646
General and administrative expense	929	1,951	2,405	101	(1,052)	4,334
Total expenses	6,758	2,605	8,755	101	(4,914)	13,305

Interest expense	(3,234)	(56)	-	-	-	(3,290)
Other income (expense)	(141)	629	(79)	591	-	1,000
Income (loss) from discontinued operations	(203)	1,202	-	-	-	999

Net income (loss)	$(107)	$1,022	$(1,178)	$851	$-	$588

Index

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2006 and 2005 (amounts in thousands, except per share data):

2006:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$11,588	$13,260	$14,077	$20,664
Reclassified to discontinued operations	(12)	-	-	-
Reclassified to other income (1)	(235)	-	-	-
Adjusted Revenues	11,341	13,260	14,077	20,664
Net (loss) income available to class A shareholders	(1,813)	(1,661)	(1,352)	947
Net (loss) income per class A share: basic and diluted	(0.28)	(0.26)	(0.22)	0.15

2005:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$6,119	$7,031	$9,418	$12,636
Reclassified to discontinued operations	(491)	(19)	(8)	-
Reclassified to other income (1)	(188)	(108)	(358)	(51)
Adjusted Revenues	5,440	6,904	9,052	12,585
Net (loss) income available to class A shareholders	(274)	(310)	(635)	2,101
Net (loss) income per class A share: basic and diluted	(0.08)	(0.07)	(0.10)	0.32

(1) During 2006, we reclassified interest income from Revenues to Other Income in the accompanying consolidated statements of operations. We made similar reclassifications to prior periods in order to conform to the current year presentation.

Index

Schedule III
Consolidated Real Estate Owned and Accumulated Depreciation
December 31, 2006

	Initial Cost				Total Cost
Property Description	Building and Improvements	Land	Investment in Direct Financing Lease	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Real Estate Held for Sale	Investment in Direct Financing Lease	Total	Accumulated Depreciation	Date Acquired	Encumbrances

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	-	(7,130)	4,789,514	4,335,486	-	-	9,125,000	378,657	07-21-04	3,967,152
Cinco Ranch, Texas	11,558,491	2,666,534	-	839	11,557,638	2,668,226	-	-	14,225,864	915,256	07-01-04	8,297,863
Courtyard Square, Texas	1,777,161	4,133,641	-	24,400	1,784,450	4,150,752	-	-	5,935,202	159,396	06-15-04	-
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	-	1,028,056	3,410,547	1,369,064	-	-	4,779,611	797,558	06-03-98	-
McArthur Park Pads, Texas	5,853,816	6,946,048	-	3,602	5,857,417	6,946,049	-	-	12,803,466	298,531	12-15-05	-
McArthur Park, Texas	26,445,219	8,637,580	-	(14,138)	26,431,081	8,637,580	-	-	35,068,661	1,859,776	12-27-04	13,410,000
Plaza in the Park, Texas	17,375,782	13,257,976	-	102,593	17,474,559	13,261,792	-	-	30,736,351	1,371,641	07-01-04	17,537,800
Riverwalk, Texas	17,148,688	7,979,779	-	179,007	17,318,506	7,988,968	-	-	25,307,474	644,269	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	-	-	3,016,816	1,280,043	-	-	4,296,859	673,721	07-01-98	2,286,092
Terrace Shops, Texas	2,544,592	2,212,278	-	66,125	2,610,717	2,212,278	-	-	4,822,995	209,527	12-15-03	2,731,296
Uptown Park, Texas	27,060,070	36,976,809	-	1,085,822	28,257,600	36,865,101	-	-	65,122,701	1,810,444	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	-	1,768	14,131,566	9,295,665	-	-	23,427,231	379,930	03-30-06	-
Uptown Plaza, Texas	4,887,774	7,796,383	-	141,553	5,029,327	7,796,383	-	-	12,825,710	410,863	12-10-03	-
Total Shopping Centers	138,989,828	106,874,800	-	2,612,497	141,669,738	106,807,387	-	-	248,477,125	9,909,569		117,230,203

SINGLE TENANT
410 and Blanco, Texas	-	1,318,418	-	165,742	50,943	1,433,217	-	-	1,484,160	2,857	12-17-04	-
Advance Auto, Illinois	-	552,258	-	182,238	107,190	627,306	-	-	734,496	n/a	06-03-04	-
Advance Auto, Illinois	-	623,055	-	770,471	765,471	628,055	-	-	1,393,526	6,665	01-27-06	-
Advance Auto, Missouri	-	361,187	-	12,574	-	373,761	-	-	373,761	n/a	02-13-04	-
Advance Auto, Missouri	-	352,508	-	92,058	92,058	352,508	-	-	444,566	n/a	09-24-04	-
Baptist Memorial Health, Tennessee	1,455,429	623,755	-	573,347	2,028,525	624,006	-	-	2,652,531	179,657	07-23-02	-
CVS Pharmacy, Texas	-	2,665,332	-	23,664	-	2,688,996	-	-	2,688,996	n/a	01-10-03	-
Fontana Tract, Texas	-	2,700,000	-	7,786	-	-	2,707,786	-	2,707,786	n/a	12-11-06	-
Golden Corral, Texas	1,093,139	718,702	-	10,926	1,099,818	722,949	-	-	1,822,767	125,727	07-23-02	-
Golden Corral, Texas	1,290,347	553,006	-	10,719	1,297,850	556,222	-	-	1,854,072	148,366	07-23-02	-
IHOP, California	-	-	987,204	30,694	-	-	-	1,017,898	1,017,898	Note B	08-23-02	667,803
IHOP, Colorado	-	-	1,104,574	(28,775)	-	-	-	1,075,799	1,075,799	Note B	08-23-02	749,000
IHOP, Kansas		450,984	958,975	62,367	-	450,984	-	1,021,342	1,472,326	n/a	09-30-99	-
IHOP, Kansas	-	-	876,324	21,615	-	-	-	897,939	897,939	Note B	04-16-02	664,685
IHOP, Louisiana	-	-	1,464,105	(111,630)	-	-	-	1,352,475	1,352,475	Note B	04-23-02	1,107,290
IHOP, Missouri	-	-	1,203,723	(47,521)	-	-	-	1,156,202	1,156,202	Note B	05-17-02	914,916
IHOP, New Mexico	-	-	884,965	(40,677)	-	-	-	844,288	844,288	Note B	04-23-02	670,066
IHOP, New York	-	-	1,125,356	31,367	-	-	-	1,156,723	1,156,723	Note B	04-16-02	841,843
IHOP, Oregon	-	-	1,036,506	22,474	-	-	-	1,058,980	1,058,980	Note B	04-16-02	785,252
IHOP, Oregon	-	-	730,472	(41,126)	-	-	-	689,346	689,346	Note B	05-17-02	551,145
IHOP, Tennessee	-	469,502	1,074,438	72,850	-	469,502	-	1,147,288	1,616,790	n/a	07-26-02	1,199,366
IHOP, Tennessee			1,050,313	32,152	-	-	-	1,082,465	1,082,465	Note B	08-23-02	695,923
IHOP, Texas		740,882	962,752	63,541	-	740,882	-	1,026,293	1,767,175	n/a	09-22-99	1,154,689
IHOP, Texas			886,212	27,678	-	-	-	913,890	913,890	Note B	04-16-02	673,475
IHOP, Texas			1,144,152	35,734	-	-	-	1,179,886	1,179,886	Note B	08-23-02	801,540
IHOP, Utah		457,493	1,067,483	45,438	-	457,493	-	1,112,921	1,570,414	n/a	07-25-02	1,109,772
IHOP, Virginia			741,991	14,465	-	-	-	756,456	756,456	Note B	04-23-02	557,937
IHOP, Virginia		-	839,240	13,345	-	-	-	852,585	852,585	Note B	06-21-02	634,361
IHOP, Virginia			850,110	11,098	-	-	-	861,208	861,208	Note B	07-18-02	640,225
McAlister Deli, Illinois	-	550,425	-	438,745	438,745	550,425	-	-	989,170	n/a	07-19-06	-
Popeye's, Georgia	778,772	333,758	-	-	778,772	333,758	-	-	1,112,530	89,026	07-23-02	-
Smokey Bones, Georgia		773,800	-	(60,414)	-	713,386	-	-	713,386	n/a	12-18-98	-
TGI Friday's, Maryland	-	1,473,613	-	860	-	1,474,473	-	-	1,474,473	n/a	09-16-03	-
TGI Friday's, Texas	1,425,843	611,075	-	39,894	1,453,769	623,043	-	-	2,076,812	166,189	07-23-02	-
Washington Mutual, Texas	-	562,846	-	-	-	562,846	-	-	562,846	n/a	09-23-96	-
Washington Mutual, Texas	-	851,974	-	-	-	851,974	-	-	851,974	n/a	12-11-96	-
Total Single Tenant	6,043,530	17,744,573	18,988,895	2,483,699	8,113,141	15,235,786	2,707,786	19,203,984	45,260,697	718,487		14,419,288

Total	$145,033,358	$124,619,373	$18,988,895	$5,096,196	$149,782,879	$122,043,173	$2,707,786	$19,203,984	$293,737,822	$10,628,056		$131,649,491

Note A - The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.
Note B - The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.
Note C - As of December 31, 2006, the aggregate book basis of our properties approximated the aggregate tax basis.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2006 is as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2003	$72,243,267	$2,520,633
Acquisitions / additions	104,136,245	-
Disposals	(7,682,772)	(478,806)
Impairment	(1,300,000)	-
Transfer to held for sale	(478,806)	-
Depreciation expense	-	1,519,667
Balance at December 31, 2004	$166,917,934	$3,561,494
Acquisitions / additions	106,619,151	-
Disposals	(21,444,663)	(1,352,195)
Impairment	-	-
Transfer to held for sale	(1,279,852)	-
Depreciation expense	-	3,734,200
Balance at December 31, 2005	$250,812,570	$5,943,499
Acquisitions / additions	31,929,242	-
Disposals	(8,207,968)	(331,253)
Impairment	-	-
Transfer to held for sale	-	-
Depreciation expense	-	5,016,230
Balance at December 31, 2006	$274,533,844	$10,628,476

S-1