Form 10-Q
period 2007-03-31
AMREIT
filed 2007-05-15
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number: 0-28378
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

As of May 9, 2007 there were 6,409,925 class A, 1,041,360 class B, 4,178,031 class C and 11,100,407 class D common shares of beneficial interest of AmREIT, $.01 par value per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate investments at cost:
Land	$133,345	$124,751
Buildings	140,360	140,487
Tenant improvements	9,409	9,296
	283,114	274,534
Less accumulated depreciation and amortization	(11,871)	(10,628)
	271,243	263,906
Net investment in direct financing leases held for investment	19,200	19,204
Intangible lease cost, net	15,278	16,016
Investment in merchant development funds and other affiliates	2,564	2,651
Net real estate investments	308,285	301,777

Cash and cash equivalents	7,274	3,415
Tenant receivables, net	4,480	4,330
Accounts receivable, net	703	1,772
Accounts receivable - related party	2,482	1,665
Notes receivable - related party	11,269	10,104
Deferred costs	2,247	2,045
Other assets	2,841	3,322
TOTAL ASSETS	$339,581	$328,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$161,914	$144,453
Accounts payable and other liabilities	4,850	9,162
Below market leases, net	3,822	3,960
Security deposits	678	668
TOTAL LIABILITIES	171,264	158,243

Minority interest	1,153	1,137

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A Common shares, $.01 par value, 50,000,000 shares authorized,
6,580,305 and 6,549,950 shares issued, respectively	66	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized,
1,049,825 and 1,080,180 shares issued, respectively	10	11
Class C Common shares, $.01 par value, 4,400,000 shares authorized,
4,167,338 and 4,145,531 shares issued, respectively	42	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized,
11,058,788 and 11,039,803 shares issued, respectively	111	110
Capital in excess of par value	194,462	194,696
Accumulated distributions in excess of earnings	(26,236)	(23,749)
Cost of treasury shares, 177,984 and 292,238 Class A shares, respectively	(1,291)	(2,124)
TOTAL SHAREHOLDERS' EQUITY	167,164	169,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$339,581	$328,430

See Notes to Consolidated Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(in thousands, except per share data)

	2007	2006
Revenues:
Rental income from operating leases	$7,082	$5,973
Earned income from direct financing leases	507	507
Real estate fee income	694	751
Real estate fee income - related party	713	767
Construction revenues	97	621
Construction revenues - related party	876	1,173
Securities commission income - related party	993	1,391
Asset management fee income - related party	284	158
Total revenues	11,246	11,341

Expenses:
General and administrative	2,210	1,879
Property expense	1,730	1,015
Construction costs	861	1,675
Legal and professional	295	312
Real estate commissions	421	540
Securities commissions	829	1,257
Depreciation and amortization	1,941	2,182
Total expenses	8,287	8,860

Operating income	2,959	2,481

Other income (expense):
Interest and other income - related party	244	235
(Loss) income from merchant development funds and other affiliates	(12)	98
Federal income tax benefit for taxable REIT subsidiary	201	83
Interest expense	(2,357)	(1,743)
Minority interest in income of consolidated joint ventures	(36)	(36)

Income before discontinued operations	999	1,118

Income (loss) from discontinued operations, net of taxes	4	(30)
Gain on sales of real estate acquired for resale, net of taxes	-	5
Income (loss) from discontinued operations	4	(25)

Net income	1,003	1,093

Distributions paid to class B, C and D shareholders	(2,705)	(2,906)

Net loss available to class A shareholders	$(1,702)	$(1,813)

Net (loss) income per class A common share - basic and diluted
Loss before discontinued operations	$(0.27)	$(0.28)
Income from discontinued operations	0.00	0.00
Net loss	$(0.27)	$(0.28)

Weighted average class A common shares used to
compute net loss per share, basic and diluted	6,320	6,425

See Notes to Consolidated Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2007
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions
	Common Shares	excess of	in excess of	Cost of
	Amount	par value	earnings	Treasury shares	Total

Balance at December 31, 2006	$227	$194,696	$(23,749)	$(2,124)	$169,050

Net income	-	-	1,003	-	1,003
Deferred compensation issuance of restricted shares, Class A	-	(747)	-	833	86
Issuance of common shares, Class A	1	-	-	-	1
Repurchase of common shares, Class B	(1)	-	-	-	(1)
Amortization of deferred compensation	-	169	-	-	169
Issuance of common shares, Class C	1	436	-	-	437
Retirement of common shares, Class C	-	(220)	-	-	(220)
Issuance of common shares, Class D	1	1,109	-	-	1,110
Retirement of common shares, Class D	-	(981)	-	-	(981)
Distributions	-	-	(3,490)	-	(3,490)

Balance at March 31, 2007	$229	$194,462	$(26,236)	$(1,291)	$167,164

See Notes of Consolidated Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,003	$1,093
Adjustments to reconcile net income to net cash
provided by operating activities:
Investment in real estate acquired for resale	-	(623)
Proceeds from sales of real estate acquired for resale	1,398	1,146
Gain on sales of real estate acquired for resale	-	(5)
Income (loss) from merchant development funds and other affiliates	12	(98)
Depreciation and amortization	1,928	2,186
Amortization of deferred compensation	169	131
Minority interest in income of consolidated joint ventures	41	36
Distributions from merchant development funds and other affiliates	20	15
(Increase) decrease in tenant receivables	(150)	242
Decrease in accounts receivable	1,069	59
(Increase) decrease in accounts receivable - related party	(817)	812
Cash receipts from direct financing leases
more than income recognized	4	2
Decrease (increase) in other assets	468	(177)
Increase in accounts payable and other liabilities	(4,227)	(3,826)
Increase in security deposits	10	56
Net cash provided by operating activities	928	1,049

Cash flows from investing activities:
Improvements to real estate	(898)	(676)
Acquisition of investment properties	(9,157)	(23,967)
Loans to affiliates	(1,165)	(1,460)
Payments from affiliates	-	4,535
Additions to furniture, fixtures and equipment	(10)	(63)
Distributions from merchant development funds and other affiliates	55	30
Proceeds from sale of investment property	-	2,463
Increase (decrease) in preacquisition costs	(21)	10
Net cash used in investing activities	(11,196)	(19,128)

Cash flows from financing activities:
Proceeds from notes payable	52,257	25,889
Payments of notes payable	(34,738)	(7,247)
Increase in deferred costs	(223)	-
Purchase of treasury shares	-	(975)
Retirement of common shares	(1,201)	(1,126)
Issuance costs	(2)	(36)
Distributions	(1,941)	(2,097)
Distributions to minority interests	(25)	(24)
Net cash provided by financing activities	14,127	14,384

Net increase (decrease) in cash and cash equivalents	3,859	(3,695)
Cash and cash equivalents, beginning of period	3,415	5,915
Cash and cash equivalents, end of period	$7,274	$2,220

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,299	$1,713
Income taxes	-	909

Supplements schedule of noncash investing and financing activities

During 2007 and 2006, we converted 30,000 and 35,000 B shares to A shares, respectively.  Additionally, during 2007 and 2006, we issued Class C and D shares with a value of $1.6 million and $1.6 million, respectively, in satisfaction of dividends through the dividend reinvestment program.

In 2007, we issued 117,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year periods, respectively.  We recorded $1.0 million in deferred compensation related to the issuance of the restricted shares.

In 2006, we issued 89,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively.  We recorded $626,000 in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

We are an established real estate company that, at our core, are value creators who have delivered results to our investors for 22 years. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our mission is to build a real estate business with complementary operations that reduce our sensitivity to changing market cycles.

We view ourselves as having two distinct companies in one: our institutional-grade portfolio of Irreplaceable Corners - premier retail properties in high-traffic, highly populated areas - which are held for long-term value and provide a foundation to our funds from operations (FFO) growth through a steady stream of rental income; and our advisory/sponsorship business that broadens our access to capital and raises equity for a series of merchant development funds, resulting in recurring income from assets under management. We are able to add more of a growth component to the recurring-income nature of each company as well as provide earnings potential from multiple sources with our real estate development and operating business, which seeks to provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business portfolios and to third parties.

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million. As of March 31, 2007:
•	We owned a real estate portfolio consisting of 49 properties located in 15 states that had a book value of $340 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $131 million in contributed capital; and
•	We had over 1.2 million square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory/sponsorship business and for third parties.

Our direct predecessor, American Asset Advisers Trust, Inc. (“AAA”), was formed as a Maryland corporation in 1993. Prior to 1998, AAA was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, AAA merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.

Our Class A Common Shares are traded on the American Stock Exchange under the symbol “AMY.” Our offices are located at 8 Greenway Plaza, Suite 1000 Houston, Texas 77046. Our telephone number is 713.850.1400 and we maintain an internet site at www.amreit.com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts and those of our wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise control, are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 During the three months ended March 31, 2007and 2006, we recognized lease termination fees of $0 and $151 thousand, respectively, which have been included in rental income from operating leases. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of March 31, 2007, $94,000 of unbilled receivables has been included in “Accounts receivable” and $244,000 of unbilled receivables due from related parties has been included in “Accounts receivable - related party.” As of December 31, 2006, $126,000 of unbilled receivables has been included in “Accounts receivable” and $14,000 of unbilled receivables due from related parties has been included in “Accounts receivable - related party.” We had advance billings of $47,000 and $44,000 as of March 31, 2007 and December 31, 2006, respectively.

Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company (ASC). Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid out to the unaffiliated selling broker dealer and reflected as securities commission expense. There has been no change in the underlying operations of ASC - we will continue to raise capital for AmREIT and affiliated entities as needed and as available on cost-effective terms. ASC’s activities for 2007 to date have been limited to capital-raising for our affiliated merchant development funds.

REAL ESTATE INVESTMENTS

Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred.  Such costs are expensed if and when the acquisition becomes no longer probable.  During the periods ended March 31, 2007 and March 31, 2006 we capitalized $79,000 and $19,000, respectively, in interest on properties under development.

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

Depreciation— Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale— Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2007 and December 31, 2006, we did not have any properties that were classified as real estate held for sale.

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

Impairment - Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables— Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $136,000 and $157,000, respectively, related to our tenant receivables.

Accounts receivable - Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of March 31, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.

Notes receivable - related party - Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the merchant development funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (8.25% at March 31, 2007) and are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of March 31, 2007 and December 31, 2006 totaled $463,000 and $421,000, respectively. Accumulated amortization related to deferred leasing costs as of March 31, 2007 and December 31, 2006 totaled $310,000 and $264,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the three months ended March 31, 2007.

	Non-vested	Weighted Average grant
Shares		date fair value
Beginning of period	355,599	$7.31
Granted	117,622	8.52
Vested	(44,187)	7.31
Forfeited	(13,479)	7.16
End of period	415,555	$7.65

The weighted-average grant date fair value of restricted shares issued during the three months ended March 31, 2007 and 2006 was $7.65 per share and $7.37 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $323,000 and $238,000 respectively. Total compensation cost recognized related to restricted shares during the three months ended March 31, 2007 and 2006 was $169,000 and $131,000, respectively. As of March 31, 2007, total unrecognized compensation cost related to restricted shares was $2.6 million, and the weighted average period over which we expect this cost to be recognized is 4.5 years.

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

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our shares are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. None of the employer contribution can be matched in our shares.

Share Options - We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of March 31, 2007 and December 31, 2006, none of these options have been granted.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal - AmREIT has elected to be taxed as a REIT under the Internal Revenue Code of 1986, and is, therefore, not subject to Federal income taxes to the extent of dividends paid, provided it meets all conditions specified by the Internal Revenue Code for retaining its REIT status, including the requirement that at least 90% of its real estate investment trust taxable income be distributed to shareholders.

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

State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax” effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded an income tax provision of $45,000 for the Texas Margin Tax for the quarter ended March 31, 2007.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 20.5 million and 25.7 million potential common shares for the three months ended March 31, 2007 and 2006, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A share for the three and nine months ended March 31, as indicated:

	Quarter
	2007	2006
Loss to class A common shareholders*	(1,702)	($1,813)
Weighted average class A common shares outstanding*	6,320	6,425
Basic and diluted loss per share	(0.27)	($0.28)

* In thousands

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

As of March 31, 2007, the carrying value of our total debt obligations was $161.9 million, $152.1 million of which represented fixed rate obligations and had an estimated fair value of $153.4 million. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million.

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

As of March 31, 2007, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $4.7 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We adopted this interpretation during the first quarter of 2007, and it had no material effect on our consolidated financial statements.

In September 2006, The Financial Accounting Standards Board (“FASB”) issued “SFAS No.157,” Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued "SFAS No. 159,"  The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands, except for per share data):

	Quarter
	2007	2006
Rental revenue and earned income from DFL	$24	$28
Gain on sale of real estate held for investment	-	(7)
Gain on sale of real estate held for resale	-	5
Total revenues	24	26
Property expense	-	(12)
Other general and administrative	(1)	(15)
Federal income tax expense	(4)	-
Legal and professional	(1)	(8)
Depreciation and amortization	(3)	(10)
Minority interest	(6)	-
Interest expense	(5)	(6)
Total expenses	(20)	(51)
Income (loss) from discontinued operations	4	(25)
Basic and diluted income from discontinued operations
per class A common share	$0.00	$0.00

STOCK ISSUANCE COSTS

Issuance costs incurred in the raising of capital through the sale of common shares are treated as a reduction of shareholders’ equity.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

RECLASSIFICATIONS

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements. Such reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.

3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS

Merchant Development Funds
As of March 31, 2007, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These six merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%. See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”)— AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary of AmREIT, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and, as of March 31, 2007, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”)— AmREIT Income & Growth Corporation, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG.

AmREIT Monthly Income & Growth Fund (“MIG”)— AmREIT Monthly Income & Growth Corporation, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG.

AmREIT Monthly Income & Growth Fund II (“MIG II”)— AmREIT Monthly Income & Growth II Corporation, our wholly- owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II.

AmREIT Monthly Income & Growth Fund III (“MIG III”)— AmREIT Monthly Income & Growth III Corporation, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation, our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006, and, as of March 31, 2007, had raised approximately $10.1 million. We expect our limited partnership interest at completion of the offering to be between 0.8% and 1.6%.

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios*		LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference*

AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$10.1 million	7.9%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

* Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. Thereafter, the LPs share in 90% of the cash distributions until they receive a 10% preferred return.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $631,000 and $900,000 during the three months ended March 31, 2007 and March 31, 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $107,000 and $134,000 during the three months ended March 31, 2007 and March 31, 2006, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$19,345	$2,146	$19,408	$2,146
Accumulated amortization	(5,297)	(916)	(4,728)	(810)
Intangible lease cost, net	$14,048	$1,230	$14,680	$1,336

Acquired lease intangible liabilities (below-market leases) of $5.0 million as of March 31, 2007 and December 31, 2006, are net of previously accreted minimum rent of $1.2 million and $1.1 million at March 31, 2007 and December 31, 2006, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income was $137,000 and $116,000 during the three months ended March 31, 2007 and March 31, 2006, respectively.
5. NOTES PAYABLE

Our outstanding debt at March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Fixed rate mortgage loans	$152,059	$132,524
Variable-rate unsecured line of credit	9,855	11,929
Total Notes Payable	$161,914	$144,453

We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On March 31, 2007, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to 2.35%. As of March 31, 2007, the interest rate was LIBOR plus 1.55%. As of March 31, 2007, there was a balance outstanding of $9.9 million under the Credit Facility. We have approximately $28.1 million available under the Credit Facility, subject to the covenants above. We have $2.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under the Credit Facility.

As of March 31, 2007, the weighted average interest rate on our fixed-rate debt was 5.97%, and the weighted average remaining life of such debt was 7.3 years. We added fixed-rate debt of $19.9 million during the three months ended March 31, 2007. We added fixed-rate debt of $20.0 million during 2006.

As of March 31, 2007, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007 (includes Credit Facility)	$950	9,855	10,805
2008	1,349	13,410	14,759
2009	1,449	-	1,449
2010	1,555	-	1,555
2011	1,607	3,075	4,682
Beyond five years	3,663	124,185	127,848
Unamortized debt premiums	-	816	816
Total	$10,573	$151,341	$161,914

6. CONCENTRATIONS

As of March 31, 2007, two properties individually accounted for more than 10% of our consolidated total assets - Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 20% and 15%, respectively, of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 58% of our rental income for the three months ended March 31, 2007. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants for the three month periods ended March 31 ($ in thousands):

	Quarter
Tenant	2007	2006

Kroger	$585	$570
IHOP Corporation	562	562
Landry’s	261	128
CVS/Pharmacy	242	247
Hard Rock Café International	178	153
Cosniac Restaurant Group	154	126
Champps Entertainment, Inc.	138	140
Starbucks	135	112
Linens ‘N Things	120	116
McCormick & Schmicks	117	116
	$2,492	$2,270

7. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares— Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of March 31, 2007, there were 6,580,305 of our class A common shares outstanding, net of 177,984 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.

Class B Common Shares— The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of stock. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option. We have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of March 31, 2007, there were 1,049,825 of our class B common shares outstanding. In December 2006, we completed a tender offer for approximately 48% of our class B common shares. We repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million.

Class C Common Shares— The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. The class C common shares are convertible beginning in August 2010. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of March 31, 2007, there were 4,167,338 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares— The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011. We have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of March 31, 2007, there were 11,058,788 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest— Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

8. RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $713,000 and $767,000 was paid by our merchant development funds to us for the three months ended March 31, 2007 and March 31, 2006, respectively. Additionally, construction revenues of $876,000 and $1.2 million were earned from the merchant development funds during 2007 and 2006, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $284,000 and $158,000 were paid by the funds to us for the three months ended March 31, 2007 and March 31, 2006, respectively.

As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, we maintain an 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

On March 20, 2002, we formed AAA CTL Notes, Ltd. (“AAA”), a majority-owned subsidiary which is consolidated in our financial statements, through which we purchased 15 IHOP leasehold estate properties and two IHOP fee simple properties.

9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas. The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood. Additionally, during the quarter ended March 31, 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex which was developed in 2005. The center’s tenants include, among others, Pei-Wei, Grotto and Century Bank. Uptown Plaza is located at the corner of McKinney Avenue and Pearl Street in an infill location with high barriers to entry and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our Credit Facility.

Additionally, during the quarter ended March 31, 2006, we sold two properties which were recorded as real estate held for sale at December 31, 2005. These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values.

10. COMMITMENTS

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the three months ended March 31, 2007 and 2006 was $70,000 and $61,000, respectively.

11. SEGMENT REPORTING

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 49 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the three months ended March 31, 2007 occurred within the portfolio segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operations consist of an NASD registered securities business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests to retail investors, in which we invest as both the general partner and as a limited partner (see Note 3). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.

			Asset Advisory Business
For the three months ended March 31, 2007	Portfolio	Real Estate Development & Operations	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	$7,589	$-	$-	$-	$-	$7,589
Securities commission income	-	-	993	-	-	993
Real estate fee income	-	1,407	-	-	-	1,407
Construction revenues	-	973	-	-	-	973
Asset management fee income	-	-	-	284	-	284
Total revenues	7,589	2,380	993	284	-	11,246

General and administrative	435	1,223	486	66	-	2,210
Property expense	1,694	36	-	-	-	1,730
Construction costs	-	861	-	-	-	861
Legal and professional	198	87	10	-	-	295
Real estate commissions	-	421	-	-	-	421
Securities commissions	-	-	829	-	-	829
Depreciation and amortization	1,941	-	-	-	-	1,941
Total expenses	4,268	2,628	1,325	66	-	8,287

Interest expense	(2,229)	(125)	(3)	-	-	(2,357)
Other income/(expense)	217	163	114	(97)	-	397

Income (loss) from discontinued operations	-	4	-	-	-	4

Net income (loss)	$1,309	$(206)	$(221)	$121	$-	$1,003

			Asset Advisory Business
For the three months ended March 31, 2006	Portfolio	Real Estate Development & Operations	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	$6,480	$-	$-	$-	$-	$6,480
Securities commission income	-	-	1,391	-	-	1,391
Real estate fee income	-	1,518	-	-	-	1,518
Construction revenues	-	1,794	-	-	-	1,794
Asset management fee income	-	-	-	158	-	158
Total revenues	6,480	3,312	1,391	158	-	11,341

General and administrative	372	1,001	489	17	-	1,879
Property expense	1,004	11	-	-	-	1,015
Construction costs	-	1,675	-	-	-	1,675
Legal and professional	242	60	10	-	-	312
Real estate commissions	-	540	-	-	-	540
Securities commissions	-	-	1,257	-	-	1,257
Depreciation and amortization	2,182	-	-	-	-	2,182
Total expenses	3,800	3,287	1,756	17	-	8,860

Interest expense	(1,579)	(161)	(3)	-	-	(1,743)
Other income/ (expense)	309	58	(10)	23	-	380

Income (loss) from discontinued operations	(27)	2	-	-	-	(25)

Net income (loss)	$1,383	$(76)	$(378)	$164	$-	$1,093

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

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2006 consolidated financial statements and notes thereto included in our filing on Form 10-K for the year ended December 31, 2006. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

We are an established real estate company that, at our core, are value creators who have delivered results to our investors for 22 years. We have elected to be taxed as a REIT for federal income tax purposes. Our mission is to build a real estate business with the potential to realize profitable growth year over year regardless of market cycles. Our structure consists of two distinct companies, representing three synergistic businesses that provide earnings potential from multiple sources. First, we own an institutional-grade portfolio of Irreplaceable Corners - premier retail properties in high-traffic, highly populated areas - which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. Second, our advisory/sponsorship business broadens our avenues to capital and raises capital for a series of merchant development funds. And third, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business’s portfolios and to third parties. These three business segments add value to the overall Company and, together, give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million. As of March 31, 2007:
•	We owned a real estate portfolio consisting of 49 properties located in 15 states that had a book value of $340 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $131 million in contributed capital; and
•	We had over 1.2 million square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory/sponsorship business and for third parties.

Portfolio of Irreplaceable Corners
Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas. Because of their location and exposure as central gathering places, we believe these centers attract well established tenants and can withstand the test of time, providing our shareholders a steady rental income stream.

As of March 31, 2007, we owned a real estate portfolio consisting of 49 properties located in 15 states. A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land. We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2007 due to the low interest rate environment and increased buyer demand. Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that we will ultimately purchase any or all of these projects. Our acquisitions program is sensitive to changes in interest rates. As of March 31, 2007, 94% of our outstanding debt had a long-term fixed interest rate with an average term of 7.3 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

Advisory/Sponsorship Business
The part of our business model and operating strategy that distinguishes us from other publicly-traded REITs is our asset advisory business, AmREIT Securities Company, a NASD registered broker-dealer which is a wholly-owned subsidiary of ARIC. For the past 22 years, we have been raising capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities. Historically, our advisory group has raised capital in two ways: first, directly for us through non-traded classes of common shares, and second, for our actively managed merchant development funds.

The advisory/sponsorship business invests in and actively manages six merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years. We invest as both the general partner and as a limited partner, and our advisory/sponsorship business sells interests in these funds to retail investors. We, as the general partner, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received their targeted return, which links our success to that of the limited partners.

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

Securities commission income is recognized as units of our merchant development funds are sold through AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.5%. The selling commission is then paid out to the unaffiliated selling broker dealer and reflected as securities commission expense.

Real Estate Valuation— Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of lease for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. We adopted this interpretation during the first quarter of 2007, and it did not have a material effect on our consolidated financial statements.

In September 2006, The Financial Accounting Standards Board (“FASB”) issued “SFAS No.157,” Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued “SFAS No. 159,” The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

Liquidity and Capital Resources

At March 31, 2007 and December 31, 2006, our cash and cash equivalents totaled $7.3 million and $3.4 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

	2007	2006
Operating activities	$928	$1,049
Investing activities	$(11,196)	$(19,128)
Financing activities	$14,127	$14,384

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

Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to increase our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. We have executed this strategy over the last couple of years through the acquisition of $143 million of shopping centers, consisting primarily of four premier properties with approximately 289,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005, our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas and our acquisition of Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney Avenue and Pearl Street near downtown Dallas.

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $121,000 for the 2007 period when compared to the 2006 period. This net decrease is primarily attributable to a $811,000 decrease in working capital cash flow during the first quarter of 2007. This decrease was driven primarily by a $1.0 million increase in accounts receivable caused primarily by a difference in timing between when we provided certain real estate services to our merchant development funds and our receipt of payment for those services. This decrease was partially offset by an $875,000 increase in cash flow from our activities related to real estate acquired for resale. During 2006, we had net cash inflows from these activities of $523,000 as compared to net cash inflows of $1.4 million during 2007 - during 2006, we invested $623,000 in real estate held for resale, and we made no investments in such real estate during 2007.

Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing outflow of approximately $19.1 million in 2006 to a net investing outflow of $11.2 million in 2007. This $7.9 million decrease is primarily attributable to a $14.8 million decrease in property acquisitions during 2007 which was partially offset by a $4.2 million net decrease in loan payments from affiliates during 2006 and by a $2.5 million reduction in proceeds from the sale of investment property. On the property acquisition side, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas. The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood. In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas. With respect to loan payments from affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand. With respect to the decrease in proceeds from sales of investment property, during 2007, we did not have any such sales whereas in 2006, we sold two properties held for investment, generating proceeds of $3.6 million.

Cash flows provided by financing activities decreased from $14.4 million during the 2006 period to $14.1 million during the 2007 period. This $300,000 decrease was the net result of several factors, the most significant of which were (1) a $975,000 reduction in share repurchase activity under our share repurchase program which was substantially offset by (2) a reduction of $1.1 million in net proceeds from notes payable during 2007. We did not repurchase any of our Class A common shares during the 2007 period.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets. Effective November 2005, we renewed our credit facility on terms and conditions substantially the same as the previous facility. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. At March 31, 2007, we were in compliance with all financial covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%. As of March 31, 2007, the interest rate was LIBOR plus 1.55%. As of March 31, 2007 there was $9.9 million outstanding on the credit facility, respectively. As of March 31, 2007, we have approximately $28.1 million available under our line of credit, subject to the covenant provisions discussed above. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

During the three months ended March 31, 2007, we paid dividends to our shareholders of $3.5 million, compared with $3.7 million in the three months ended March 31, 2006. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class follow (in thousands):

	Class A	Class B	Class C	Class D

2007
First Quarter	$785	$194	$725	$1,786
2006
Fourth Quarter	$776	$200	$723	$1,790
Third Quarter	$782	$385	$724	$1,799
Second Quarter	$788	$390	$726	$1,798
First Quarter	$789	$390	$722	$1,794

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

Results of Operations
Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Total revenues decreased by $95,000 or 1% in 2007 as compared to 2006 ($11.2 million in 2007 versus $11.3 million in 2006). Rental revenues increased by $1.1 million, or 17%, in 2007 as compared to 2006. This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007. In addition, in the first quarter of 2006 we recorded a reduction to rental revenues of $457,000 as a result of a favorable property tax protest on one of our properties. This reduction was offset by a corresponding reduction in property expense during the three months ended March 31, 2006.

AmREIT Construction Company (“ACC”) generated revenues of $973,000 during 2007, compared to $1.8 million during 2006. Such revenues have been recognized under the percentage-of-completion method of accounting. This reduction in revenues is primarily attributable to reduced third party work. ACC has elected to shift its focus from performing work for third parties to performing work primarily for properties owned by our merchant development funds.

Securities commission revenue decreased by $398,000 or 29% in 2007 as compared to 2006. This decrease in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business. During the first quarter, we raised $8.6 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV). This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses decreased by $573,000, or 6%, from $8.9 million in 2006 to $8.3 million in 2007. This decrease was primarily attributable to decreases in construction costs, securities commissions and depreciation and amortization, which were offset by increases in property expense and general and administrative expenses.

ACC recognized $861,000 in construction costs during 2007, compared to $1.7 million in 2006. This reduction in construction costs is consistent with the reduction in revenues described above.

Securities commission expense decreased by $428,000 or 34% from $1.3 million in 2006 to $829,000 in 2007. This decrease is attributable to decreased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.
Depreciation and amortization decreased by $241,000, or 11%, to $1.9 million in 2007 compared to $2.2 million in 2006. The decrease in depreciation and amortization is attributable to a number of leases that expired after the first quarter of 2006, which reduced the amortization related to intangible lease costs and tenant improvements. This decrease was partially offset by increased depreciation and amortization related to Uptown Dallas.

Property expense increased $715,000 or 70% in 2007 as compared to 2006 ($1.7 million in 2007 versus $1.0 million in 2006). The increase is primarily as a result of the acquisitions of the properties discussed in “Revenues” above. In addition, in the first quarter of 2006 we recorded a reduction to property expense of $465,000 as a result of a favorable property tax protest on one of our properties. This reduction was offset by a corresponding reduction in rental from operating leases during the three months ended March 31, 2006.

General and administrative expense increased by $331,000, or 18%, during 2007 to $2.2 million compared to $1.9 million in 2006. This increase is primarily due to increases in personnel. We increased our total number of employees during 2006 and have continued to do so thus far in 2007 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.

Other
Interest expense increased by $614,000, or 35%, from $1.7 million in 2006 to $2.4 million in 2007. The increase in interest expense is primarily attributable to property acquisitions, as well as the tender of the Class B shares.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2007	2006
Income - before discontinued operations	$999	$1,118
Income (loss) - from discontinued operations	4	(25)
Plus depreciation of real estate assets - from operations	1,940	2,164
Plus depreciation of real estate assets - from discontinued operations	3	10
Adjustments for nonconsolidated affiliates	17	30
Less class B, C & D distributions	(2,705)	(2,906)
Total Funds From Operations available to class A shareholders	$258	$391

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

At March 31, 2007, the carrying value of our total debt obligations was $161.9 million, $152.1 million of which represented fixed-rate obligations with an estimated fair value of $153.4 million. The remaining $9.9 million of our debt obligations have a variable interest rate. Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of March 31, 2007. In the event interest rates were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $99,000 based on the variable-rate debt outstanding at March 31, 2007.

The discussion above considers only those exposures that exist as of March 31, 2007. It therefore does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2006, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended March 31, 2007, we had no material changes in these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits:
*31.1	Rule 13a-4 Certification of Chief Executive Officer
*31.2 *32.1 *32.2	Rule 13a-14 Certification of Chief Financial Officer Section 1350 Certification of Chief Executive Officer Section 1350 Certification of Chief Financial Officer

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 14 of May 2007 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor  May 14, 2007
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.  May 14, 2007
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson  May 14, 2007
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart  May 14, 2007
PHILIP W. TAGGART, Trust Manager

/s/ Brett P. Treadwell   May 14, 2007
BRETT P. TREADWELL, Vice President - Finance
(Principal Accounting Officer)