Form 10-Q
period 2007-06-30
AMREIT
filed 2007-08-14
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 there were 6,392,071 class A, 1,031,779 class B, 4,113,986 class C and 10,970,035 class D common shares of beneficial interest of AmREIT, $.01 par value per share, outstanding.

PART I– FINANCIAL INFORMATION
Item 1. Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate investments at cost:
Land	$133,249	$124,751
Buildings	139,378	140,487
Tenant improvements	9,729	9,296
	282,356	274,534
Less accumulated depreciation and amortization	(13,124)	(10,628)
	269,232	263,906
Real estate held for sale, net	1,763	-
Net investment in direct financing leases held for investment	19,181	19,204
Intangible lease cost, net	14,548	16,016
Investment in merchant development funds and other affiliates	3,253	2,651
Net real estate investments	307,977	301,777

Cash and cash equivalents	4,356	3,415
Tenant receivables, net	3,974	4,330
Accounts receivable, net	1,447	1,772
Accounts receivable - related party	1,787	1,665
Notes receivable - related party	6,776	10,104
Deferred costs	2,303	2,045
Other assets	4,372	3,322
TOTAL ASSETS	$332,992	$328,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$157,545	$144,453
Accounts payable and other liabilities	5,220	9,162
Below market leases, net	3,676	3,960
Security deposits	679	668
TOTAL LIABILITIES	167,120	158,243

Minority interest	1,162	1,137

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A Common shares, $.01 par value, 50,000,000 shares authorized,
6,591,259 and 6,549,950 shares issued, respectively	66	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized,
1,038,871 and 1,080,180 shares issued and outstanding, respectively	10	11
Class C Common shares, $.01 par value, 4,400,000 shares authorized,
4,150,471 and 4,145,531 shares issued and outstanding, respectively	42	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized,
11,060,390 and 11,039,803 shares issued and outstanding, respectively	111	110
Capital in excess of par value	194,337	194,696
Accumulated distributions in excess of earnings	(28,643)	(23,749)
Cost of treasury shares, 166,694 and 292,238 Class A shares, respectively	(1,213)	(2,124)
TOTAL SHAREHOLDERS' EQUITY	164,710	169,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$332,992	$328,430

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended June 30,		Year to date ended June 30,
	2007	2006	2007	2006

Revenues:
Rental income from operating leases	$7,733	$7,487	$14,815	$13,460
Earned income from direct financing leases	508	508	1,015	1,015
Real estate fee income	160	-	854	751
Real estate fee income - related party	349	910	1,062	1,677
Construction revenues	695	319	792	940
Construction revenues - related party	219	2,623	1,095	3,796
Securities commission income - related party	1,484	1,227	2,477	2,618
Asset management fee income - related party	312	186	596	344
Total revenues	11,460	13,260	22,706	24,601

Expenses:
General and administrative	1,911	2,254	4,120	4,136
Property expense	2,037	2,162	3,767	3,184
Construction costs	868	2,609	1,729	4,284
Legal and professional	479	288	774	597
Real estate commissions	26	-	447	540
Securities commissions	1,245	1,089	2,074	2,346
Depreciation and amortization	1,958	2,391	3,898	4,573
Total expenses	8,524	10,793	16,809	19,660

Operating income	2,936	2,467	5,897	4,941

Other income (expense):
Interest and other income - related party	256	232	500	467
(Loss) income from merchant development funds and other affiliates	(15)	208	(27)	306
Federal income tax benefit for taxable REIT subsidiary	302	184	501	269
Interest expense	(2,351)	(2,090)	(4,708)	(3,833)
Minority interest in income of consolidated joint ventures	(27)	(27)	(63)	(58)

Income before discontinued operations	1,101	974	2,100	2,092

Income from discontinued operations, net of taxes	-	272	4	241
Gain on sales of real estate acquired for resale, net of taxes	-	7	-	12
Income from discontinued operations	-	279	4	253

Net income	1,101	1,253	2,104	2,345

Distributions paid to class B, C and D shareholders	(2,711)	(2,914)	(5,416)	(5,820)

Net loss available to class A shareholders	$(1,610)	$(1,661)	$(3,312)	$(3,475)

Net loss per class A common share - basic and diluted
Loss before discontinued operations	$(0.25)	$(0.30)	$(0.52)	$(0.59)
Income from discontinued operations	-	0.04	0.00	0.04
Net loss	$(0.25)	$(0.26)	$(0.52)	$(0.55)

Weighted average class A common shares used to
compute net loss per share, basic and diluted	6,411	6,348	6,366	6,339

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2007
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total

Balance at December 31, 2006	$227	$194,696	$(23,749)	$(2,124)	$169,050

Net income	-	-	2,104	-	2,104
Deferred compensation issuance of restricted shares, Class A	-	(840)	-	926	86
Issuance of common shares, Class A	1	-	-	-	1
Repurchase of common shares, Class A	-	-	-	(15)	(15)
Repurchase of common shares, Class B	(1)	-	-	-	(1)
Amortization of deferred compensation	-	353	-	-	353
Issuance of common shares, Class C	1	869	-	-	870
Retirement of common shares, Class C	-	(825)	-	-	(825)
Issuance of common shares, Class D	1	2,212	-	-	2,213
Retirement of common shares, Class D	-	(2,128)	-	-	(2,128)
Distributions	-	-	(6,998)	-	(6,998)

Balance at June 30, 2007	$229	$194,337	$(28,643)	$(1,213)	$164,710

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year to date ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,104	$2,345
Adjustments to reconcile net income to net cash
provided by operating activities:
Investment in real estate acquired for resale	-	(623)
Proceeds from sales of real estate acquired for resale	1,399	1,153
Loss (gain) on sales of real estate acquired for resale	-	(12)
Gain on sales of real estate acquired for investment	-	(286)
Loss (income) from merchant development funds and other affiliates	27	(306)
Depreciation and amortization	3,865	4,463
Amortization of deferred compensation	353	279
Minority interest in income of consolidated joint ventures	74	20
Distributions from merchant development funds and other affiliates	234	29
Decrease (increase) in tenant receivables	356	(400)
Decrease in accounts receivable	325	225
(Increase) decrease in accounts receivable - related party	(122)	2,255
Cash receipts from direct financing leases
more than income recognized	23	4
(Increase) decrease in other assets	(1,116)	105
Decrease in accounts payable and other liabilities	(3,856)	(2,168)
Increase in security deposits	11	21
Net cash provided by operating activities	3,677	7,104

Cash flows from investing activities:
Improvements to real estate	(1,602)	(1,523)
Acquisition of investment properties	(9,558)	(23,967)
Loans to affiliates	(2,444)	(8,415)
Payments from affiliates	5,772	5,885
Additions to furniture, fixtures and equipment	(40)	(96)
Investment in merchant development funds and other affiliates	(1,001)	-
Distributions from merchant development funds and other affiliates	110	64
Proceeds from sale of investment property	-	4,466
Increase (decrease) in preacquisition costs	14	(20)
Net cash used in investing activities	(8,749)	(23,606)

Cash flows from financing activities:
Proceeds from notes payable	59,994	52,354
Payments of notes payable	(46,785)	(30,186)
Increase in deferred costs	(264)	(199)
Purchase of treasury shares	(15)	(1,726)
Retirement of common shares	(2,953)	(2,211)
Issuance costs	(6)	(43)
Common dividends paid	(3,909)	(4,213)
Distributions to minority interests	(49)	(49)
Net cash provided by financing activities	6,013	13,727

Net increase (decrease) in cash and cash equivalents	941	(2,775)
Cash and cash equivalents, beginning of period	3,415	5,915
Cash and cash equivalents, end of period	$4,356	$3,140

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$4,728	$3,815
Income taxes	341	909

See Notes to Consolidated Financial Statements.

Supplemental schedule of noncash investing and financing activities

During 2007 and 2006, we converted 41,000 and 49,000 B shares to A shares, respectively. Additionally, during 2007 and 2006, we issued Class C and D shares with a value of $3.1 million and $3.2 million, respectively, in satisfaction of dividends through the dividend reinvestment program.

In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.

In 2006, we issued 89,000 restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. We recorded $571,000 in deferred compensation related to the issuance of the restricted shares.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

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

We view ourselves as having two distinct companies in one: our institutional-grade portfolio of Irreplaceable Corners– premier retail properties in high-traffic, highly populated areas – which are held for long-term value and provide a foundation to our funds from operations (FFO) growth  through a steady stream of rental income; and our advisory/sponsorship business that broadens our access to capital and raises equity for a series of merchant development funds, resulting in recurring income from assets under management. We are able to add more of a growth component to the recurring-income nature of each company as well as provide earnings potential from multiple sources with our real estate development and operating business, which seeks to provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business portfolios and to third parties.

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million.  As of June 30, 2007:
•	We owned a real estate portfolio consisting of 50 properties located in 15 states that had a net book value of $304 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $144 million in contributed capital; and
•	We had over 500,000 square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory/sponsorship business and for third parties.

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

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the six months ended June 30, 2007 and 2006, we recognized lease termination fees of $153,000 and $601,000, respectively, which have been included in rental income from operating leases.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of June 30, 2007, $130,000 of unbilled receivables has been included in “Accounts receivable” and $92,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” As of December 31, 2006, $126,000 of unbilled receivables has been included in “Accounts receivable” and $14,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” We had advance billings of $6,000 and $44,000 as of June 30, 2007 and December 31, 2006, respectively.

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

REAL ESTATE INVESTMENTS

Development Properties– Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the six months ended June 30, 2007 and June 30, 2006 we capitalized $162,000 and $53,000, respectively, in interest on properties under development.

Acquired Properties and Acquired Lease Intangibles– We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations.  Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, and legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation— Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale— Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2007 we owned one property with a carrying value of $1.8 million that was classified as real estate held for sale. As of December 31, 2006, we did not have any properties that were classified as real estate held for sale.

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

Impairment– We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables— Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $111,000 and $157,000, respectively, related to our tenant receivables.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of June 30, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.

Notes receivable – related party– Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the merchant development funds have a construction lender in place, and we step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (8.25% at June 30, 2007) and are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of June 30, 2007 and December 31, 2006 totaled $509,000 and $421,000, respectively. Accumulated amortization related to deferred leasing costs as of June 30, 2007 and December 31, 2006 totaled $352,000 and $264,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years.  We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted share activity during the six months ended June 30, 2007.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	355,599	7.31
Granted	131,334	8.51
Vested	(53,090)	7.34
Forfeited	(14,102)	7.22
End of period	419,741	7.68

The weighted-average grant date fair value of restricted shares issued during the six months ended June 30, 2007 and 2006 was $8.51 per share and $7.37 per share, respectively.  The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $390,000 and $238,000 respectively.  Total compensation cost recognized related to restricted shares during the six months ended June 30, 2007 and 2006 was $353,000 and $279,000, respectively.  As of June 30, 2007, total unrecognized compensation cost related to restricted shares was $2.6 million, and the weighted average period over which we expect this cost to be recognized is 4.2 years.

General Partner Profit Participation Interests - We have assigned up to 45% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the merchant development funds cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the merchant development funds, we recognize expense associated with the assignment of these economic interests as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

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

Share Options - We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of June 30, 2007 and December 31, 2006, none of these options have been granted.

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

State– In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $124,000 for the Texas Margin Tax for the six months ended June 30, 2007.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 20.4 million and 25.8 million potential common shares for the six months ended June 30, 2007 and 2006, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A share for the six and nine months ended June 30, as indicated:

	Quarter		YTD
	2007	2006	2007	2006
Loss to class A common shareholders*	$(1,610)	(1,661)	(3,312)	(3,475)
Weighted average class A common shares outstanding*	6,411	6,348	6,366	6,339

Basic and diluted loss per share	(0.25)	(0.26)	(0.52)	(0.55)

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

As of June 30, 2007, the carrying value of our total debt obligations was $157.5 million, $151.7 million of which represented fixed rate obligations and had an estimated fair value of $149.3 million. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million.

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

As of June 30, 2007, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $4.2 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements.  We adopted this interpretation during the first quarter of 2007, and it had no effect on our consolidated financial statements.

In September 2006, the FASB issued “SFAS No.157,” Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued “SFAS No. 159,” The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not yet decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands, except for per share data):

	Quarter		YTD
	2007	2006	2007	2006
Rental revenue and earned income from DFL	$44	$24	$68	$52
Gain on sale of real estate held for investment	-	293	-	286
Gain on sale of real estate held for resale	-	7	-	12
Total revenues	44	324	68	350

Property expense	(7)	(112)	-	(114)
Other general and administrative	(6)	16	(6)	1
Federal income tax expense	(2)	15	(4)	13
Legal and professional	(3)	(2)	(5)	(13)
Depreciation and amortization	(11)	(6)	(14)	(16)
Minority interest	(6)	44	(12)	39
Interest expense	(9)	-	(23)	(7)
Total expenses	(44)	(45)	(64)	(97)
Income from discontinued operations	-	279	4	253
Basic and diluted income from discontinued operations
per class A common share	$-	$0.04	$-	$0.04

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

3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”).  AAA is a majority-owned subsidiary through which we purchased 15 IHOP leasehold estate properties and two IHOP fee simple properties.  We have consolidated AAA in our financial statements.  Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner.  Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the AAA limited partnership agreement.

Merchant Development Funds
As of June 30, 2007, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%.  See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”)— AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary of AmREIT, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July of 2002, and, as of June 30, 2007, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”)— AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG.  Certain members of our management team have been assigned a 49% aggregate interest in the income and cash flow of AIGC.  Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation (expected in 2008) will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners.

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

AmREIT Monthly Income & Growth Fund III (“MIG III”)— AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005.  The offering was closed in October 2006, and the capital raised was approximately $71 million.  Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5%aggregate interest in the income and cash flow of MIGC III.  Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation (expected in 2008) will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  MIG IV began raising money in November 2006, and, as of June 30, 2007, had raised approximately $23 million.  We expect our limited partnership interest at completion of the offering to be between 0.8% and 1.6%.  Certain members of our management team have been assigned a 28.5% aggregate interest in the income and cash flow of MIGC IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2008) will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

					Sharing Ratios*
Merchant Development Fund	Capital under Mgmt.	LP Interest	GP Interest	Scheduled Liquidation	LP	GP	LP Preference

AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$23 million	3.4%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

* Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return.  The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $1.3 million and $1.9 million during the six months ended June 30, 2007 and June 30, 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $203,000 and $285,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$19,281	$2,146	$19,408	$2,146
Accumulated amortization	(5,867)	(1,012)	(4,728)	(810)
Intangible lease cost, net	$13,414	$1,134	$14,680	$1,336

Acquired lease intangible liabilities (below-market leases) of $5.0 million as of June 30, 2007 and December 31, 2006, are net of previously accreted minimum rent of $1.4 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income, was $284,000 and $244,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.

5. NOTES PAYABLE

Our outstanding debt at June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Fixed rate mortgage loans	$151,689	$132,524
Variable-rate unsecured line of credit	5,856	11,929
Total notes payable	$157,545	$144,453

We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets.  The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On June 30, 2007, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to 2.35%. As of June 30, 2007, the interest rate was LIBOR plus 1.65%. As of June 30, 2007, there was a balance outstanding of $5.9 million under the Credit Facility. We have approximately $32.1 million available under the Credit Facility, subject to the covenants above.  We have $2.0 million in letters of credit outstanding related to various properties.  These letters of credit reduce our availability under the Credit Facility.  We are currently working with our lender to renew the credit facility and expect that it will be renewed prior to its maturity in November 2007.

As of June 30, 2007, the weighted average interest rate on our fixed-rate debt was 5.96%, and the weighted average remaining life of such debt was 7.0 years.  We added fixed-rate debt of $19.9 million during the six months ended June 30, 2007.  We added fixed-rate debt of $20.0 million during 2006.

As of June 30, 2007, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007	$640	5,856	6,496
2008	1,349	13,410	14,759
2009	1,448	-	1,448
2010	1,555	-	1,555
2011	1,607	3,075	4,682
Beyond five years	3,663	124,185	127,848
Unamortized debt premiums	-	757	757
Total	$10,262	$147,283	$157,545

6. CONCENTRATIONS

As of June 30, 2007, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 21% and 16%, respectively, of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 61% of our rental income for the six months ended June 30, 2007. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants for the periods ended June 30 ($ in thousands):

	Quarter		Year to date
Tenant	2007	2006	2007	2006
Kroger	$1,111	$822	$1,696	$1,392
IHOP Corporation	562	563	1,124	1,125
CVS/Pharmacy	320	218	562	465
Landry's	263	133	524	261
Linens 'N Things	317	236	437	352
Hard Rock Café International	162	146	340	299
Cosniac Restaurant Group	142	105	296	231
Champps Entertainment, Inc	139	146	277	286
Barnes & Noble	200	158	267	226
Starbucks	115	144	250	256
	$3,331	$2,671	$5,773	$4,893

7.  SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares— Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of June 30, 2007, there were 6,591,259 of our class A common shares outstanding, net of 166,694 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.

Class B Common Shares— The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of shares. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option.  We have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends. As of June 30, 2007, there were 1,038,871 of our class B common shares outstanding.  In December 2006, we completed a tender offer for approximately 48% of our class B common shares.  In conjunction with that tender offer, we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million.

Class C Common Shares— The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of shares. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option.  The class C common shares are convertible beginning in August 2010.  After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.  As of June 30, 2007, there were 4,150,471 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares— The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of shares. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011.  We have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of June 30, 2007, there were 11,060,390 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest— Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

8.      RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds.  The companies that serve as the general partner for the funds are wholly-owned by us. Real estate fee income of $1.1 million and $1.7 million was paid by our merchant development funds to us for the six months ended June 30, 2007 and June 30, 2006, respectively. Additionally, construction revenues of $1.1 million and $3.8 million were earned from the merchant development funds during 2007 and 2006, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $596,000 and $344,000 were paid by the funds to us for the six months ended June 30, 2007 and June 30, 2006, respectively.  Additionally, during the six months ended June 30, 2007 and June 30, 2006 we were reimbursed by the merchant development funds $294,000 and $0, respectively for reimbursement of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, we maintain a 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

 9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In May 2007, we acquired a 2-acre parcel of land in Champaign, IL that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business.  In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood.   Additionally, during the six months ended June 30, 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

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

Additionally, during the six months ended June 30, 2006, we sold two properties which were recorded as real estate held for sale at December 31, 2005.  These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values.  Additionally, we sold one of our properties that was held for investment for proceeds of $2.1 million, which generated a $286,000 gain.

10. COMMITMENTS

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the six months ended June 30, 2007 and 2006 was $133,000 and $107,000, respectively.

11. SEGMENT REPORTING

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 50 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the six months ended June 30, 2007 occurred within the portfolio segment.

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

			Asset Advisory
For the six months ended June 30, 2007	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$15,830	$-	$-	$-	$15,830
Real estate fee income	-	1,916	-	-	1,916
Construction revenues	-	1,887	-	-	1,887
Securities commission income	-	-	2,477	-	2,477
Asset management fee income	-	-	-	596	596
Total revenue	15,830	3,803	2,477	596	22,706

General and administrative	710	2,467	851	92	4,120
Property expense	3,694	73	-	-	3,767
Construction costs	-	1,729	-	-	1,729
Legal and professional	582	130	62	-	774
Real estate commissions	-	447	-	-	447
Securities commissions	-	-	2,074	-	2,074
Depreciation and amortization	3,898	-	-	-	3,898
Total expenses	8,884	4,846	2,987	92	16,809

Interest expense	(4,433)	(264)	(11)	-	(4,708)
Other income/ (expense)	286	630	96	(101)	911

Income (loss) from discontinued operations	(5)	9	-	-	4

Net income (loss)	$2,794	$(668)	$(425)	$403	$2,104

			Asset Advisory
For the six months ended June 30, 2006	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$14,475	$-	$-	$-	$14,475
Real estate fee income	-	2,428	-	-	2,428
Construction revenues	-	4,736	-	-	4,736
Securities commission income	-	-	2,618	-	2,618
Asset management fee income	-	-	-	344	344
Total revenue	14,475	7,164	2,618	344	24,601

General and administrative	588	2,366	1,102	80	4,136
Property expense	3,147	37	-	-	3,184
Construction costs	-	4,284	-	-	4,284
Legal and professional	478	95	24	-	597
Real estate commissions	-	540	-	-	540
Securities commissions	-	-	2,346	-	2,346
Depreciation and amortization	4,573	-	-	-	4,573
Total expenses	8,786	7,322	3,472	80	19,660

Interest expense	(3,558)	(250)	(25)	-	(3,833)
Other income/ (expense)	508	152	137	187	984

Income (loss) from discontinued operations	273	(20)	-	-	253

Net income (loss)	$2,912	$(276)	$(742)	$451	$2,345

			Asset Advisory
For the three months ended June 30, 2007	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$8,241	$-	$-	$-	$8,241
Real estate fee income	-	509	-	-	509
Construction revenues	-	914	-	-	914
Securities commission income	-	-	1,484	-	1,484
Asset management fee income	-	-	-	312	312
Total revenue	8,241	1,423	1,484	312	11,460

General and administrative	283	1,236	366	26	1,911
Property expense	2,001	36	-	-	2,037
Construction costs	-	868	-	-	868
Legal and professional	346	83	50	-	479
Real estate commissions	-	26	-	-	26
Securities commissions	-	-	1,245	-	1,245
Depreciation and amortization	1,958	-	-	-	1,958
Total expenses	4,588	2,249	1,661	26	8,524

Interest expense	(2,203)	(139)	(9)	-	(2,351)
Other income/ (expense)	63	473	(17)	(3)	516

Income (loss) from discontinued operations	(5)	5	-	-	-

Net income (loss)	$1,508	$(487)	$(203)	$283	$1,101

			Asset Advisory
For the three months ended June 30, 2006	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$7,995	$-	$-	$-	$7,995
Real estate fee income	-	910	-	-	910
Construction revenues	-	2,942	-	-	2,942
Securities commission income	-	-	1,227	-	1,227
Asset management fee income	-	-	-	186	186
Total revenue	7,995	3,852	1,227	186	13,260

General and administrative	215	1,365	612	62	2,254
Property expense	2,141	21	-	-	2,162
Construction costs	-	2,609	-	-	2,609
Legal and professional	235	39	14	-	288
Real estate commissions	-	-	-	-	-
Securities commissions	-	-	1,089	-	1,089
Depreciation and amortization	2,391	-	-	-	2,391
Total expenses	4,982	4,034	1,715	62	10,793

Interest expense	(1,815)	(250)	(25)	-	(2,090)
Other income/ (expense)	198	89	145	165	597

Income (loss) from discontinued operations	299	(20)	-	-	279

Net income (loss)	$1,695	$(363)	$(368)	$289	$1,253

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

EXECUTIVE OVERVIEW

We are an established real estate company that, at our core, are value creators who have delivered results to our investors for 22 years.  We have elected to be taxed as a REIT for federal income tax purposes.  Our mission is to build a real estate business with the potential to realize profitable growth year over year regardless of market cycles. Our structure consists of two distinct companies, representing three synergistic businesses that provide earnings potential from multiple sources.  First, we own an institutional-grade portfolio of Irreplaceable Corners– premier retail properties in high-traffic, highly populated areas – which are held for long-term value and provide a foundation to our FFO growth through a steady stream of rental income. Second, our advisory/sponsorship business broadens our avenues to capital and raises capital for a series of merchant development funds.  And third, as a real estate development and operating company, we provide value through offering an array of services to our tenants and properties, to our advisory/sponsorship business’s portfolios and to third parties. These three business segments add value to the overall Company and, together, give us the flexibility to achieve our financial objectives over the long-term as we navigate the changing market cycles that come our way.

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million.  As of June 30, 2007:
•	We owned a real estate portfolio consisting of 50 properties located in 15 states that had a net book value of $304 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $144 million in contributed capital; and
•	We had over 500,000 square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory/sponsorship business and for third parties.

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

As of June 30, 2007, we owned a real estate portfolio consisting of 50 properties located in 15 states.  A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value.  We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes:  high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day).  We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation.   Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2007 due to the low interest rate environment and increased buyer demand.  Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners.   Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.  Therefore, there can be no assurance that we will ultimately purchase any or all of these projects.  Our acquisitions program is sensitive to changes in interest rates.  As of June 30, 2007, 96% of our outstanding debt had a long-term fixed interest rate with an average term of 7.0 years.  Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

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

Real Estate Acquisitions— We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements.  We adopted this interpretation during the first quarter of 2007, and it did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued “SFAS No. 157,” Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

In February 2007 the FASB issued “SFAS No. 159,” The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not yet decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

Liquidity and Capital Resources

At June 30, 2007 and December 31, 2006, our cash and cash equivalents totaled $4.4 million and $3.4 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, are as follows (in thousands):

	2007	2006
Operating activities	$3,677	$7,104
Investing activities	$(8,749)	$(23,606)
Financing activities	$6,013	$13,727

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

Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to increase our operating cash flow by selling the underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. Since January 2004, we have executed this strategy through the acquisition of $143 million of shopping centers, consisting primarily of four premier properties with approximately 289,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005, our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas and our acquisition of Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney Avenue and Pearl Street near downtown Dallas.

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $3.4 million for the 2007 period when compared to the 2006 period. This net decrease is primarily attributable to a $4.4 million decrease in working capital cash flow during the first quarter of 2007.  This decrease from 2006 was driven primarily by a $2.3 million increase in working capital during 2006 as a result of improved collection efforts on 2005 receivables.  These receivables were related to our construction business which commenced operations during 2005.  Additionally, the working capital decrease over prior year is attributable to a $1.0 million earnest money deposit made during 2007 related to a potential acquisition property on which we are currently performing due diligence on behalf of our merchant development funds.  This decrease over the prior period in working capital inflows was partially offset by an $869,000 increase in cash flow from our activities related to real estate acquired for resale.  During 2006, we had net cash inflows from these activities of $530,000 as compared to net cash inflows of $1.4 million during 2007 – during 2006, we invested $623,000 in real estate held for resale, and we made no investments in such real estate during 2007.

Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing outflow of approximately $23.6 million in 2006 to a net investing outflow of $8.7 million in 2007.  This $14.9 million decrease is primarily attributable to a $14.4 million decrease in property acquisitions during 2007, coupled with a $6.0 million decrease in loans to affiliates during 2007.  These decreases in cash outflows were partially offset by a $4.5 million reduction in proceeds from the sale of investment property.  On the property acquisition side, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood.  In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas.  With respect to loans to affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.  With respect to the decrease in proceeds from sales of investment property, during 2007, we did not have any such sales whereas in 2006, we sold two properties held for investment, generating proceeds of $4.5 million.

Cash flows provided by financing activities decreased from $13.7 million during the 2006 period to $6.0 million during the 2007 period. This $7.7 million decrease was primarily attributable to a $9.0 million decrease in net proceeds from notes payable.  During the 2006 period, net proceeds from notes payable were $22.2 million (driven primarily by the $20.0 million financing of The South Bank) versus net proceeds from notes payable of $13.2 million during the 2007 period (driven primarily by the $19.9 million in proceeds from the financing of Uptown Dallas, offset by $6.1 million which went to reduce the outstanding balance on the credit facility).  This decrease was partially offset by a $1.7 million reduction in share repurchase activity under our share repurchase program.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital.  The credit facility matures in November 2007 and provides that we may borrow up to $40 million subject to the value of unencumbered assets.  Effective November 2005, we renewed our credit facility on terms and conditions substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions.  At June 30, 2007, we were in compliance with all financial covenants.    The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%.  As of June 30, 2007, the interest rate was LIBOR plus 1.65%.  As of June 30, 2007 there was $5.9 million outstanding on the credit facility.  As of June 30, 2007, we have approximately $32.1 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

During the six months ended June 30, 2007, we paid dividends to our shareholders of $7.0 million, compared with $7.4 million in the six months ended June 30, 2006.  The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends.  All dividends are declared on a quarterly basis.  The dividends by class follow (in thousands):

		Class A	Class B	Class C	Class D
2007	Second Quarter	$797	$192	$726	$1,793
	First Quarter	$785	$194	$725	$1,786

2006	Fourth Quarter	$776	$200	$723	$1,790
	Third Quarter	$782	$385	$724	$1,799
	Second Quarter	$788	$390	$726	$1,798
	First Quarter	$789	$390	$722	$1,794

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

Results of Operations
Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

Total revenues decreased by $1.8 million or 14% in 2007 as compared to 2006 ($11.5 million in 2007 versus $13.3 million in 2006).  AmREIT Construction Company (“ACC”) generated revenues of $914,000 during 2007, compared to $2.9 million during 2006.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This reduction in revenues is primarily attributable to reduced related party work.  A significant related party contract that generated $1.7 million in revenues during the three months ended June 30, 2006 was completed in the fourth quarter of 2006.

Real estate fee income decreased approximately $401,000, or 44%, primarily as a result of a decrease in acquisition fees earned on property transactions within our merchant development funds.

Securities commission revenue increased by $257,000 or 21% in 2007 as compared to 2006. This increase in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business.  During the second quarter of 2007, we raised $13.3 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV) versus $11.3 million in capital that we raised for AmREIT Monthly Income and Growth Fund III, LP (MIG III) during the second quarter of 2006.  This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses decreased by $2.3 million, or 21%, from $10.8 million in 2006 to $8.5 million in 2007. This decrease was primarily attributable to decreases in construction costs, depreciation and amortization and general and administrative expenses, which were offset by increases in legal and professional and securities commission expenses.

ACC recognized $868,000 in construction costs during 2007, compared to $2.6 million in 2006.  This reduction in construction costs is consistent with the reduction in revenues described above.

Depreciation and amortization decreased by $433,000, or 18%, to $2.0 million in 2007 compared to $2.4 million in 2006. The decrease in depreciation and amortization is attributable to a number of leases that expired after the second quarter of 2006, which reduced the amortization related to intangible lease costs and tenant improvements.

General and administrative expense decreased by $343,000, or 15%, during 2007 to $1.9 million compared to $2.3 million in 2006. This decrease is primarily due to the reimbursement by our merchant development funds of certain costs that we incurred in distributing the limited partner units of those funds.

Legal and professional expense increased by $191,000, or 66%, to $479,000 in 2007 compared to $288,000 in 2006.  This increase is attributable to costs associated with our accounting software conversion as well as an increase in audit and compliance costs.

Securities commission expense increased by $156,000, or 14%, from $1.1 million in 2006 to $1.2 million in 2007. This increase is attributable to increased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.

Other
Income from merchant development funds and other affiliates decreased by $223,000, or 107%, from $208,000 in income in 2006 to a loss of $15,000 in 2007.  During 2006, we realized $232,000 of profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation.  No such amounts were realized during 2007.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Total revenues decreased by $1.9 million or 8% in 2007 as compared to 2006 ($22.7 million in 2007 versus $24.6 million in 2006).  Rental revenues increased by $1.4 million, or 9%, in 2007 as compared to 2006.  This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007.  In addition, in the first quarter of 2006 we recorded a reduction to rental revenues of $457,000 as a result of a favorable property tax protest on one of our properties.  This reduction was offset by a corresponding reduction in property expense during the six months ended June 30, 2006.

AmREIT Construction Company (“ACC”) generated revenues of $1.9 million during 2007, compared to $4.7 million during 2006.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This reduction in revenues is primarily attributable to reduced related party work.  A significant related party contract that generated $2.6 million revenues during the six months ended June 30, 2006 was completed in the fourth quarter of 2006.

Securities commission revenue decreased by $141,000 or 5% in 2007 as compared to 2006. This decrease in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business.  During the six months ended June 30, 2007, we raised $21.9 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV) versus $23.8 million in capital that we raised for AmREIT Monthly Income and Growth Fund III, LP (MIG III) during 2006.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses decreased by $2.9 million, or 15%, from $19.7 million in 2006 to $16.8 million in 2007. This decrease was primarily attributable to decreases in construction costs, depreciation and amortization and securities commissions, which were offset by increases in property expense and legal and professional expenses.

ACC recognized $1.7 million in construction costs during 2007, compared to $4.3 million in 2006.  This reduction in construction costs is consistent with the reduction in revenues described above.

Depreciation and amortization decreased by $675,000, or 15%, to $3.9 million in 2007 compared to $4.6 million in 2006. The decrease in depreciation and amortization is attributable to a number of leases that expired in 2006, which reduced the amortization related to intangible lease costs and tenant improvements.  This decrease was partially offset by increased depreciation and amortization related to Uptown Dallas.

Securities commission expense decreased by $272,000 or 12% from $2.3 million in 2006 to $2.1 million in 2007. This decrease is attributable to decreased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.

Property expense increased $583,000 or 18% in 2007 as compared to 2006 ($3.8 million in 2007 versus $3.2 million in 2006). The increase is primarily as a result of the acquisitions of the properties discussed in “Revenues” above.  In addition, in the first quarter of 2006 we recorded a reduction to property expense of $465,000 as a result of a favorable property tax protest on one of our properties.  This reduction was offset by a corresponding reduction in rental from operating leases during the six months ended June 30, 2006.

Legal and professional expense increased $177,000, or 30%, from $597,000 in 2006 to $774,000 in 2007.  This increase is attributable to costs associated with our accounting software conversion as well as an increase in legal, audit and compliance costs.

Other
Interest expense increased by $875,000, or 23%, from $3.8 million in 2006 to $4.7 million in 2007.  The increase in interest expense is primarily attributable to property acquisitions, as well as additional draw-downs on our line of credit related to the tender of the Class B shares.

Income from merchant development funds and other affiliates decreased by $333,000, or 109%, from $306,000 in income in 2006 to a loss of $27,000 in 2007.  During 2006, we realized $228,000 of profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation.  No such amounts were realized during 2007.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Quarter		Year to date
	2007	2006	2007	2006
Income - before discontinued operations	$1,101	$974	$2,100	$2,092
Income (loss) - from discontinued operations	-	279	4	253

Plus depreciation of real estate assets - from operation	1,961	2,425	3,900	4,589
Plus depreciation of real estate assets - from discontinued operations	10	6	14	16

Adjustments for nonconsolidated affiliates	19	39	36	69
Less gain on sale of real estate assets acquired for investment	-	(293)	-	(286)
Less class B, C & D distributions	(2,711)	(2,914)	(5,416)	(5,820)

Total Funds From Operations available to class A shareholders	$380	$516	$638	$913

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest-rate changes primarily related to the variable interest rate on our credit facility and related to the refinancing of long-term debt which currently contains fixed interest rates.    Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve this objective, we borrow primarily at fixed interest rates.  We currently do not use interest-rate swaps or any other derivative financial instruments as part of our interest-rate risk management approach.

At June 30, 2007, the carrying value of our total debt obligations was $157.5 million, $151.7 million of which represented fixed-rate obligations with an estimated fair value of $149.3 million.  The remaining $5.9 million of our debt obligations have a variable interest rate.  Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of June 30, 2007.  In the event interest rates were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $59,000 based on the variable-rate debt outstanding at June 30, 2007.

The discussion above considers only those exposures that exist as of June 30, 2007.  It therefore does not consider any exposures or positions that could arise after that date.  As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2006, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended June 30, 2007, we had no material changes in these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits
31.1 Rule 13a-4 Certification of Chief Executive Officer
31.2 Rule 13a-4 Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 14th of August 2007 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor H. KERR TAYLOR President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2007
/s/ Robert S. Cartwright, Jr. ROBERT S. CARTWRIGHT, JR., Trust Manager	August 14, 2007
/s/ G. Steven Dawson G. STEVEN DAWSON, Trust Manager	August 14, 2007
/s/ Philip W. Taggart PHILIP W. TAGGART, Trust Manager	August 14, 2007
/s/ H.L. Rush, Jr. H.L. RUSH, JR., Trust Manager	August 14, 2007
/s/ Brett P. Treadwell BRETT P. TREADWELL, Vice President – Finance (Principal Accounting Officer)	August 14, 2007