Form 10-Q
period 2007-11-08
AMREIT
filed 2007-11-09
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007 there were 6,327,629 class A, 1,022,837 class B, 4,437,891class C and 11,903,311class D common shares of beneficial interest of AmREIT, $.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate investments at cost:
Land	$129,497	$124,751
Buildings	140,277	140,487
Tenant improvements	9,971	9,296
	279,745	274,534
Less accumulated depreciation and amortization	(14,361)	(10,628)
	265,384	263,906
Real estate held for sale, net	22,505	-
Net investment in direct financing leases held for investment	2,055	19,204
Intangible lease cost, net	13,764	16,016
Investment in merchant development funds and other affiliates	6,912	2,651
Net real estate investments	310,620	301,777

Cash and cash equivalents	6,785	3,415
Tenant receivables, net	4,034	4,330
Accounts receivable, net	1,259	1,772
Accounts receivable - related party	5,593	1,665
Notes receivable - related party	7,216	10,104
Deferred costs	2,285	2,045
Other assets	3,740	3,322
TOTAL ASSETS	$341,532	$328,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$154,386	$144,453
Notes payable, held for sale	12,928	-
Accounts payable and other liabilities	6,361	9,162
Below market leases, net	3,537	3,960
Security deposits	676	668
TOTAL LIABILITIES	177,888	158,243

Minority interest	1,166	1,137

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A Common shares, $.01 par value, 50,000,000 shares authorized,
6,599,033 and 6,549,950 shares issued, respectively	66	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized,
1,031,097 and 1,080,180 shares issued and outstanding, respectively	10	11
Class C Common shares, $.01 par value, 4,400,000 shares authorized,
4,141,140 and 4,145,531 shares issued and outstanding, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized,
11,044,413 and 11,039,803 shares issued and outstanding, respectively	110	110
Capital in excess of par value	194,230	194,696
Accumulated distributions in excess of earnings	(30,124)	(23,749)
Cost of treasury shares, 244,353 and 292,238 Class A shares, respectively	(1,855)	(2,124)
TOTAL SHAREHOLDERS' EQUITY	162,478	169,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$341,532	$328,430

See Notes to Consolidated Financial Statements.

~F-3~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter ended September 30,		Year to date ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income from operating leases	$7,600	$7,241	$22,359	$20,646
Earned income from direct financing leases	59	59	179	178
Real estate fee income	118	27	972	778
Real estate fee income - related party	1,775	897	2,837	2,574
Construction revenues	300	705	1,092	1,645
Construction revenues - related party	1,675	2,890	2,770	6,686
Securities commission income - related party	933	1,554	3,410	4,172
Asset management fee income - related party	334	212	930	556
Total revenues	12,794	13,585	34,549	37,235

Expenses:
General and administrative	2,249	2,115	6,363	6,234
Property expense	1,937	2,008	5,703	5,189
Construction costs	1,792	3,224	3,521	7,508
Legal and professional	425	356	1,188	942
Real estate commissions	1	-	448	540
Securities commissions	788	1,348	2,862	3,694
Depreciation and amortization	2,016	2,046	5,914	6,620
Total expenses	9,208	11,097	25,999	30,727

Operating income	3,586	2,488	8,550	6,508

Other income (expense):
Interest and other income - related party	361	403	861	870
Income from merchant development funds and other affiliates	462	213	435	519
Federal income tax (expense) benefit for taxable REIT subsidiary	(259)	91	242	360
Interest expense	(2,309)	(1,814)	(6,485)	(5,095)
Minority interest in income of consolidated joint ventures	14	20	51	58

Income before discontinued operations	1,855	1,401	3,654	3,220

Income from discontinued operations, net of taxes	150	156	454	670
Gain on sales of real estate acquired for resale, net of taxes	-	-	-	12
Income from discontinued operations	150	156	454	682

Net income	2,005	1,557	4,108	3,902

Distributions paid to class B, C and D shareholders	(2,693)	(2,909)	(8,109)	(8,729)

Net loss available to class A shareholders	$(688)	$(1,352)	$(4,001)	$(4,827)

Net loss per class A common share - basic and diluted
Loss before discontinued operations	$(0.13)	$(0.24)	$(0.70)	$(0.87)
Income from discontinued operations	$0.02	$0.02	$0.07	$0.11
Net loss	$(0.11)	$(0.22)	$(0.63)	$(0.76)

Weighted average class A common shares used to
compute net loss per share, basic and diluted	6,385	6,285	6,373	6,321

See Notes to Consolidated Financial Statements.

~F-4~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year to date ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,108	$3,902
Adjustments to reconcile net income to net cash
provided by operating activities:
Investment in real estate acquired for resale	-	(623)
Proceeds from sales of real estate acquired for resale	1,399	1,153
Gain on sales of real estate acquired for resale	-	(12)
Gain on sales of real estate acquired for investment	-	(286)
Income from merchant development funds and other affiliates	(435)	(519)
Cash receipts related to deferred related party fees	607	-
Depreciation and amortization	5,861	6,447
Amortization of deferred compensation	552	435
Minority interest in income of consolidated joint ventures	102	42
Distributions from merchant development funds and other affiliates	246	284
Decrease (increase) in tenant receivables	296	(825)
Decrease in accounts receivable	513	494
(Increase) decrease in accounts receivable - related party	(3,928)	1,753
Cash receipts from direct financing leases
more than income recognized	62	5
Increase in other assets	(455)	(418)
Decrease in accounts payable and other liabilities	(2,716)	(285)
Increase (decrease) in security deposits	8	(5)
Net cash provided by operating activities	6,220	11,542

Cash flows from investing activities:
Improvements to real estate	(2,780)	(2,505)
Acquisition of investment properties	(9,558)	(24,518)
Loans to affiliates	(3,195)	(11,095)
Payments from affiliates	6,083	9,339
Additions to furniture, fixtures and equipment	(56)	(113)
Investment in merchant development funds and other affiliates	(4,858)	-
Distributions from merchant development funds and other affiliates	179	98
Proceeds from sale of investment property	-	4,466
Increase (decrease) in preacquisition costs	(40)	(71)
Net cash used in investing activities	(14,225)	(24,399)

Cash flows from financing activities:
Proceeds from notes payable	77,686	57,505
Payments of notes payable	(54,649)	(35,105)
Increase in deferred costs	(271)	(169)
Purchase of treasury shares	(652)	(2,375)
Issuance of common shares	-	(1)
Retirement of common shares	(4,795)	(3,897)
Issuance costs	(8)	(43)
Common dividends paid	(5,863)	(6,323)
Distributions to minority interests	(73)	(73)
Net cash provided by financing activities	11,375	9,519

Net increase (decrease) in cash and cash equivalents	3,370	(3,338)
Cash and cash equivalents, beginning of period	3,415	5,915
Cash and cash equivalents, end of period	$6,785	$2,577

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,078	$5,787
Income taxes	1,054	945

Supplemental schedule of noncash investing and financing activities

During 2007 and 2006, 49,000 and 68,000 Class B shares, respectively were converted to Class A shares.  Additionally, during 2007 and 2006, we issued Class C and D shares with a valus of $4.6 million and $4.8 million, respectively, in satisifaction of dividends through the dividen reinvestment program.

In 2007, we issued 131,000 restricted shares to employess and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively.  We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.

In 2006, the Company issues 103,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively.  We recorded $725,000 in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

~F-5~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2007
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total

Balance at December 31, 2006	$227	$194,696	$(23,749)	$(2,124)	$169,050

Net income	-	-	4,108	-	4,108
Deferred compensation issuance of restricted shares, Class A	-	(835)	-	921	86
Issuance of common shares, Class A	1	-	-	-	1
Repurchase of common shares, Class A	-	-	-	(652)	(652)
Repurchase of common shares, Class B	(1)	-	-	-	(1)
Amortization of deferred compensation	-	552	-	-	552
Issuance of common shares, Class C	1	1,293	-	-	1,294
Retirement of common shares, Class C	(1)	(1,341)	-	-	(1,342)
Issuance of common shares, Class D	3	3,315	-	-	3,318
Retirement of common shares, Class D	(3)	(3,450)	-	-	(3,453)
Distributions	-	-	(10,483)	-	(10,483)

Balance at September 30, 2007	$227	$194,230	$(30,124)	$(1,855)	$162,478

See Notes to Consolidated Financial Statements.

~F-6~

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2007 and 2006, we recognized percentage rents of $165,000 and $291,000, respectively.  We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the nine months ended September 30, 2007 and 2006, we recognized lease termination fees of $179,000 and $656,000, respectively, which have been included in rental income from operating leases.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

~F-7~

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of September 30, 2007, $73,000 of unbilled receivables has been included in “Accounts receivable” and $234,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” As of December 31, 2006, $126,000 of unbilled receivables has been included in “Accounts receivable” and $14,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” We had advance billings of $6,000 and $44,000 as of  September 30, 2007 and December 31, 2006, respectively.

Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company (ASC). Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker dealer and reflected as securities commission expense.

REAL ESTATE INVESTMENTS

Development Properties– Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the nine months ended September 30, 2007 and September 30, 2006 we capitalized $133,000 and $72,000, respectively, in interest on properties under development.

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

~F-8~

Depreciation— Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale— Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2007 we owned nineteen properties with a carrying value of $22.5 million that were classified as real estate held for sale. As of December 31, 2006, we did not have any properties that met the criteria for  classification as real estate held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables— Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $111,000 and $157,000, respectively, related to our tenant receivables.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of September 30, 2007 and December 31, 2006, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.

Notes receivable – related party– Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the merchant development funds have a construction lender in place, and we step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (7.75% at September 30, 2007) and are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining property financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of September 30, 2007 and December 31, 2006 totaled $557,000 and $421,000, respectively. Accumulated amortization related to deferred leasing costs as of September 30, 2007 and December 31, 2006 totaled $400,000 and $264,000, respectively.

~F-9~

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years.  We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted share activity during the nine months ended September 30, 2007.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	355,599	$7.31
Granted	131,334	8.51
Vested	(53,090)	7.34
Forfeited	(14,750)	7.27
End of period	419,093	7.68

The weighted-average grant date fair value of restricted shares issued during the nine months ended September 30, 2007 and 2006 was $8.51 per share and $7.00 per share, respectively.  The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $390,000 and $238,000 respectively.  Total compensation cost recognized related to restricted shares during the nine months ended September 30, 2007 and 2006 was $552,000 and $435,000, respectively.  As of September 30, 2007, total unrecognized compensation cost related to restricted shares was $2.4 million, and the weighted average period over which we expect this cost to be recognized is 4.0 years.

General Partner Profit Participation Interests - We have assigned up to 45% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the merchant development funds cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the merchant development funds, we recognize expense associated with the assignment of these economic interests as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.  See Note 3 below for a discussion of the potential sale of assets from one our merchant development funds, AAA CTL Notes, Ltd.

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

~F-10~

Share Options - We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of September 30, 2007 and December 31, 2006, none of these options have been granted.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal– We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meets all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our real estate investment trust taxable income be distributed to shareholders.

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

State– In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $174,000 for the Texas Margin Tax for the nine months ended September 30, 2007.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class B, class C and class D shares which represent 19.7 million and 25.8 million potential common shares for the nine months ended September 30, 2007 and 2006, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A share for the three  and nine months ended  September 30, as indicated:

	Quarter		YTD
	2007	2006	2007	2006
Loss to class A common shareholders*	$(688)	(1,352)	(4,001)	(4,827)
Weighted average class A common shares outstanding*	6,385	6,285	6,373	6,321

Basic and diluted loss per share	(0.11)	(0.22)	(0.63)	(0.76)
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

~F-11~

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

As of September 30, 2007, the carrying value of our debt obligations associated with assets held for investment was $154.4 million, $138.4 million of which represented fixed rate obligations with  an estimated fair value of $140.1 million. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million.

As of September 30, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.9 million, all of which represented fixed rate obligations with an estimated fair value of $13.2 million.

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

As of September 30, 2007, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $4.8 million of our total consolidated assets at period end. This entity had no debt outstanding at period end.

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

In February 2007 the FASB issued “SFAS No. 159,” The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

~F-12~

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations for the three and nine months ended September 30 (in thousands, except for per share data)

	Quarter		YTD
	2007	2006	2007	2006
Rental revenue	$76	$44	$194	$151
Earned income from direct financing leases	447	448	1,342	1,344
Gain on sale of real estate held for investment	-	-	-	286
Gain on sale of real estate held for resale	-	-	-	12
Total revenues	523	492	1,536	1,793

Property expense	(1)	3	4	(116)
Other general and administrative	(4)	(3)	(16)	(19)
Federal income tax expense	3	2	(1)	15
Legal and professional	(4)	(7)	(20)	(31)
Depreciation and amortization	(8)	(2)	(22)	(17)
Minority interest	(42)	(43)	(154)	(98)
Interest expense	(317)	(286)	(873)	(845)
Total expenses	(373)	(336)	(1,082)	(1,111)
Income from discontinued operations	150	156	454	682
Basic and diluted income from discontinued operations
per class A common share	$0.02	$0.02	$0.07	$0.11

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

~F-13~

During the third quarter of 2007, we elected to hold the AAA assets for sale, and we are currently under contract for their sale to a third party.  Assuming that the sale closes under its currently negotiated terms, we will realize a gain in the fourth quarter of 2007 along with a compensation charge related to the portion of that gain that we have assigned to management.  See Note 1 under Deferred Compensation “General Partner Profit Participation Interests.“

Merchant Development Funds
As of September 30, 2007, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%.  See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”)— AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of September 30, 2007, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

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

AmREIT Monthly Income & Growth Fund III (“MIG III”)— AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005.  The offering was closed in October 2006, and the capital raised was approximately $71 million.  Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% aggregate interest in the income and cash flow of MIGC III.  Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation (expected in 2012) will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  MIG IV began raising money in November 2006, and, as of September 30, 2007, had raised approximately $32 million.  We expect our limited partnership interest at completion of the offering to be between 0.8% and 1.6%.  Certain members of our management team have been assigned a 28.5% aggregate interest in the income and cash flow of MIGC IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2013) will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

~F-14~

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

					Sharing Ratios*
Merchant Development Fund	Capital under Management	LP Interest	GP Interest	Scheduled Liquidation	LP	GP	LP Preference

AIG	$10 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$32 million	2.5%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

* Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return.  The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $2.0 million and $2.6 million during the nine months ended September 30, 2007 and September 30, 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $293,000 and $458,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively.

~F-15~

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$19,083	$2,025	$19,408	$2,146
Accumulated amortization	(6,362)	(982)	(4,728)	(810)
Intangible lease cost, net	$12,721	$1,043	$14,680	$1,336

Acquired lease intangible liabilities (below-market leases) of $3.5 million and $4.0 million as of September 30, 2007 and December 31, 2006, respectively, are net of previously accreted minimum rent of $1.5 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income, was $423,000 and $508,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively.

5. NOTES PAYABLE

Our outstanding debt at September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Notes Payable, Held for Investment:
Fixed rate mortgage loans	$138,386	$132,524
Variable-rate unsecured line of credit	16,000	11,929
Notes Payable, Held for Sale	12,928	0
Total notes payable	$167,314	$144,453

We have an unsecured credit facility (the “Credit Facility”) in place which is being used to provide funds for the acquisition of properties and working capital. The Credit Facility matures in November 2007 (see further discussion below) and provides that we may borrow up to $40 million subject to the value of unencumbered assets.  The Credit Facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. On September 30, 2007, we were in compliance with all financial covenants. The Credit Facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to 2.35%. As of September 30, 2007, the interest rate was LIBOR plus 1.65%. As of September 30, 2007, there was a balance outstanding of $16.0 million under the Credit Facility. We have approximately $22.0 million available under the Credit Facility, subject to the covenants above.  We have $2.0 million in letters of credit outstanding related to various properties.  These letters of credit reduce our availability under the Credit Facility.

We have renewed the Credit Facility, and effective October 30, 2007, our maximum borrowing amount will be increased to $70.0 million, subject to the value of unencumbered assets.  The renewed facility matures on October 30, 2009 and provides for an annual interest rate range of LIBOR plus a spread of 1.0% to 1.85%.  The financial covenants contained in the renewed facility are not materially different from those in place prior to renewal.

As of September 30, 2007, the weighted average interest rate on our fixed-rate debt was 5.78%, and the weighted average remaining life of such debt was 7.0 years.  We added fixed-rate debt of $19.9 million during the nine months ended September 30, 2007.  We added fixed-rate debt of $20.0 million during 2006.

~F-16~

As of September 30, 2007, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Associated with Assets			Associated with Assets
	Held for Investment			Held for Sale
Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2007	$206	-	206	$117	-	117
2008	859	13,410	14,269	491	-	491
2009	918	16,000	16,918	531	-	531
2010	982	-	982	574	-	574
2011	987	3,075	4,062	620	-	620
Beyond five years	2,998	114,253	117,251	314	10,281	10,595
Unamortized debt premiums	-	698	698	-	-	-
Total	$6,950	$147,436	$154,386	$2,647	$10,281	$12,928

6. CONCENTRATIONS

As of September 30, 2007, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 20% and 15%, respectively, of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 61% of our rental income for the nine months ended September 30, 2007. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by our top tenants for the periods ended September 30 ($ in thousands):

	Quarter		Year to date
Tenant	2007	2006	2007	2006
Kroger	$860	$773	$2,556	$2,136
IHOP Corporation *	562	562	1,686	1,687
CVS/Pharmacy	283	244	845	726
Landry's	266	223	790	484
Linens 'N Things	224	135	661	487
Hard Rock Café International	173	112	513	411
Cosniac Restaurant Group	149	145	445	376
Champps Entertainment, Inc	140	143	417	429
Starbucks	126	87	376	343
McCormick & Schmicks	115	117	342	349
	$2,898	$2,541	$8,631	$7,428

* A significant portion of IHOP Corporation revenues are related to our AAA assets which we have elected to hold for sale as described in Note 3.  The activity related to these assets held for sale is reflected as “Earned Income From DFL” in the Discontinued Operations section of Note 1.

~F-17~

7.  SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares— Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of September 30, 2007, there were 6,354,680 of our class A common shares outstanding, net of 244,353 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class B and class C common shares, as well as our earnings and financial needs.

Class B Common Shares— The class B common shares are not listed on an exchange and there is currently no available trading market for the class B common shares. The class B common shares have voting rights, together with all classes of common shares, as one class of shares. The class B common shares were issued at $9.25 per share. They receive a fixed 8.0% cumulative and preferred annual dividend, paid in quarterly installments, and are convertible into the class A common shares on a one-for-one basis at any time, at the holder’s option.  We have the right to call the shares and, at the holder’s option, either convert them on a one-for-one basis for class A shares or redeem them for $10.18 per share in cash plus any accrued and unpaid dividends.  In December 2006, we completed a tender offer for approximately 48% of our class B common shares.  In conjunction with that tender offer, we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million.  As of September 30, 2007, there were 1,031,097 of our class B common shares outstanding.

In October 2007, we announced that we are redeeming the remaining class B common shares.  We plan to convert or redeem all such shares by December 31, 2007.  Assuming that all class B common shareholders elect to receive cash for their shares, the aggregate cash redemption price will be approximately $10.5 million which will be funded through proceeds from our Credit Facility (see Note 5 for a discussion of our Credit Facility renewal).

Class C Common Shares— The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of shares. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option.  The class C common shares are convertible beginning in August 2010.  We have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.  As of September 30, 2007, there were 4,141,140 of our class C common shares outstanding. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares— The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of shares. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011.  We have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of September 30, 2007, there were 11,044,413 of our class D common shares outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest— Minority interest represents a third party interest in entities that we consolidate as a result of our controlling financial interest in such investees.  As of September 30, 2007, $1.2 million of the minority interest is attributable to a third party interest in AAA which is held for sale as of September 30, 2007 as discussed in Note 3.

~F-18~

8.      RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds.  The companies that serve as the general partner for the funds are wholly-owned by us. Real estate fee income of $2.8 million and $2.6 million was paid by our merchant development funds to us for the nine months ended September 30, 2007 and September 30, 2006, respectively. Additionally, construction revenues of $2.8 million and $6.7 million were earned from the merchant development funds during 2007 and 2006, respectively. We earn asset management fees from the funds for facilitating the deployment of capital and for performing other management oversight services.  Asset management fees of $930,000 and $556,000 were paid by the funds to us for the nine months ended September 30, 2007 and September 30, 2006, respectively.  Additionally, during the nine months ended September 30, 2007 and September 30, 2006 we were reimbursed by the merchant development funds $442,000 and $0, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of real estate investment opportunities to the NASD financial planning broker-dealer community, we maintain a 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the original invested capital has been returned, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

 9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In May 2007, we acquired a 2-acre parcel of land in Champaign, IL that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business.  In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood.   Additionally, during the nine months ended September 30, 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

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

During the nine months ended September 30, 2006, we sold two properties which were recorded as real estate held for sale.  These sales generated aggregate proceeds of $3.6 million which approximated the properties’ carrying values.  Additionally, we sold one of our properties that was held for investment for proceeds of $2.1 million, which generated a $286,000 gain.

10. COMMITMENTS

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the nine months ended September 30, 2007 and 2006 was $204,000 and $228,000, respectively.

11. SEGMENT REPORTING
The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 50 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the nine months ended September 30, 2007 occurred within the portfolio segment.

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

~F-19~

				Asset Advisory
For the nine months ended September 30, 2007 ($ in 000's)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$22,538	$-	$-	$-	$22,538
Real estate fee income		-	3,809	-	-	3,809
Construction revenues		-	3,862	-	-	3,862
Securities commission income		-	-	3,410	-	3,410
Asset management fee income		-	-	-	930	930
	Total revenue	22,538	7,671	3,410	930	34,549

General and administrative		1,118	3,874	1,330	41	6,363
Property expense		5,606	93	4	-	5,703
Construction costs		-	3,521	-	-	3,521
Legal and professional		909	162	112	5	1,188
Real estate commissions		-	448	-	-	448
Securities commissions		-	-	2,862	-	2,862
Depreciation and amortization		5,914	-	-	-	5,914
	Total expenses	13,547	8,098	4,308	46	25,999

Interest expense		(6,041)	(415)	(29)	-	(6,485)
Other income/ (expense)		890	392	336	(29)	1,589

Income from discontinued operations		451	3	-	-	454

	Net income (loss)	$4,291	$(447)	$(591)	$855	$4,108

~F-20~

				Asset Advisory
For the nine months ended September 30, 2006 ($ in 000's)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$20,824	$-	$-	$-	$20,824
Real estate fee income		-	3,352	-	-	3,352
Construction revenues		-	8,331	-	-	8,331
Securities commission income		-	-	4,172	-	4,172
Asset management fee income		-	-	-	556	556
	Total revenue	20,824	11,683	4,172	556	37,235

General and administrative		802	3,664	1,635	133	6,234
Property expense		5,083	86	20	-	5,189
Construction costs		-	7,508	-	-	7,508
Legal and professional		699	186	57	-	942
Real estate commissions		-	540	-	-	540
Securities commissions		-	-	3,694	-	3,694
Depreciation and amortization		6,620	-	-	-	6,620
	Total expenses	13,204	11,984	5,406	133	30,727

Interest expense		(4,718)	(341)	(36)	-	(5,095)
Other income/ (expense)		1,200	141	126	340	1,807

Income (loss) from discontinued operations		701	(19)	-	-	682

	Net income (loss)	$4,803	$(520)	$(1,144)	$763	$3,902

~F-21~

				Asset Advisory
For the three months ended September 30, 2007 ($ in 000's)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$7,659	$-	$-	$-	$7,659
Real estate fee income		-	1,893	-	-	1,893
Construction revenues		-	1,975	-	-	1,975
Securities commission income		-	-	933	-	933
Asset management fee income		-	-	-	334	334
	Total revenue	7,659	3,868	933	334	12,794

General and administrative		413	1,407	479	(50)	2,249
Property expense		1,912	25	-	-	1,937
Construction costs		-	1,792	-	-	1,792
Legal and professional		338	32	50	5	425
Real estate commissions		-	1	-	-	1
Securities commissions		-	-	788	-	788
Depreciation and amortization		2,016	-	-	-	2,016
	Total expenses	4,679	3,257	1,317	(45)	9,208

Interest expense		(2,140)	(151)	(18)	-	(2,309)
Other income/ (expense)		431	(181)	157	171	578

Income (loss) from discontinued operations		151	(1)	-	-	150

	Net income (loss)	$1,422	$278	$(245)	$550	$2,005

~F-22~

				Asset Advisory
For the three months ended September 30, 2006 ($ in 000's)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$7,300	$-	$-	$-	$7,300
Real estate fee income		-	924	-	-	924
Construction revenues		-	3,595	-	-	3,595
Securities commission income		-	-	1,554	-	1,554
Asset management fee income		-	-	-	212	212
	Total revenue	7,300	4,519	1,554	212	13,585

General and administrative		229	1,302	532	52	2,115
Property expense		1,961	47	-	-	2,008
Construction costs		-	3,224	-	-	3,224
Legal and professional		236	87	33	-	356
Real estate commissions		-	-	-	-	-
Securities commissions		-	-	1,348	-	1,348
Depreciation and amortization		2,046	-	-	-	2,046
	Total expenses	4,472	4,660	1,913	52	11,097

Interest expense		(1,712)	(92)	(10)	-	(1,814)
Other income/ (expense)		592	(7)	(10)	152	727

Income (loss) from discontinued operations		159	(3)	-	-	156

	Net income (loss)	$1,867	$(243)	$(379)	$312	$1,557

~F-23~

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

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory/sponsorship business totaled $15 million.  As of  September 30, 2007:
•	We owned a real estate portfolio consisting of 50 properties located in 15 states that had a net book value of $307 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $155 million in contributed capital; and
•	We had over 400,000 square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory/sponsorship business and for third parties.

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

As of September 30, 2007, we owned a real estate portfolio consisting of 50 properties located in 15 states.  A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value.  We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes:  high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day).  We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation.   Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

~1~

We expect that single-tenant, credit leased properties, will continue to experience cap rate pressure during 2007 due to the low interest rate environment and increased buyer demand.  Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners.   Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.  Therefore, there can be no assurance that we will ultimately purchase any or all of these projects.  Our acquisitions program is sensitive to changes in interest rates.  As of September 30, 2007, 89% of our outstanding debt had a long-term fixed interest rate with an average term of 7.0 years.  Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

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

~2~

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

~3~

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

Liquidity and Capital Resources

At September 30, 2007 and December 31, 2006, our cash and cash equivalents totaled $6.8 million and $3.4 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, are as follows (in thousands):

	2007	2006
Operating activities	$6,220	$11,542
Investing activities	$(14,225)	$(24,399)
Financing activities	$11,375	$9,519

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

~4~

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

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $5.3 million for the 2007 period when compared to the 2006 period. This net decrease is primarily attributable to a $6.9 million decrease in working capital cash flow during the period.  This working capital decrease was due primarily to a $4.5 million net decrease in cash flows from receivables which was driven by a number of factors – (1) an $1.8 million increase during 2006 in working capital cash flows as a result of improved collection efforts on 2005 related party receivables generated by our construction business which commenced operations during 2005, (2) a $1.0 million earnest money deposit made during 2007 on behalf of our merchant development funds related to a property acquisition (this deposit was reimbursed to us by the fund in October 2007) and (3) $1.1 million of organization and offering costs incurred on behalf of one of our merchant development funds that is currently in the pre-operating stage (these costs will be reimbursed by the fund in the first quarter of 2008).  This $6.9 million decrease in working capital cash flows was partially offset by an $869,000 increase in cash flow from our activities related to real estate acquired for resale.  During 2006, we had net cash inflows from these activities of $530,000 as compared to net cash inflows of $1.4 million during 2007 – during 2006, we invested $623,000 in real estate held for resale, and we made no investments in such real estate during 2007.

Cash flows used in investing activities as reported in the Consolidated Statements of Cash Flows decreased from a net investing outflow of approximately $24.4 million in 2006 to a net investing outflow of $14.2 million in 2007.  This $10.2 million decrease is primarily attributable to a $15.0 million decrease in property acquisitions during 2007, coupled with a $7.9 million decrease in loans to affiliates during the period.  These decreases in cash outflows were partially offset by decreases in payments from affiliates of $3.3 million, an increase in investments of $4.9 million and a $4.5 million reduction in proceeds from the sale of investment property.  On the property acquisition side, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood.  In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas.  With respect to loans to and payments from affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.  With respect to investments made during 2007, we acquired a 30% interest in AmREIT Woodlake LP., which purchased Woodlake Square Shopping Center, a 205,000 square foot Randall’s-anchored shopping center on the northeast corner of Westheimer and Gessner in Houston, Texas.  We made no such investments in 2006.  With respect to the decrease in proceeds from sales of investment property, during 2007, we did not have any such sales whereas in 2006, we sold two properties held for investment, generating proceeds of $4.5 million.

Cash flows provided by financing activities increased from $9.5 million during the 2006 period to $11.4 million during the 2007 period. This $1.9 million increase was primarily attributable to a $1.7 million reduction in share repurchase activity under our share repurchase program.  The $20.2 million increase in proceeds from notes payable during the period was almost entirely offset by a $19.5 million increase in payments of notes payable.  During the 2006 period, net proceeds from notes payable were $22.4 million (driven primarily by the $20.0 million financing of The South Bank) versus net proceeds from notes payable of $23.0 million during the 2007 period (driven primarily by the $19.9 million in proceeds from the financing of Uptown Dallas).

~5~

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital.  The credit facility matures in November 2007 (see further discussion below) and provides that we may borrow up to $40 million subject to the value of unencumbered assets.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions.  At September 30, 2007, we were in compliance with all financial covenants.    The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.35% to LIBOR plus a spread of 2.35%.  As of September 30, 2007, the interest rate was LIBOR plus 1.65%.  As of September 30, 2007 there was $16.0 million outstanding on the credit facility.  As of September 30, 2007, we have approximately $22.0 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

We have renewed the Credit Facility, and effective October 30, 2007, our maximum borrowing amount will be increased to $70.0 million, subject to the value of unencumbered assets.  The renewed facility matures on October 30, 2009 and provides for an annual interest rate range of LIBOR plus a spread of 1.0% to 1.85%.  The financial covenants contained in the renewed facility are not materially different from those in place prior to renewal.

During the nine months ended September 30, 2007, we declared dividends to our shareholders of $10.5 million, compared with $11.1 million in the nine months ended September 30, 2006.  The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends.  All dividends are declared on a quarterly basis.  The dividends by class follow (in thousands):

		Class A	Class B	Class C	Class D
2007	Third Quarter	$792	$190	$720	$1,783
	Second Quarter	$797	$192	$726	$1,793
	First Quarter	$785	$194	$725	$1,786

2006	Fourth Quarter	$776	$200	$723	$1,790
	Third Quarter	$782	$385	$724	$1,799
	Second Quarter	$788	$390	$726	$1,798
	First Quarter	$789	$390	$722	$1,794

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

Results of Operations
Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Total revenues decreased by $791,000 or 6% in 2007 as compared to 2006 ($12.8 million in 2007 versus $13.6 million in 2006).  AmREIT Construction Company (“ACC”) generated revenues of $2.0 million during 2007, compared to $3.6 million during 2006.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This reduction in revenues is primarily attributable to reduced related party work.  A significant related party contract that generated $2.2 million in revenues during the three months ended September 30, 2006 was completed in the fourth quarter of 2006.

Securities commission revenue decreased by $621,000 or 40% in 2007 as compared to 2006. This decrease in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business.  During the third quarter of 2007, we raised $8.5 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV) versus $14.2 million in capital that we raised for AmREIT Monthly Income and Growth Fund III, LP (MIG III) during the third quarter of 2006.  This decrease in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Real estate fee income increased approximately $969,000, or 105%, primarily as a result of an increase in acquisition fees earned on property transactions within our merchant development funds.

~6~

Expenses
Total operating expenses decreased by $1.9 million, or 17%, from $11.1 million in 2006 to $9.2 million in 2007. This decrease was primarily attributable to decreases in construction costs and securities commissions, which were offset by an increase in general and administrative and legal and professional expenses.

ACC recognized $1.8 million in construction costs during 2007, compared to $3.2 million in 2006.  This reduction in construction costs is consistent with the reduction in revenues described above.

Securities commission expense decreased by $560,000, or 42%, from $1.3 million in 2006 to $788,000 in 2007. This decrease is attributable to decreased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.

General and administrative expense increased by $134,000, or 6%, during 2007 to $2.2 million compared to $2.1 million in 2006. This increase is primarily due to increases in personnel.

Legal and professional expense increased by $69,000, or 19%, to $425,000 in 2007 compared to $356,000 in 2006.  This increase is attributable to costs associated with our accounting software conversion as well as an increase in audit and compliance costs.

Other
Income from merchant development funds and other affiliates increased by $249,000, or 117%, from $213,000 in 2006 to $462,000 in 2007.  During 2007, we realized $405,000 of profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation.  In 2006, we recognized $196,000 related to our general partner interest in AOF.

Interest expense increased by $495,000, or 27%, from $1.8 million in 2006 to $2.3 million in 2007.  The increase in interest expense is primarily attributable to draw-downs on our Credit Facility in late 2006 related to the tender of the Class B shares.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Total revenues decreased by $2.7 million or 7% in 2007 as compared to 2006 ($34.5 million in 2007 versus $37.2 million in 2006).  Rental revenues increased by $1.7 million, or 8%, in 2007 as compared to 2006.  This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007.  In addition, in the first quarter of 2006 we recorded a reduction to rental revenues of $457,000 as a result of a favorable property tax protest on one of our properties.  This reduction was offset by a corresponding reduction in property expense during the nine months ended September 30, 2006.

AmREIT Construction Company (“ACC”) generated revenues of $3.9 million during 2007, compared to $8.3 million during 2006.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This reduction in revenues is primarily attributable to reduced related party work.  A significant related party contract that generated $4.8 million revenues during the nine months ended September 30, 2006 was completed in the fourth quarter of 2006.

Securities commission revenue decreased by $762,000 or 18% in 2007 as compared to 2006. This decrease in commission revenue was driven by the capital-raising activities of our advisory/sponsorship business.  During the nine months ended September 30, 2007, we raised $30.4 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV) versus $38.0 million in capital that we raised for AmREIT Monthly Income and Growth Fund III, LP (MIG III) during 2006.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

~7~

Expenses
Total operating expenses decreased by $4.7 million, or 15%, from $30.7 million in 2006 to $26.0 million in 2007. This decrease was primarily attributable to decreases in construction costs, depreciation and amortization and securities commissions, which were offset by increases in property expense and legal and professional expenses.

ACC recognized $3.5 million in construction costs during 2007, compared to $7.5 million in 2006.  This reduction in construction costs is consistent with the reduction in revenues described above.

Depreciation and amortization decreased by $706,000, or 11%, to $5.9 million in 2007 compared to $6.6 million in 2006. The decrease in depreciation and amortization is attributable to a number of leases that expired in 2006, which reduced the amortization related to intangible lease costs and tenant improvements.  This decrease was partially offset by increased depreciation and amortization related to Uptown Dallas.

Securities commission expense decreased by $832,000 or 23% from $3.7 million in 2006 to $2.9 million in 2007. This decrease is attributable to decreased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.

Property expense increased $514,000 or 10% in 2007 as compared to 2006 ($5.7 million in 2007 versus $5.2 million in 2006). The increase is primarily as a result of the acquisitions of the properties discussed in “Revenues” above.  In addition, in the first quarter of 2006 we recorded a reduction to property expense of $465,000 as a result of a favorable property tax protest on one of our properties.  This reduction was offset by a corresponding reduction in rental from operating leases during the nine months ended September 30, 2006.

Legal and professional expense increased $246,000, or 26%, from $942,000 in 2006 to $1.2 million in 2007.  This increase is attributable to costs associated with our accounting software conversion as well as an increase in legal, audit and compliance costs.

Other
Interest expense increased by $1.4 million, or 27%, from $5.1 million in 2006 to $6.5 million in 2007.  The increase in interest expense is primarily attributable to property acquisitions, as well as additional draw-downs on our line of credit related to the tender of the Class B shares.

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

~8~

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Quarter		Year to date
	2007	2006	2007	2006
Income - before discontinued operations	$1,855	$1,401	$3,654	$3,220
Income (loss) - from discontinued operations	150	156	454	682

Plus depreciation of real estate assets - from operations	2,022	2,034	5,922	6,624
Plus depreciation of real estate assets - from discontinued operations	8	2	22	17

Adjustments for nonconsolidated affiliates	66	42	102	111
Less gain on sale of real estate assets acquired for investment	-	-	-	(286)
Less class B, C & D distributions	(2,693)	(2,909)	(8,109)	(8,729)

Total Funds From Operations available to class A shareholders	$1,408	$726	$2,045	$1,639

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

As of September 30, 2007, the carrying value of our debt obligations associated with assets held for investment was $154.4 million, $138.4 million of which represented fixed rate obligations with an estimated fair value of $140.1 million.  As of September 30, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.9 million, all of which represented fixed rate obligations with an estimated fair value of $13.2 million.  The remaining $16.0 million of our debt obligations have a variable interest rate.  Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of September 30, 2007.  In the event interest rates were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $160,000 based on the variable-rate debt outstanding at September 30, 2007.

As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million.

The discussion above considers only those exposures that exist as of September 30, 2007.  It therefore does not consider any exposures or positions that could arise after that date.  As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of  September 30, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting (as such term is defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

~9~

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2006, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended September 30, 2007, we had no material changes in these risk factors.

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
31.1 Rule 13a-4 Certification of Chief Executive Officer
31.2 Rule 13a-14 Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer

~10~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf on the 9th day of November 2007 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor H. KERR TAYLOR President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2007
/s/ Robert S. Cartwright, Jr. ROBERT S. CARTWRIGHT, JR., Trust Manager	November 9, 2007
/s/ G. Steven Dawson G. STEVEN DAWSON, Trust Manager	November 9, 2007
/s/ Philip W. Taggart PHILIP W. TAGGART, Trust Manager	November 9, 2007
/s/ H.L. Rush, Jr. H.L. RUSH, JR., Trust Manager	November 9, 2007
/s/ Brett P. Treadwell BRETT P. TREADWELL, Vice President – Finance (Principal Accounting Officer)	November 9, 2007