Form 10-K
period 2007-12-31
AMREIT
filed 2008-03-27
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common  equity was last sold as of June 30, 2007 was $44.5 million

The number of common shares outstanding on March 14, 2008 was 6,152,440 Class A Common Shares, 4,140,278, Class C Common Shares, and 11,001,091 Class D Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference into Part III portions of its Proxy Statement for the 2008 Annual Meeting of Shareholders.

TABLE OF CONTENTS

Item No.		Form10-K Page
	PART I
1.	Business	2
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	11
2.	Properties	11
3.	Legal Proceedings	16
4.	Submission of Matters to a Vote of Security Holders	16

	PART II
5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
7A.	Quantitative and Qualitative Disclosures about Market Risk	27
8.	Consolidated Financial Statements and Supplementary Data	27
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
9A.	Controls and Procedures	27
9B.	Other Information	26

	PART III
10.	Trust Managers, Executive Officers and Corporate Governance	28
11.	Executive Compensation	28
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	28
13.	Certain Relationships, Related Transactions and Trust Manager Independence	28
14.	Principal Accountant Fees and Services	28

	PART IV
15.	Exhibits and Financial Statement Schedules	29

FORWARD –LOOKING STATEMENTS

Certain statements constrained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations, and beliefs and are subject to numerous assumptions, risks and uncertainties. Out future results, financial condition and business may differ materially from those expressed in these forward looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K, We also note the following forward-looking statements: in the case of our developments projects, the estimated completion date, estimated project costs and costs to complete; and estimates of future capital expenditures, common and preferred share dividends. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this annual report on Form 10-K

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on From 10-K.

~1~

PART I

Item 1. Business

General

We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our business model is similar to an institutional advisory company that is judged by its investor partners on the returns we are able to deliver to reach specified long-term results. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (NAV) of AmREIT and its advised funds.

We seek to create value and drive net operating income (NOI) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support a growing advisory business that raises capital through an extensive independent broker dealer channel as well as through institutional joint venture partners.

The institutional-grade portfolio of Irreplaceable Corners – premier retail properties in high-traffic, highly-populated areas – are held for long-term value and to provide a foundation to our funds from operations (FFO) through a steady stream of rental income. Our advisory business, has a 24-year track record of delivering returns to its investor partners through a series of closed-end, merchant development funds, resulting in recurring income from assets under management and in transactional income through profit participation interests and real estate fees, including acquisition, development and leasing fees.

The recurring-income nature of the institutional-grade portfolio of Irreplaceable Corners and the advisory business can be complemented by the added growth potential of our real estate development and operating business.  This model seeks to provide value through offering an array of services to our tenants and to the properties owned in both the institutional-grade portfolio of Irreplaceable Corners and those owned by the closed-end, merchant development funds as well as to third parties.

When we listed on the AMEX in July 2002, our total assets had a book value of approximately $48 million and equity within our advisory business totaled approximately $15 million in equity assets under management.  As of December 31, 2007:
•	We owned a real estate portfolio consisting of 50 properties located in 15 states that had a book value of approximately $344 million;
•
We directly managed, through our five actively managed merchant development funds, a total of $159 million in contributed capital and an additional $33.0 million in institutional capital under management; and

•	We had over 1.3 million square feet of retail centers in various stages of development or in the pipeline for both our advisory business and for third parties.

Our direct predecessor, American Asset Advisers Trust, Inc. (“AAA”), was formed as a Maryland corporation in 1993. Prior to 1998, AAA was externally advised by American Asset Advisors Corp. which was formed in 1985.  In June 1998, AAA merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.

Our Class A Common Shares are traded on the American Stock Exchange under the symbol “AMY”.  Our headquarter offices are located at 8 Greenway Plaza, Suite 1000 Houston, Texas  77046, and we have a regional office located in Dallas, TX.  Our telephone number is 713.850.1400 and we maintain an internet site at www.amreit.com.

Our Strategy

In 2002, after almost 18 years as a private company, we listed our Class A Common Shares on the American Stock Exchange and set a ten-year goal to build a business model that would enable AmREIT to outperform our peers.  Although very few, if any, of our peers are publicly-traded, we are all judged by our respective partners for the long-term returns we are able to deliver.  We set out to build a real estate company with the potential to create value year over year regardless of the market cycle.  The result was two distinct companies within one: a portfolio of premium shopping centers that we refer to as Irreplaceable Corners and our advisory business, which manages our closed-end merchant development funds.  Those two companies provide a measure of stability due to the recurring income generated by the portfolio and the fees generated from assets under management in the advisory business.  Our real estate development and operating group, which is fee-driven and transaction-oriented, supports and enhances the growth of each company, giving us the flexibility to achieve our financial objectives over the long-term as we navigate the changing real estate market cycles.

In market cycles characterized by strong buyer demand, we place an emphasis on growing our advisory business through actively managing a blend of value-added acquisition redevelopment and development projects that generate both transactional fees and recurring management fees. We also provide these real estate services to third parties for a fee.  With this strategy comes increased volatility as these businesses have a heavy transactional component. In market cycles where we are able to capture a greater spread between cap rates and fixed-rate debt terms, we grow our portfolio of Irreplaceable Corners which provide a steady and dependable income stream by utilizing the acquisition, development and re-development expertise of our real estate development and operating business.

The active management approach we use within our advisory group combines our experience in acquisitions and merchant development and allows us to participate in both declining and rising market cycles. This business was designed to generate an additional source of recurring income for our shareholders based on equity under management as well as a stream of profits and back-end interests as the funds liquidate and preferred returns are met for investors.  We believe that this is the hidden value behind our long-term growth. However, short term, as we grow this side of the business, it creates a strain on earnings and near term results.  Great people are at the heart of our company, our strategy and our structure.  We have focused on growing a team of professionals that display a high degree of character, that are extremely competent, that are able to communicate clearly in good times and challenging times, and that are contributing to our team-oriented culture.  It is our people that are the backbone of our structure and our ability to generate long-term shareholder value.

~2~

Our Structure

Our structure consists of two distinct companies: an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group. This structure strives to deliver long-term returns to our investor partners- Wall Street, independent broker-dealers and institutional joint venture partners.

Portfolio of Irreplaceable Corners
During 2005 and continuing through 2007, we acquired approximately 355,000 square feet of shopping centers, representing over $143 million in assets and an average cap rate of 6.8%.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at our properties.  Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly populated affluent areas.  Because of their location and exposure as central gathering places, these centers attract well established tenants and we believe they can withstand the test of time, providing our shareholders a dependable rental income stream.

As of December 31, 2007, we owned a real estate portfolio consisting of 50 properties located in 15 states.  Leased to national, regional and local tenants, our shopping center properties are primarily located throughout Texas.  Our single-tenant properties are located throughout the United States and are generally leased to corporate tenants where the lease is the direct obligation of the parent company, not just the local operator.  Properties that we acquire are generally newly constructed or recently constructed at the time of acquisition.  We believe the locations of our properties, and the high barriers to entry at those locations allow us to maximize leasing income through comparatively higher rental rates and high occupancy rates.  As of December 31, 2007, the occupancy rate at our operating properties was 98.1% based on leasable square footage compared to 96.5% as of December 31, 2006.

We invest in properties where we believe effective leasing and operating strategies, combined with cost-effective expansion and renovation programs, can improve the existing properties’ value while providing superior current economic returns.  These fungible types of improvements allow us to place grocery-anchored shopping centers, strip centers and lifestyle centers onto our properties.  We believe that investment in and operation of commercial retail real estate is a local business and we focus our investments in areas where we have strong knowledge of the local markets.  The areas where a majority of our properties are located are densely populated, suburban and infill communities in and around Houston, Dallas and San Antonio, but we have recently begun initiatives to explore new acquisition and development opportunities in select markets throughout the Sunbelt regions that over time could potentially expand our geographic reach.  Our expansion into these markets would be contingent upon finding the right individuals who would ensure that we have a strong knowledge of the local markets and maintain our hands-on management philosophy.  Within the Sunbelt, we intend to focus on markets we consider ‘gateways to the world economy,’ which share demographic characteristics similar to that of Houston.  These markets would feature large ports and/or international airports that make these cities conduits of world economic expansion.

Our shopping centers are primarily grocery-anchored, strip center, and lifestyle properties whose tenants consist of national, regional and local retailers.  Our typical grocery anchored shopping center is anchored by an established major grocery store operator in the region such as Kroger.  Our retail shopping centers are leased to national and regional tenants such as GAP, Starbucks, Bank of America, and Verizon Wireless as well as a mix of local and value retailers.  Lifestyle centers, such as Uptown Park – Houston, are typically anchored by a combination of national and regional restaurant tenants that provide customer traffic and tenant draw for specialty tenants that support the local consumer.  The balance of our retail properties are leased to national drug stores, national restaurant chains, national value oriented retail stores and other regional and local retailers.  The majority of our leases are either leased or guaranteed by the parent company, not just the operator of the individual location.  All of our shopping centers are located in areas of substantial retail shopping traffic.  Our properties generally attract tenants who provide basic staples and convenience items to local customers.  We believe sales of these items are less sensitive to fluctuations in the business cycle than higher priced retail items. No single retail tenant represented more than 10% of total revenues for the year ended December 31, 2007.

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

As of December 31, 2007, two properties individually accounted for more than 10% of the Company’s year-end consolidated total assets –Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 15% and 11%, respectively, of total assets.  For the year ended December 31, 2007, the top three tenants by rental income concentration were Kroger at 10.7%, IHOP at 6.9% and CVS/pharmacy at 3.5%.  Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area.  These properties represented 62% of our rental income for the year ended December 31, 2007.  Houston is Texas’ largest city and the fourth largest city in the United States. See “Location of Properties” in Item 2 for further discussion regarding Houston's economy.

~3~

Advisory Business
The primary goal of our advisory business is to grow assets under management, primarily through the Independent Broker Dealer Network (IBD) and through institutional joint venture relationships.  Through these assets under management, we are able to generate current recurring fee income, long term profit participation, and transactional revenues for real estate services provided such as acquisition, development and leasing.  We break this business down into two components, our securities operations and our merchant development funds

Securities Operations - In an effort to vertically integrate our business model and better control the inflows of capital into our Advisory business, we have a wholly owned Financial Industry Regulatory Agency (FINRA) registered broker-dealer, AmREIT Securities Company (ASC).  For the past 24 years, we have been raising capital for our funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities.  Historically, our securities group has raised capital in two ways:  first, directly for AmREIT through non-traded classes of common shares, and second, for our actively-managed merchant development funds.

During 2007, our securities operation raised approximately $45 million for AmREIT Monthly Income and Growth Fund IV, Ltd. (MIG IV), an affiliated merchant development fund sponsored by one of our subsidiaries.  During 2006, the securities operation raised approximately $60 million for AmREIT Monthly Income and Growth Fund III, Ltd (MIG III).

During the fourth quarter, the registration statement relating to REITPlus, Inc., a $550 million non-traded REIT offering that will be advised by a wholly-owned subsidiary of AmREIT, was declared effective by the SEC, allowing REITPlus to begin offering its common stock through AmREIT's broker dealer network. By advising REITPlus, we will earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees and sales commissions. We will also participate in a 15% promoted interest after the REITPlus stockholders receive their invested capital plus a 7% preferred return.

During the years ended December 31, 2007, 2006 and 2005, our securities operation generated commission  revenues related to the sponsorship of our merchant development funds of $4.8 million, $6.6 million and $1.2 million, respectively.  The advisory group incurred commission expenses of $4.0 million, $5.7 million and $864,000 which were paid to non-affiliated broker-dealers in conjunction with such capital-raising activities.

Merchant Development Funds - The advisory business invests in and actively manages seven merchant development funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.  We typically invest as both the general partner and as a limited partner, and our advisory business sells interests in these funds to retail investors.  We, as the general partner, manage the funds, and, in return, receive management fees as well as potentially significant profit participation interests as the funds enter liquidation.  However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners.  In this spirit, the funds are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners.   During the years ended December 31, 2007, 2006 and 2005, we earned asset management fees of $1.3 million, $823,000 and $495,000, respectively, which are recurring fees earned over the life of the partnership.

As of December 31, 2007, the advisory group directly managed, through its seven actively managed merchant development funds, a total of $159 million in contributed capital.  Two of the seven partnerships, AmREIT Opportunity Fund, Ltd. (AOF) and AmREIT Income and Growth Fund, Ltd. (AIG), entered into their liquidation phase in 2003 and 2007 respectively, and the remaining five partnerships are scheduled to enter their liquidation phases in , 2010, 2011, 2012, 2013, and 2016.  As these partnerships enter into liquidation, we, acting as the general partner/advisor, expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the limited partners.  During the years ended December 31, 2007, 2006 and 2005, AmREIT recognized approximately $401,000, $414,000 and $0, respectively, related to its general partner interest in AOF.  See Footnote 5 in the accompanying consolidated financial statements for more information.  In accordance with GAAP, our financial statements do not reflect any potential profit participation in our merchant development funds as any such gains have not been realized.  The income generated from our advisory business, both the current return as well as the future benefits through back-end interests and participations will be a key factor in our ability to grow FFO than our peers over our ten year journey.  We also assign a portion of this back-end interest to top management as contingent, long-term compensation.  See “Deferred Compensation” in Note 2 to the Consolidated Financial Statements.

Real Estate Development and Operating Group
Our real estate development and operating business, ARIC, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisitions, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our advisory business, and to third parties.  This operating subsidiary, which is a taxable REIT subsidiary, is transaction-oriented, is very active in the real estate market and has the potential to generate significant earnings on an annual basis.  This business can provide significant long-term growth; however due to its transactional nature, its quarter to quarter results will fluctuate, and therefore its contributions to our earnings will be volatile.

~4~

Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business.  We have a growing roster of leases with well-known national and regional tenants, and of equal importance is that we have affiliations with these tenants that extend across multiple sites.  Not only does our real estate development and operating business create value through relationships, but it also provides an additional source of fee income and profits.  Through the development, construction, management, leasing and brokerage services provided to our advisory business, as well as to third parties, our real estate team continues to generate fees and profits.  During the years ended December 31, 2007, 2006 and 2005, ARIC generated net real estate and asset management fees of $6.5 million, $9.1 million, and $5.6 million, which represented 13%, 16%, and 17% of the Company’s total revenues, respectively.

Through our real estate development activity, we are able to generate additional profits through the selective development or acquisition and disposition of properties within a short time period (12 to 18 months).  The majority of these assets are listed as real estate assets held for sale on our consolidated balance sheet.  At December 31, 2007 and 2006, assets held for sale totaled approximately $22.4 million and $0, respectively.  For the years ended December 31, 2007, 2006 and 2005, ARIC has generated gains on sales of properties acquired for sale of $0, $382,000, and $3.2 million, respectively.

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

Employees
As of December 31, 2007, AmREIT had 67 full-time employees, 1 part-time contract personnel and 3 full-time dedicated brokers.

Financial Information
Additional financial information related to AmREIT is included in Item 8 “Consolidated Financial Statements and Supplementary Data.”

Materials Available on Our Website

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.amreit.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information about us, including certain non-GAAP financial measures, none of which is a part of this annual report on Form 10-K.

Item 1A.    Risk Factors

Risks Associated with an Investment in AmREIT

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

There may be significant fluctuations in our quarterly or annual results.
Our quarterly and annual operating results will fluctuate based on a number of factors, including, among others:
•	The amount and timing of income generated by our advisory business as well as our real estate development and operating business;
•	The recognitions of gains or losses on property sales;
•	The volume and timing of our property acquisitions;
•	Interest rate changes;
•	The level of competition in our market; and
•	General economic conditions, especially those affecting the retail industries

As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters. The market price of our class A common shares could fluctuate with fluctuations in our quarterly or annual results.

Our class A common shares have limited liquidity.
Our class A common shares are currently traded on the American Stock Exchange. Our class A common shares have been listed since July 2002, and as of December 31, 2007, the average daily trading volume was approximately 9,886 shares based on a 90-day average. As a result, the class A common shares currently have limited liquidity.

~5~

The conversion and conversion premium associated with the class C and class D common shares may dilute the interest of the Class A common shares.
At December 31, 2007, there were 4,143,971 class C common shares outstanding and 11,045,763 class D common shares outstanding.

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
AmREIT has paid distributions since its organization in 1993. Distributions to our shareholders, however, are subordinate to the payment of our current debts and obligations. If we have insufficient funds to pay our debts and obligations, future distributions to shareholders will be suspended pending the payment of such debts and obligations. Dividends may be paid on the class A common shares only if all dividends then payable on the class C common shares have been paid. As a result, the class A common shares are subordinate to the class C common shares as to dividends.

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:
•	Changes in the national, regional and local economic climate;
•	Local conditions such as an oversupply of space or a reduction in demand for retail real estate in the area;
•	The attractiveness of the properties to tenants;
•	Competition from other available space;
•	Our ability to provide adequate management services and to maintain our properties;
•	Increased operating costs, if these costs cannot be passed through to tenants;
•	The expense of periodically renovating, repairing and re-leasing spaces;
•	The financial condition of our tenants;
•	Fluctuations in interest rates;
•	Changes in taxation or zoning laws
•	Availability of financing on acceptable terms or at all; and
•	Potential liability under environmental or other laws or regulations.

The rents we receive and occupancy levels at our properties may decline as a result of adverse changes in any of these factors.  If our rental revenues and/or occupancy levels decline, we will have less cash available to pay our indebtedness and distribute to our shareholders.

~6~

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property at which it leases space may have lower revenues and operational difficulties. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of our indebtedness or for distribution to our shareholders.

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
There is no limit on the number of properties that we may lease to a single tenant. However, under investment guidelines established by our board, no single tenant may represent more than 15% of our total annual revenue unless approved by our board. Our board reviews our properties and potential investments in terms of geographic and tenant diversification. Kroger, IHOP and CVS/pharmacy accounted for 10.7%, 6.9% and 3.5%, respectively, of our total operating revenues for the year ended December 31, 2007. There is a risk that any adverse developments affecting either Kroger, IHOP or CVS/Pharmacy could materially adversely affect our revenues (thereby affecting our ability to make distributions to shareholders).

Approximately 62% of our rental income for the year ended December 31, 2007, is generated from properties located in the Houston, Texas metropolitan area. Additionally, approximately 98% of our rental income for the year was generated from properties located throughout major metropolitan areas in the State of Texas.  Therefore, we are vulnerable to economic downturns affecting Houston and Texas, or any other metropolitan area where we might in the future have a concentration of properties.

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

At December 31, 2007, AmREIT had outstanding debt totaling $181.4 million, $150.9 million of which was fixed-rate secured financing.

~7~

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

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.
The Americans with Disabilities Act generally requires that public buildings, including our properties, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  To date, we have had no such claims that have resulted in any material expense or liability. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our shareholders.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

We May Not Be Able to Obtain Capital to Make Investments.
We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. We and other companies in the real estate industry have experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, new financing may not be available on acceptable terms.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this annual report on Form 10-K.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facilities, unsecured debt securities and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under these facilities is subject to compliance with certain financial and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

~8~

We rely on debt financing, including borrowings under our unsecured credit facilities, issuances of unsecured debt securities and debt secured by individual properties, to finance acquisitions and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.

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

~9~

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

We depend upon our anchor tenants to attract shoppers.

We own several regional malls and other shopping centers that are typically anchored by well-known department stores and other tenants who generate shopping traffic at the mall or shopping center. The value of our properties would be adversely affected if tenants or anchors failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations. If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord.

~10~

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

Item 1B.     Unresolved Staff Comments
None

Item 2.     Properties

General

At December 31, 2007, we owned 50 properties located in 15 states. Reference is made to the Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-K for a listing of the properties and their respective costs.

Since 1995, we have been developing and acquiring shopping centers in our advisory business. During this time, we believe we have sharpened our ability to recognize the ideal location of high-end shopping centers and single-tenant properties that can create long-term value which we define as Irreplaceable Corners.  Shopping centers represent 81% of annualized rental income from properties owned as of December 31, 2007, with the balance being single-tenant properties primarily leased by national tenants throughout the United States.

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

~11~

Location of Properties

Based in Houston, our current focus is on property investments in Texas.  Of our 50 properties, 24 are located in Texas, with 17 being located in the greater Houston metropolitan statistical area.  These 17 properties represented 62% of our rental income for the year ended December 31, 2007.  Our portfolio of assets tends to be located in areas we know well, and where we can monitor them closely.  Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments.  We expect over the long term we will outperform absentee landlords in these markets.

Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties.  Accordingly, management believes that any downturn in the Houston, Dallas and  San Antonio economies could adversely affect us; however, general retail and grocery anchored shopping centers, which we primarily own, provide basic necessity-type items, and tend to be less sensitive to macroeconomic downturns.

According to the Greater Houston Partnership, Houston is the 4th most populous city in the nation, trailing only New York, Los Angeles and Chicago.   Houston is among the nation’s fastest-growing and most diverse metropolitan areas and is growing faster than both the state of Texas and the nation.  Since 2000, approximately 56% of Houston’s population growth has been from net migration with 77% of that growth attributed to international immigration.  Only 21 other nations other than the United States have a Gross Domestic Product (GDP) exceeding Houston's Gross Area Product (GAP).  Houston’s economic base has diversified, sharply decreasing its dependence on upstream energy. Diversifying, or energy-independent, sectors account for 76% of net job growth in the economic base since 1988.  Mining represents the majority of oil and gas exploration and production and accounts for 23%, or a fifth of Houston’s GAP, which has risen sharply in reaction to higher energy prices and thinner worldwide surplus oil production capacity than in previous years. The Houston MSA recorded 2.5 million payroll jobs in July 2007 - more than the job counts of 29 states.  The Port of Houston in 2005 ranked first among U.S. ports in volume of foreign tonnage and is the world’s 10th largest port.

~12~

A listing of our properties by property type and by location follows, including gross leasable area (GLA), annualized base rent (ABR) and percent leased as of December 31, 2007:

Grocery Anchored Shopping Centers		City	State	GLA	ABR	% Leased
1	AmREIT C-Ranch LP	Houston	TX	97,297	$1,207,720	98%
2	MacArthur Park	Irving	TX	237,381	3,827,651	97%
3	Plaza in the Park	Houston	TX	144,062	2,678,998	97%
3	Grocery Anchored Shopping Centers Total			478,740	$7,714,369

Neighborhood Lifestyle & Community Shopping Center		City	State	GLA	ABR	% Leased
1	Bakery Square	Houston	TX	34,614	$851,914	100%
2	Courtyard on Post Oak	Houston	TX	13,597	477,361	100%
3	Sugarland Plaza	Sugarland	TX	16,750	349,612	100%
4	Terrace Shops	Houston	TX	16,395	482,278	100%
5	Uptown Plaza (including CVS)	Houston	TX	28,000	1,237,769	100%
6	Uptown Park	Houston	TX	169,112	5,179,689	99%
7	Woodlands Plaza	The Woodlands	TX	20,018	373,317	100%
8	Southbank - Riverwalk	San Antonio	TX	46,673	1,534,386	100%
9	584 N. Germantown Parkway	Memphis	TN	15,000	193,903	75%
10	Uptown Plaza - Dallas	Dallas	TX	33,840	1,619,906	100%
10	Community Shopping Centers Total			393,999	$12,300,134

Single Tenant (Ground Leases) - Land		City	State	GLA	ABR	% Leased
1	410-Blanco (Citibank)	San Antonio	TX	4,439	$159,979	100%
2	Carlson Restaurants	Hanover	MD	6,802	141,674	100%
3	Darden	Peachtree City	GA	6,867	79,366	100%
4	CVS Corporation (Eckerds at Yorktown)	Houston	TX	13,824	327,167	100%
5	Fontana Tract - (land)	Dallas	TX	0	0	100%
6	Washington Mutual	Houston	TX	3,685	98,155	100%
7	Washington Mutual	The Woodlands	TX	3,685	63,996	100%
8	Woodlands Ring Road - Ground Leases	The Woodlands	TX	66,349	667,641	100%
8	Single Tenant (Ground Leases) Total			105,651	$1,537,978

Single Tenant (Fee Simple)		City	State	GLA	ABR	% Leased
1	AFC, Inc.	Atlanta	GA	2,583	$119,279	100%
2	Advance Auto	Aurora	IL	7,000	Note (1) (2) (3) (4)	0%
3	Advance Auto	St. Louis	MO	7,000	Note (1) (2) (3) (4)	0%
4	Advance Auto (land)	Washington	MO	0	Note (1) (2) (3) (4)	0%
5	McAlister's Deli	Champaign	IL	7,000	175,392	100%
6	McAlister's Deli	Peoria	IL	3,426	151,491	100%
7	Sunbelt Rental (2 acres of land)	Champaign	IL	0	Note (1) (2) (3)	0%
8	Carlson Restaurants	Houston	TX	8,500	200,000	100%
9	Golden Corral	Houston	TX	12,000	182,994	100%
10	Golden Corral	Humble	TX	12,000	181,688	100%
11	IHOP Corporation #1483	Sugarland	TX	4,020	189,660	100%
12	IHOP Corporation #1737	Centerville	TX	4,020	163,380	100%
13	IHOP Corporation #4462	Memphis	TX	4,020	179,376	100%
14	IHOP Corporation #5318	Topeka	KS	4,020	158,892	100%
14	Single Tenant (Fee Simple)			75,589	$1,702,152

Single Tenant (Leasehold)		City	State	GLA	ABR	% Leased
15	Single Tenant (Leasehold) Total (5)	Various	Various	60,300	$1,554,147	100%
	Company Total Sq. Ft.			1,114,279	$24,808,780

___________________________
(1)           Under Development (GLA represents proposed leasable square footage)
(2)           Held for Sale
(3)           Held in joint venture of which we are the managing 50% owner.
(4)           Advance Auto properties are located in MO and IL.  Each of the properties has a proposed GLA of 7,000 square feet.
(5)
IHOP properties are located in NM, LA, TX, CA, TN, CO, VA, NY, OR, KS, and MO.  Each of the properties has a GLA of 4,020 square feet.  These properties are held by a consolidated subsidiary, 75.0% of which is owned by us, 19.6% of which is owned by AmREIT Income & Growth Corporation, one of our merchant development funds, and the remainder of which is owned by unaffiliated third parties.  We have assigned to management approximately 50% of our back-end participation interest in this entity as part of our long-term incentive compensation program.  Accordingly, approximately half of the future net cash flows from such participation interest are owned by management.

~13~

The rental income generated by our properties during 2007 by state/city is as follows:

	Held for Investment		Held for Sale
	Rental	Rental	Rental	Rental
State/City	Income	Concentration	Income	Concentration
Texas - Houston	$19,070,557	62.3%	$-	0.0%
Texas - Dallas	$8,347,503	27.2%	$-	0.0%
Texas - San Antonio	$2,435,737	8.0%	$-	0.0%
Texas - other	$-	0.0%	$230,642	11.2%
Total Texas	29,853,797	97.5%	230,642	11.2%
Tennessee	$267,508	0.9%	$298,980	14.6%
Louisiana	$-	0.0%	$214,487	10.6%
Kansas	$158,913	0.5%	$97,026	4.7%
Illinois	$-	0.0%	$155,924	7.6%
Missouri	$-	0.0%	$113,308	5.5%
Colorado	$-	0.0%	$107,371	5.2%
Georgia	$198,739	0.6%	$-	0.0%
Oregon	$-	0.0%	$179,588	8.7%
Virginia	$-	0.0%	$173,088	8.4%
Utah	$-	0.0%	$163,593	8.0%
Maryland	$141,674	0.5%	$-	0.0%
New York	$-	0.0%	$125,693	6.1%
California	$-	0.0%	$112,344	5.5%
New Mexico	$-	0.0%	$80,988	3.9%
Total	30,620,631	100.0%	2,053,032	100.0%

~14~

Grocery-Anchored Shopping Centers

Our grocery-anchored shopping centers comprise 31% of our annualized rental income from the properties owned as of December 31, 2007. These properties are designed for maximum retail visibility and ease of access and parking for the consumer.  All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks.  They are leased in a manner that provides a complementary array of services to support the local retail consumer.  These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average.  We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results.

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

Our grocery-anchored shopping center leases range from 5 to 20 years and generally include one or more five-year renewal options.  Annual rental income from these leases ranges from $23,000 to $1.0 million per year.

Neighborhood, Lifestyle and Community Shopping Centers

As of December 31, 2007, we owned 10 shopping centers, excluding the grocery-anchored centers discussed above, representing approximately 394,000 leasable square feet.   Our shopping center properties are primarily neighborhood, lifestyle and community centers, ranging from 14,000 to 170,000 square feet.  None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer.  These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer.  All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.

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

Our shopping center leases range from five to 20 years and generally include one or more five-year renewal options.  Annual rental income from these leases ranges from $12,000 to $440,000 per year and typically allow for rental increases, or bumps, periodically through the life of the lease.

Single-tenant Properties

As of December 31, 2007, we owned 37 single-tenant properties, representing approximately 242,000 leaseable square feet.  Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance.  Some of the leases require that we will be responsible for roof and structural repairs.  In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.

Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default.  For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.

The primary term of the single-tenant leases ranges from 10 to 25 years.  All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $65,000 to $574,000 per year.

Land to be Developed

As part of our investment objectives, we will invest in land to be developed on Irreplaceable Corners.  A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or shopping center.  In May 2007, we acquired an undeveloped 2-acres parcel in Champaign, IL which we acquired for resale and is currently under development for a national tenant that is in the rental equipment business. In December 2006, we acquired an undeveloped 0.9 acre parcel contiguous to Uptown Plaza in Dallas which we acquired with the intent to resell.

~15~

Property Acquisitions and Dispositions

In May 2007, we acquired a 2-acre parcel of land in Champaign, IL that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business. In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leasable area in Houston, Texas.  The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood.   Additionally, during the nine months ended September 30, 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

Property Held for Sale

Discontinued Operations includes properties sold during the period as well as the operations of properties that are held for sale as of the end of the period.  The 2007 operating results reflect 19 properties included in held for sale as of December 31, 2007, 17 of which represent properties owned by AAA CTL Notes and which are treated as investments in direct financing leases for financial reporting purposes.  We are also considering refinancing these 17 properties as an alternative to an outright sale.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the 2007 fiscal year.

~16~

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

As of March 14, 2008, there were approximately 590 holders of record for 6,152,440 our class A common shares outstanding on such date net of 482,050 shares held in treasury. AmREIT’s class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.”  The following table sets forth for the calendar periods indicated high and low sale prices per class A common share as reported on the AMEX and the dividends paid per share for the two year period ended December 31, 2007.

Calendar Period	High	Low	Dividends
2007
Fourth Quarter	$8.40	$6.56	$.1242
Third Quarter	$8.91	$6.66	$.1242
Second Quarter	$9.00	$7.90	$.1242
First Quarter	$9.25	$8.00	$.1242
2006
Fourth Quarter	$8.65	$7.25	$.1242
Third Quarter	$7.46	$6.85	$.1242
Second Quarter	$7.60	$6.95	$.1242
First Quarter	$7.96	$6.73	$.1242

The payment of any future dividends on our class A common shares is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class B Common Shares — On December 20, 2007, we redeemed the remaining Class B common shares for $10.4 million in cash based on the $10.18 per share redemption price.  No class B common shares were outstanding as of December 31, 2007.

Class C Common Shares —

As of March 14, 2008, there were approximately 1250 holders of record for 4,140,278 ofof the Company’s class C common shares.  The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.  Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares.  These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.  As of March 14, 2008, 818 holders are participating in the dividend reinvestment plan
Class D Common Shares —

As of March 14, 2008, there were approximately 3374 holders of record for 11,001,091 of the Company’s class D common shares.  The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00 per share. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding.  Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares.  These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.   As of March 14, 2008, 2,274 holders are participating in the dividend reinvestment plan.

In June 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy. Under the terms of the program, we may purchase up to a maximum value of $5 million of our common shares of beneficial interest. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.

Repurchases of our common shares of beneficial interest for the quarter ended December 31, 2007 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2007 to December 31, 2007	83,400	$7.86	83,400	$3,661,780

~17~

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

	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation	$329,819	$312,405	$290,097	$198,744	$98,128
Total assets	343,757	328,430	314,971	203,151	101,327
Notes payable	168,560	144,453	114,687	105,964	48,485
Notes payable held for sale	12,811	-	-	-	-
Shareholders' equity	149,433	169,050	187,285	88,370	48,796

Other data
Funds from operations, available to class A (1)	1,896	4,750	3,644	(2,003)	607

Operating Data
Revenues	49,601	57,391	31,837	18,215	8,366
Expenses (2)	37,760	45,628	24,101	18,460	8,654
Other expenses	(7,092)	(5,566)	(4,878)	(1,914)	(1,053)
Income from discontinued operations (3)	502	984	4,046	920	3,028
Gain on sale of real estate acquired for resale	-	382	3,222	1,827	312
Net income	$5,251	$7,563	$10,126	$588	$1,999

Net income (loss) available to class A shareholders	$(6,458)	$(3,879)	$881	$(3,866)	$56

Net (loss) income per common share - basic and diluted
Loss before discontinued operations	$(1.09)	$(0.83)	$(1.23)	$(2.03)	$(1.18)
Income from discontinued operations	0.08	0.22	1.40	0.84	1.20
Net income (loss)	$(1.01)	$(0.61)	$0.17	$(1.19)	$0.02

Distributions per share - class A	$0.50	$0.50	$0.50	$0.48	$0.45

(1)   We have adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO.  FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as "extraordinary items" under generally accepted accounting principles.  We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company's real estate between periods, or as compared to different companies.  FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs.  Our computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of our performance, or of cash flows as a measure of liquidity.  Please see reconciliation of Net Income to FFO in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."  For the year ended December 31, 2004, FFO includes an impairment charge of $2.4 million related to two single tenant, non-core assets.  For the years ended December 31, 2004, and 2003, FFO includes deferred merger costs of $1.7 million and $915,000 resulting from shares issued to our CEO from the sale of his advisory company to us in June 1998.

(2)  Operating expenses for the years ended December 31, 2004 and 2003 include a charge of $1.7 million, and $915,000, respectively, resulting from shares issued to our CEO as deferred merger cost stemming from the sale of his advisory company to us in June 1998.

(3)  Income from discontinued operations in 2004 includes an impairment charge of $2.4 million, resulting from two asset impairments and corresponding write-downs of value.

~18~

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our business model is similar to an institutional advisory company that is judged by its investor partners on the returns we are able to deliver to reach specified long-term results. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (NAV) of AmREIT and its advised funds.

We seek to create value and drive net operating income (NOI) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support a growing advisory business that raises capital through an extensive independent broker dealer channel as well as through institutional joint venture partners.

As of December 31, 2007, we have over 1.3 million square feet of shopping centers in various stages of development or in the pipeline for our advisory group and for third parties. Since listing on the AMEX in July 2002, our total assets have grown from a book value of approximately $48 million to approximately $344 million, including 50 properties located in 15 states. Within our asset advisory business we manage an additional $231 million in assets, representing 25 properties, all in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $159 million and an additional $33 million in institutional capital under management.

Portfolio of Irreplaceable Corners
The institutional-grade portfolio of Irreplaceable Corners – premier retail properties in high-traffic, highly-populated areas – are held for long-term value and to provide a foundation to our funds from operations (FFO) through a steady stream of rental income. Our advisory business, has a 24-year track record of delivering returns to its investor partners through a series of closed-end, merchant development funds, resulting in recurring income from assets under management and in transactional income through profit participation interests and real estate fees, including acquisition, development and leasing fees.

During 2005 and continuing through 2007, we acquired approximately 355,000 square feet of multi-tenant shopping centers, representing approximately $143 million in assets at an average cap rate of 6.8%.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly-owned properties.

As of December 31, 2007, we owned a real estate portfolio consisting of 50 properties located in 15 states.  The areas where a majority of our properties are located are densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value.  We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes:  high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), located on the hard corner of an intersection guided by a traffic signal, ideal average household income in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day).  We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation.   Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.

We will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners.   Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.  Therefore, there can be no assurance that we will ultimately purchase any or all of these projects.  Our acquisitions program is sensitive to changes in interest rates.  As of December 31, 2007, 83% of our outstanding debt had a long-term fixed interest rate with an average term of 6.7 years.  Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

Our structure consists of two distinct companies: an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group. This structure strives to deliver long-term returns to our investor partners- Wall Street, independent broker-dealers and institutional joint venture partners.

Advisory  Business
In an effort to vertically integrate our business model and better control the inflows of capital into our Advisory business, we have a wholly owned Financial Industry Regulatory Agency (FINRA) registered broker-dealer, AmREIT Securities Company (ASC).  For the past 24 years, we have been raising capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities.  Historically, our advisory group has raised capital in two ways:  first, directly for AmREIT through non-traded classes of common shares, and second, for our actively managed merchant development funds.

~19~

The advisory business invests in and actively manages seven merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years.  We invest as both the general partner and as a limited partner, and our advisory business sells interests in these funds to retail investors. We, as the general partner, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests.  However, we strive to create a structure that aligns the interests of our shareholders with those of our limited partners.  In this spirit, the funds are structured so that the general partner receives a significant profit only after the limited partners in the funds have received their targeted return which links our success to that of the limited partners.

Real Estate Development and Operating Group
Our real estate development and operating business, ARIC, is a fully integrated and wholly-owned business, consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our advisory business, and to third parties.  This operating subsidiary, which is a taxable REIT subsidiary, is transaction-oriented, and has the potential to generate significant profits and fees on an annual basis through its activity in the real estate market.  This business can provide significant long-term and annual growth; however, its quarter to quarter results will fluctuate, and therefore its contributions to our quarterly earnings will be volatile.

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

~20~

Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease.

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

~21~

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations” (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under SFAS No141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value if it’s financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SAFS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position

Liquidity and Capital Resources

At December 31, 2007 and December 31, 2006, our cash and cash equivalents totaled $1.2 million and $3.4 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three years ended December 31, 2007, are as follows (in thousands):

	2007	2006	2005
Operating activities	$10,950	$18,147	$14,869
Investing activities	$(23,965)	$(23,980)	$(108,100)
Financing activities	$10,821	$3,333	$96,186

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

Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets, and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to sell the underperforming assets and deploy the capital generated into high-quality income-producing retail real estate assets. Since January 2004, we have executed this strategy through the acquisition of $143 million of shopping centers, consisting primarily of four premier properties with approximately 289,000 square feet. We completed our acquisition of Uptown Park, a 169,000 square foot multi-tenant shopping center, in June 2005, our acquisition of The South Bank, a 47,000 square foot multi-tenant retail center located on the San Antonio Riverwalk, in September 2005, our acquisition in December 2005 of 39,000 square feet of multi-tenant retail projects located adjacent to our MacArthur Park Shopping Center in Las Colinas, an affluent residential and business community in Dallas, Texas and our acquisition of Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located at the corner of McKinney Avenue and Pearl Street near downtown Dallas.

~22~

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $7.2 million for 2007 when compared to 2006. This net decrease is primarily attributable to a $7.6 million decrease in working capital cash flow during the period.  This working capital decrease was due primarily to a $6.2 million net decrease in cash flows from related party receivables which was driven by a number of factors – (1) an $2.5 million increase during 2006 in working capital cash flows as a result of improved collection efforts on 2005 related party receivables generated by our construction business which commenced operations during 2005, (2) $1.1 million of organization and offering costs incurred on behalf of REITPlus, Inc. which is currently in the pre-operating stage (these costs are anticipated to be reimbursed by the fund in the first quarter of 2008) and (3) $2.0 million increase due to timing of construction billings related to a property redevelopment that took place in the fourth quarter of 2007. In addition to the $7.6 million working capital deficit, we had a reduction in net income of $2.3 million as further addressed below in ‘Results of Operations’.  This $9.9 million in cash flow decreases was partially offset by a $2.5 million net increase in cash flow from our activities related to real estate acquired for resale.  During 2006, we had net cash outflows from these activities of $1.1 million as compared to net cash inflows of $1.4 million during 2007.  In 2006, we invested $3.3 million in real estate held for resale and sold four properties for aggregate proceeds of $2.2 million.  In 2007, we made no investments in such real estate and sold one property for aggregate proceeds of $1.4 million.

Net cash used in investing activities as reported in the Consolidated Statements of Cash Flows was $24.0 million for both 2007 and 2006.  We had a $13.9 million decrease in cash usage related to property acquisitions during 2007 which was substantially offset by an increase in investments of $8.2 million, coupled with a $4.5 million reduction in proceeds from the sale of investment property.  On the property acquisition side, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leasable area in Houston, Texas.  The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood.  In March 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex located near downtown Dallas.  With respect to investments made during 2007, we acquired a 30% interest in AmREIT Woodlake LP., which purchased Woodlake Square Shopping Center, a 205,000 square foot Randall’s-anchored shopping center on the northeast corner of Westheimer and Gessner in Houston, Texas.  We also acquired a 30% interest in AmREIT Westheimer Gessner LP which purchased the Borders Books site, an 82,000 square foot center adjacent to the Woodlake Square Shopping Center, at the southeast corner of Westheimer and Gessner.  We made no such investments in 2006.  With respect to the decrease in proceeds from sales of investment property, we did not have any such sales in 2007, whereas in 2006, we sold two properties held for investment, generating proceeds of $4.5 million.

Cash flows provided by financing activities increased from $3.3 million during the 2006 period to $10.8 million during the 2007 period. This $7.5 million increase was primarily attributable to net proceeds from notes payable of $7.2 million which was comprised of a $22.2 million increase in proceeds from notes payable during the period, offset by $15.0 million increase in payments of notes payable.  During 2006, net proceeds from notes payable were $30.0 million (driven primarily by the $20.0 million financing of The South Bank and the $9.2 million draw-down on our credit facility related to our repurchase of approximately 48% of the Class B common shares in December 2006) versus net proceeds from notes payable of $37.2 million during the 2007 period (driven primarily by the $19.9 million in proceeds from the financing of Uptown Dallas, the $10.4 million in financing required to redeem the remainder of the Class B common shares in December 2007 and the $8.0 required to finance our two real estate investments described above).  Additionally, we had a $1.3 million reduction in share repurchase activity under our share repurchase program.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms which provided us with an increased borrowing base at reduced borrowing costs. Conditions substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. For the year ended December 31, 2007, we violated two covenants per the terms of the credit facility.  Our lender has waived both events of non-compliance as of December 31, 2007.  We were in compliance with all other covenants as of December 31, 2007.  The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of December 31, 2007, the interest rate was LIBOR plus 1.00%.  As of December 31, 2007 and 2006, there was $30.4 million and $11.9 outstanding on the credit facility, respectively.  As of December 31, 2007, we have approximately $37.6 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

~23~

Contractual Obligations

As of December 31, 2007, we had the following contractual debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2008	2009	2010	2011	2012	Thereafter	Total
Unsecured debt:
Revolving credit facility*	$-	$30,439	$-	$-	$-	$-	$30,439
Secured debt**	14,269	918	982	4,062	26,332	91,558	138,121
Secured Debt Held for Sale	491	531	574	620	10,595	-	12,811
Interest*	9,596	6,868	6,775	6,543	5,730	26,532	62,044
Non-cancelable operating
lease payments	320	205	23	23	-	-	571
Total contractual obligations	$24,676	$38,961	$8,354	$11,248	$32,376	$128,371	$243,986

* Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans.  Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance tends to fluctuate throughout the year based on our liquidity needs.  This table assumes that the balance outstanding ($30.4 million) and the interest rate as of December 31, 2007 (6.1%) remain constant through maturity.
** Secured debt as shown above is $639,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.

During 2007, we paid dividends to our shareholders of $14.9 million, compared with $14.6 million in 2006.  The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends.  All dividends are declared on a quarterly basis.  The dividends by class follow (in thousands):

		Class A	Class B		Class C	Class D
2007
	Fourth Quarter	$785	$1,097	*	$721	$1,783
	Third Quarter	$793	$191		$720	$1,783
	Second Quarter	$796	$192		$726	$1,791
	First Quarter	$785	$194		$725	$1,786
2006
	Fourth Quarter	$776	$200		$723	$1,790
	Third Quarter	$782	$385		$724	$1,799
	Second Quarter	$788	$390		$726	$1,798
	First Quarter	$789	$390		$722	$1,794

*- Includes a $933,000 redemption premium associated with the redemption of the remaining Class B Shares in December 2007.

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

Inflation has had very little effect on our income from operations.  We expect that increases in store sales volume due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties.  These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

Results of Operations
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Total revenues decreased by $7.8 million or 14% in 2007 as compared to 2006 ($49.6 million in 2007 versus $57.4 million in 2006).  Rental revenues increased by $2.4 million, or 9%, in 2007 as compared to 2006 ($30.6 million in 2007 versus $28.2 million in 2006).  This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007.  In addition, in the first quarter of 2006 we recorded a reduction to rental revenues of $457,000 as a result of a favorable property tax protest on one of our properties.  This reduction was offset by a corresponding reduction in property expense during 2006.

~24~

AmREIT Construction Company (“ACC”), a wholly owned subsidiary of ARIC, generated revenues of $7.6 million during 2007, compared to $13.5 million in 2006.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This reduction in revenues is primarily attributable to reduced related party work.  A significant related party contract that generated $5.3 million revenues during 2006 was completed in the fourth quarter of 2006.

Real estate fee income decreased approximately $3.1 million to $5.2 million, or 37%, primarily as a result of decreased acquisition fees earned on property transactions within our merchant development funds.  During 2007, we acquired three properties with a total gross lease-able area of approximately 288,000 square feet within our merchant development funds compared to eight properties in 2006 with a total gross lease-able area of approximately 1.0 million square feet.

Securities commission revenue decreased by $1.7 million to $4.8 million or 27% in 2007 as compared to 2006. This decrease in commission revenue was driven by the capital-raising activities of our advisory business.  During 2007, we raised $45 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (MIG IV), versus $60 million in capital that we raised for AmREIT Monthly Income and Growth Fund III, LP (MIG III) during 2006.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses decreased by $7.9 million, or 17%, from $45.7 million in 2006 to $37.8 million in 2007. This decrease was primarily attributable to decreases in construction costs, securities commissions, depreciation and amortization and real estate commissions.
ACC recognized $6.9 million in construction costs during 2007, compared to $12.3 million in 2006.  This reduction in construction costs is consistent with the reduction in revenues described above.

Securities commission expense decreased by $1.7 million or 30% from $5.7 million in 2006 to $4.0 million in 2007. This decrease is attributable to decreased capital-raising activity through ASC during 2007 as discussed in “Revenues” above.

Depreciation and amortization decreased by $927,000, or 11%, to $7.8 million in 2007 compared to $8.7 million in 2006. The decrease in depreciation and amortization is attributable to capitalized leasing costs that became fully amortized upon expiration of the related leases in 2006 as well as in 2007.  This decrease was partially offset by increased depreciation and amortization during 2007 related to Uptown Dallas which was acquired in March 2006.

Other
Interest expense increased by $1.7 million, or 25%, from $7.0 million in 2006 to $8.7 million in 2007. The increase in interest expense is primarily attributable to the Woodlands Ground lease acquisition in January 2007, as well as additional draw-downs on our line of credit related to the tender of the Class B shares.

Income from merchant development funds and other affiliates decreased by $814,000, or 84%, to $153,000 in 2007.  The decrease is mainly due to a $465,000 decrease in income associated with our 25% limited partner interest in West Road Plaza, which was sold during 2006.  Additionally, in 2007 we recognized $185,000 in losses related to our 30% limited partner interest in Woodlake Square.

Income from discontinued operations decreased by $864,000, or 63%, to $502,000 in 2007. The decrease is primarily attributed to $667,000 of gains related to properties sold in 2006.

Results of Operations
Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Total revenues increased by $25.6 million or 80% in 2006 as compared to 2005 ($57.4 million in 2006 versus $31.8 million in 2005).  Rental revenues increased by $7.9 million, or 39%, in 2006 as compared to 2005 ($28.2 million in 2006 versus $20.4 million in 2005). This increase is attributable to the acquisitions during 2005 of Uptown Park, South Bank and MacArthur Park pad sites, as well as the acquisition of Uptown Dallas in March 2006.

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

Real estate fee income increased approximately $3.2 million to$8.3, or 64%, primarily as a result of increased acquisition and development fees earned on property transactions within our merchant development funds.  During 2006, we acquired eight properties with a total gross lease-able area of approximately 1.0 million square feet within our merchant development funds compared to five properties in 2005 with a total gross lease-able area of approximately 300 thousand square feet.

~25~

Securities commission revenue increased by $5.4 million to $6.6 million or 464% in 2006 as compared to 2005. This increase in commission revenue was driven by the capital-raising activities of our advisory business related to one of our merchant development funds, AmREIT Monthly Income and Growth Fund III, L.P. (MIG III).  During 2006, we raised approximately $60 million through MIG III, while in 2005, we raised $11.2 million.  We closed the MIG III offering to investors effective October 31, 2006.  This increase in commission income was partially offset by a corresponding increase in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses increased by $21.5 million, or 89%, from $24.1 million in 2005 to $45.6 million in 2006. This increase was primarily attributable to increases in construction costs, securities commissions, property expenses, depreciation and amortization and general and administrative expenses.

As discussed above in “Revenues,” ACC was formed in the first quarter of 2005 to provide construction services and began executing on contracts during the quarter ended June 30, 2005. ACC recognized $12.3 million in construction costs during 2006, compared to $4.3 million in 2005.

Property expense increased $2.1 million or 44% in 2006 as compared to 2005 ($7.0 million in 2006 versus $4.9 million in 2005) primarily as a result of the acquisitions of the properties discussed in “Revenues” above.

General and administrative expense increased by $3.1 million, or 49%, during 2006 to $9.3 million compared to $6.2 million in 2005. This increase is primarily due to increases in personnel. We increased our total number of employees during 2006 in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.

Securities commission expense increased by $4.9 million or 563% from $1.0 million in 2005 to $5.7 million in 2006. This increase is attributable to increased capital-raising activity through ASC during 2006 as discussed in “Revenues” above.

Depreciation and amortization increased by $2.7 million, or 45%, to $8.7 million in 2006 compared to $6.0 million in 2005. The increased depreciation and amortization is attributable to the significant property acquisitions made during 2005 and 2006 as discussed in “Revenues” above.

Other
Interest and other income decreased by $720,000 from $705,000 million in 2005 to $1.4 million in 2006 primarily as a result of an increase in interest earned on short-term bridge loans made to affiliates related to their acquisition or development of properties.

Interest expense increased by $1.7 million, or 32%, from $5.2 million in 2005 to $7.0 million in 2006. The increase in interest expense is primarily attributable to having a full year of interest in 2006 related to our placement of $49.0 million in debt in connection with our June 2005 Uptown Park acquisition.

Income from merchant development funds and other affiliates increased by $806, 000, or 501%, to $967,000 in 2006 from $161,000 in 2005. During 2006, we realized an increase of $414,000 of back-end profit participation from our general partner interest in AOF, one of our merchant development funds which is currently in liquidation. We also recognized additional income from affiliates related to our 25% limited partner in West Road Plaza, which was sold during 2006.

Income from discontinued operations decreased by $5.9 million, or 81%, to $1.4 million in 2006. The decrease is primarily attributed to $6.6 million of gains related to properties sold in 2005.

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

~26~

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2007	2006	2005
Income – before discontinued operations	$4,749	$6,197	$2,858
Income – from discontinued operations	502	1,366	7,268
Plus depreciation of real estate assets – from operations	7,848	8,760	5,933
Plus depreciation of real estate assets – from
discontinued operations	30	21	130
Adjustments for nonconsolidated affiliates	476	133	100
Less gain on sale of real estate assets acquired
for investment	-	(285)	(3,400)
Less class B, C & D distributions	(11,709)	(11,442)	(9,245)
Total Funds From Operations available to class A
shareholders	$1,896	$4,750	$3,644

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

As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with an estimated fair value of $139.1 million. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.8 million, all of which represented fixed rate obligations with an estimated fair value of $13.6 million. The remaining $30.4 million of our debt obligations have a variable interest rate.  Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of December 31, 2007.  In the event interest rates on variable rate debt were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $304,000 based on the variable-rate debt outstanding at December 31, 2007.
The discussion above considers only those exposures that exist as of December 31, 2007.  It, therefore, does not consider any exposures or positions that could arise after that date.  As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8.   Consolidated Financial Statements and Supplementary Data

(a)	(1)	Financial Statements
    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets as of December 31, 2007 and 2006
    Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
    Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule (unaudited)

    Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation

~27~

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

AmREIT and its subsidiaries maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of the AmREIT's principal executive officer and principal financial officer and effected by AmREIT's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

AmREIT's internal control over financial reporting includes those policies and procedures that:
- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of AmREIT's assets;
- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT are being made only in accordance with authorizations of management and trust managers of AmREIT; and
- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AmREIT's assets that could have a material effect on the financial statements.

AmREIT's management has responsibility for establishing and maintaining adequate internal control over financial reporting for AmREIT. Management, with the participation of AmREIT's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of AmREIT's internal control over financial reporting as of December 31, 2007 based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of AmREIT's internal control over financial reporting, AmREIT's management along with the Chief Executive and Chief Financial Officers believe that the AmREIT's internal control over financial reporting is effective as of December 31, 2007.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information
Not applicable

~28~

PART III

Item 10. Trust Managers, Executive Officers and Corporate Governance

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on June 3, 2008.

Item 11.   Executive Compensation

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on June 3, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are authorized to grant stock options up to an aggregate of 1,288,739 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders.  Information regarding our equity compensation plans was as follows as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders.	—	—	1,288,739

Equity compensation plans not approved by security holders.	—	—	—
TOTAL			1,288,739

Information relating to the security ownership of certain beneficial owners and management is incorporated by reference from our proxy statements, relating to our annual meeting of shareholders to be held on June 3, 2008.

Item 13. Certain Relationships, Related Transactions and Trust Manager Independence

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on June 3, 2008.

Item 14. Principal Accountant Fees and Services

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on June 3, 2008.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	(1)	Financial Statments
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2007 and 2006
		Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
		Consolidated Statments of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
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

10.3
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

10.4*	Revolving Credit Agreement, dated effective as of October 30, 2007 by and between AmREIT as borrower and Wells Fargo Bank.

21.1*	Subsidiaries of the Company

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated December 31, 2006.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated December 31, 2006.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Furnished herewith

Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information.  No Annual Report or proxy material has yet been provided to security holders with respect to 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 19th of March 2007 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor	March 26, 2008
H. KERR TAYLOR
President, Chairman of the Board, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ Robert S. Cartwright, Jr.	March 26, 2008
ROBERT S. CARTWRIGHT, JR., Trust Manager

/s/ G. Steven Dawson	March 26, 2008
G. STEVEN DAWSON, Trust Manager

/s/ Philip W. Taggart	March 26, 2008
PHILIP W. TAGGART, Trust Manager

/s/ H.L. Rush, Jr.	March 26, 2008
H.L. RUSH, JR., Trust Manager

/s/ Brett P. Treadwell	March 26, 2008
BRETT P. TREADWELL, Managing Vice President – Finance
(Principal Accounting Officer)

~29~

AmREIT AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7 to F-29
FINANCIAL STATEMENT SCHEDULE: Schedule III - Consolidated Real Estate Owned and Accumulated Depreciation for the year ended December 31, 2007	S-1

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Trust Managers and Shareholders
AmREIT:

We have audited the accompanying consolidated balance sheets of AmREIT and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
March 26, 2008

AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and December 31, 2006
(in thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS
Real estate investments at cost:
Land	$130,563	$124,751
Buildings	141,045	140,487
Tenant improvements	10,105	9,296
	281,713	274,534
Less accumulated depreciation and amortization	(15,626)	(10,628)
	266,087	263,906
Real estate held for sale and Investment in direct financing leases held for sale, net	22,438	-
Net investment in direct financing leases held for investment	2,058	19,204
Intangible lease cost, net	13,096	16,016
Investment in merchant development funds and other affiliates	10,514	2,651
Net real estate investments	314,193	301,777

Cash and cash equivalents	1,221	3,415
Tenant receivables, net	4,398	4,330
Accounts receivable, net	1,251	1,772
Accounts receivable - related party	5,386	1,665
Notes receivable - related party	10,442	10,104
Deferred costs	2,472	2,045
Other assets	4,394	3,322
TOTAL ASSETS	$343,757	$328,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$168,560	$144,453
Notes payable, held for sale	12,811	-
Accounts payable and other liabilities	7,699	9,162
Below market leases, net	3,401	3,960
Security deposits	674	668
TOTAL LIABILITIES	193,145	158,243

Minority interest	1,179	1,137

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A Common shares, $.01 par value, 50,000,000 shares authorized, 6,626,559 and 6,549,950 shares issued, respectively	66	65
Class B Common shares, $.01 par value, 3,000,000 shares authorized, 0 and 1,080,180 shares issued and outstanding, respectively	-	11
Class C Common shares, $.01 par value, 4,400,000 shares authorized, 4,143,971 and 4,145,531 shares issued and outstanding, respectively	41	41
Class D Common shares, $.01 par value, 17,000,000 shares authorized, 11,045,763 and 11,039,803 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,165	194,696
Accumulated distributions in excess of earnings	(33,365)	(23,749)
Cost of treasury shares, 337,308 and 292,238 Class A shares, respectively	(2,584)	(2,124)
TOTAL SHAREHOLDERS' EQUITY	149,433	169,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$343,757	$328,430

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

Year to date ended December 31,

2007
2006
2005

 Revenues:

 Rental income from operating leases
$30,381	$27,999	$20,132

 Earned income from direct financing leases
239	238	238

 Real estate fee income
1,196	1,334	485

 Real estate fee income - related party
4,046	6,983	4,588

 Construction revenues
1,745	3,025	2,302

 Construction revenues - related party
5,900	10,435	2,434

 Securities commission income - related party
4,805	6,554	1,163

 Asset management fee income - related party
1,289	823	495

 Total revenues
49,601	57,391	31,837

 Expenses:

 General and administrative
9,252	9,297	6,230

 Property expense
7,601	6,986	4,848

 Construction costs
6,906	12,290	4,283

 Legal and professional
1,745	1,546	1,849

 Real estate commissions
459	1,042	-

 Securities commissions
3,989	5,732	864

 Depreciation and amortization
7,808	8,735	6,027

 Total expenses
37,760	45,628	24,101

 Operating income
11,841	11,763	7,736

 Other income (expense):

 Interest and other income - related party
1,142	1,425	705

 Income from merchant development funds and other affiliates
153	967	161

 Tax benefit (expense) for taxable REIT subsidiary
263	(1,066)	(521)

 Interest expense
(8,694)	(6,954)	(5,262)

 Minority interest in income of consolidated joint ventures
44	62	39

 Income before discontinued operations
4,749	6,197	2,858

 Income from discontinued operations, net of taxes
502	984	4,046

 Gain on sales of real estate acquired for resale, net of taxes
-	382	3,222

 Income from discontinued operations
502	1,366	7,268

 Net income
5,251	7,563	10,126

 Distributions paid to class B, C and D shareholders
(11,709)	(11,442)	(9,245)

 Net income (loss) available to class A shareholders
$(6,458)	$(3,879)	$881

 Net loss per class A common share - basic and diluted

 Loss before discontinued operations
$(1.09)	$(0.83)	$(1.23)

 Income from discontinued operations
$0.08	$0.22	$1.40

 Net (loss) income
$(1.01)	$(0.61)	$0.17

 Weighted average class A common shares used to compute net loss per share, basic and diluted
6,358	6,300	5,205

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Cost of treasury shares	Total

Balance at December 31, 2004	$119	$103,344	$(15,038)	$(55)	$88,370

Net income	-	-	10,126	-	10,126
Issuance of common shares, Class A	30	21,630	-	57	21,717
Issuance of restricted shares, Class A	-	(1,248)	-	117	(1,131)
Amortization of deferred compensation	-	490	-	(667)	(177)
Issuance of common shares, Class C	-	1,646	-	-	1,646
Retirement of common shares, Class C	-	(1,377)	-	-	(1,377)
Issuance of common shares, Class D	89	80,250	-	-	80,339
Retirement of common shares, Class D	-	(404)	-	-	(404)
Distributions	-	-	(11,824)	-	(11,824)

Balance at December 31, 2005	$238	$204,331	$(16,736)	$(548)	$187,285

Net income	-	-	7,563	-	7,563
Deferred compensation issuance of restricted shares, Class A	-	(987)	-	1,264	277
Repurchase of common shares, Class A	-	-	-	(2,840)	(2,840)
Repurchase of common shares, Class B	(11)	(9,220)	-	-	(9,231)
Amortization of deferred compensation	-	556	-	-	556
Issuance of common shares, Class C	2	1,726	-	-	1,728
Retirement of common shares, Class C	(2)	(1,506)	-	-	(1,508)
Issuance of common shares, Class D	5	4,554	-	-	4,559
Retirement of common shares, Class D	(5)	(4,758)	-	-	(4,763)
Distributions	-	-	(14,576)	-	(14,576)

Balance at December 31, 2006	$227	$194,696	$(23,749)	$(2,124)	$169,050

Net income	-	-	5,251	-	5,251
Deferred compensation issuance of restricted shares, Class A	-	(749)	-	837	88
Issuance of common shares, Class A	1	-	-	-	1
Repurchase of common shares, Class A	-	-	-	(1,297)	(1,297)
Repurchase of common shares, Class B	(11)	(9,274)	-	-	(9,285)
Amortization of deferred compensation	-	739	-	-	739
Issuance of common shares, Class C	2	1,721	-	-	1,723
Retirement of common shares, Class C	(2)	(1,754)	-	-	(1,756)
Issuance of common shares, Class D	5	4,412	-	-	4,417
Retirement of common shares, Class D	(5)	(4,626)	-	-	(4,631)
Distributions	-	-	(14,867)	-	(14,867)

Balance at December 31, 2007	$217	$185,165	$(33,365)	$(2,584)	$149,433

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$5,251	$7,563	$10,126
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	-	(3,331)	(3,399)
Proceeds from sales of real estate acquired for resale	1,399	2,190	11,497
Gain on sales of real estate acquired for resale	-	(382)	(3,223)
Gain on sales of real estate acquired for investment	-	(285)	(3,400)
Debt prepayment penalty	-	-	109
Income from merchant development funds and other affiliates	(153)	(967)	(161)
Cash receipts related to deferred related party fees	851	-	422
Depreciation and amortization	7,746	8,824	5,777
Amortization of deferred compensation	739	556	490
Minority interest in income of consolidated joint ventures	139	56	838
Distributions from merchant development funds and other affiliates	467	1,857	159
Increase in tenant receivables	(68)	(1,198)	(1,844)
(Increase) decrease in accounts receivable	521	35	(1,770)
(Increase) decrease in accounts receivable - related party	(3,721)	2,493	(3,073)
Cash receipts from direct financing leases more than income recognized	112	8	7
Increase in other assets	(962)	(296)	(1,368)
(Increase) decrease in accounts payable and other liabilities	(1,377)	1,002	3,402
Increase in security deposits	6	22	280
Net cash provided by operating activities	10,950	18,147	14,869

Cash flows from investing activities:
Improvements to real estate	(3,735)	(4,026)	(1,784)
Acquisition of investment properties	(10,610)	(24,518)	(110,640)
Notes receivable (advances) collections	-	-	(20)
Loans to affiliates	(6,423)	(22,069)	(11,232)
Payments from affiliates	6,085	23,197	-
Additions to furniture, fixtures and equipment	(75)	(128)	(162)
Investment in merchant development funds and other affiliates	(9,263)	(1,055)	(929)
Distributions from merchant development funds and other affiliates	235	137	79
Proceeds from sale of investment property	-	4,466	16,603
(Decrease) Increase in preacquisition costs	(179)	16	(15)
Net cash used in investing activities	(23,965)	(23,980)	(108,100)

Cash flows from financing activities:
Proceeds from notes payable	104,811	82,650	52,386
Payments of notes payable	(67,658)	(52,652)	(43,436)
Increase in deferred costs	(542)	(130)	(219)
Purchase of treasury shares	(1,297)	(2,610)	(582)
Issuance of common shares	-	-	108,976
Retirement of common shares	(15,669)	(15,502)	(1,781)
Issuance costs	(12)	(82)	(11,424)
Common dividends paid	(8,715)	(8,246)	(6,961)
Distributions to minority interests	(97)	(95)	(773)
Net cash provided by financing activities	10,821	3,333	96,186

Net increase (decrease) in cash and cash equivalents	(2,194)	(2,500)	2,955
Cash and cash equivalents, beginning of period	3,415	5,915	2,960
Cash and cash equivalents, end of period	$1,221	$3,415	$5,915

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$9,708	$7,861	$6,506
Income taxes	867	945	707

Supplemental schedule of noncash investing and financing activities

During 2007, 2006 and 2005, 49,000, 70,000, and 98,000 Class B common shares, respectively were converted to Class A common shares. Additionally, during 2007, 2006 and 2005, we issued Class C common and D common shares with a value of $6.2 million, $6.3 million, and $4.9 million respectively, in satisfaction of dividends through the dividend reinvestment program.

In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively. We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.

In 2006, the Company issued 103,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively. We recorded $725,000 in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our business model is similar to an institutional advisory company that is judged by its investor partners on the returns we are able to deliver to reach specified long-term results. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (NAV) of AmREIT and its advised funds.

We seek to create value and drive net operating income (NOI) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support a growing advisory business that raises capital through an extensive independent broker dealer channel as well as through institutional joint venture partners.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.  The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest.  Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method, unless such entities qualify as variable interest entities, and this are considered for consildation under applicable accounting literature related to consolidation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2007, 2006 and 2005, we recognized percentage rents of $669,000, $760,000, and $154,000, respectively.  We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the three years in the period ended December 31, 2007, we recognized lease termination fees of $266,000, $700,000, and $0, respectively, which have been included in rental income from operating leases.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet.  Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project.  Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon.  Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.  As of December 31, 2007, $4,000 of unbilled receivables has been included in “Accounts receivable” and $85,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party”.  At December 31, 2006, $126,000 of unbilled receivables has been included in “Accounts receivable” and $14,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party”. We had advance billings of $6,000 and $44,000 as of December 31, 2007 and December 31, 2006, respectively.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost.  Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs.  Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress.  The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  The Company capitalizes acquisition costs once the acquisition of the property becomes probable.  Prior to that time, we expense these costs as acquisition expense.  During the years ended December 31, 2007, 2006 and 2005, interest and taxes in the amount of $46,000, $57,000, and, $188,000, respectively were capitalized on properties under development.

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

Properties Held for Sale - Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year.  Operating properties held for sale are carried at the lower of cost or fair value less cost to sell.  Depreciation and amortization are suspended during the held for sale period.  At December 31, 2007, we owned 19 properties with a carrying value of $22.4 million which were classified as real estate held for sale.  At December 31, 2006, we did not have any properties that met the criteria for classification as real estate held for sale.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations.  We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property.  If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.  No impairment charges were recognized for the three years ended December 31, 2007.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends.  As of both December 31, 2007 and 2006, we had an allowance for uncollectible accounts of $157,000 related to our tenant receivables.  During 2007, 2006 and 2005, we recorded bad debt expense in the amount of $55,000, $236,000 and $163,000, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness.  We recovered $97,000 in 2005 and had no recoveries of bad debt in 2006 or 2007 related to tenant receivables. Bad debt expenses and any related recoveries are included in general and administrative expense.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business and various other receivables.  As of December 31, 2007 and 2006, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.  During 2005, we recorded bad debt expense in the amount of $264,000 related to amounts due to us as reimbursement from a vendor for obligations that we paid on such vendor’s behalf.  We believe such amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations.  We have recorded no other bad debt expense related to accounts receivable during the three years in the period ended December 31, 2007.  Bad debt expense and any related recoveries are included in general and administrative expense.

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization.  Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term.  Accumulated amortization related to deferred loan costs as of December 31, 2007 and 2006 totaled $627,000 and $421,000, respectively.  Accumulated amortization related to leasing costs as of December 31, 2007 and 2006 totaled $450,000 and $264,000, respectively.

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

The following table presents restricted share activity during the years ended December 31, 2007 and 2006:

	2007		2006
	Non-Vested Shares	Weighted Average grant date fair value	Non-Vested Shares	Weighted Average grant date fair value
Beginning of Period	355,599	$7.31	253,002	$7.49
Granted	131,334	8.51	166,266	7.01
Vested	(50,758)	7.36	(32,777)	7.27
Forfeited	(25,345)	7.53	(30,892)	7.23
End of Period	410,830	7.67	355,599	7.31

The weighted-average grant date fair value of restricted shares issued during the years ended December 31, 2007 and 2006 was $8.51 per share and $7.01 per share, respectively.  The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $374,000 and $238,000 respectively.  Total compensation cost recognized related to restricted shares during the three years in  the period ended December 31, 2007 was $739,000, $556,000 and $502,000, respectively.  As of December 31, 2007, total unrecognized compensation cost related to restricted shares was $2.1 million, and the weighted average period over which we expect this cost to be recognized is 3.7 years.

General Partner Profit Participation Interests - We have assigned up to 45% of the residual economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds.

No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401k) - We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment.  The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. None of the employer contribution can be matched in our stock.  As of December 31, 2007, 2006 and 2005, there were 65, 40 and 41 participants enrolled in the plan.  Employer contributions to the plan were $101,000, $99,000 and $72,000, for the three years in the period ended December 31, 2007.

Stock Options - We are authorized to grant options on up to an aggregate of 1,288,739 shares of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of December 31, 2007 and December 31, 2006, none of these options have been granted.

FEDERAL INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal – We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meets all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our real estate investment trust taxable income be distributed to shareholders.

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

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $279,000 and $0 for the Texas Margin Tax for the year ended December 31, 2007 and December 31, 2006, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) available to Class A common shareholders by the weighted average number of class A common shares outstanding.  Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares.  Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class C and class D shares which represent 19.4 million, 24.7 million and 22.2 million  potential common shares for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
(Loss) earnings to class A common shareholders (in thousands) *	$(6,458)	$(3,879)	$881
Weighted average class A common shares outstanding (in thousands)	6,358	6,300	5,205
Basic and diluted (loss)/earnings per share *	$(1.01)	$(0.61)	$0.17

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

As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with  an estimated fair value of $139.1 million. As of December 31, 2006, the carrying value of our total debt obligations was $144.5 million, $132.5 million of which represented fixed-rate obligations with an estimated fair value of $132.9 million.

As of December 31, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.8 million, all of which represented fixed rate obligations with an estimated fair value of $13.6 million.

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

As of December 31, 2007, we are an investor in and the primary beneficiary of one entity that qualifies as a variable interest entity pursuant to FIN 46R.  This entity was established to develop, own, manage, and hold property for investment and comprises $6.7 million of our total consolidated assets at period end.  This entity had no debt outstanding at period end.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R).  SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS No. 160).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We currently do not plan to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value if its financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SAFS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 is not expected to have a material effect on our results of operations or financial position.

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations (in thousands, except for per share data):

	2007	2006	2005
Rental revenue and earned income from DFL	$2,053	$2,003	$3,949
Interest and other income	-	-	146
Gain on sale of real estate held for resale	-	382	3,222
Gain on sale of real estate held for investment	-	285	3,400
Total revenues	2,053	2,670	10,717

Property expense	(3)	(31)	395
General and administrative	10	18	266
Legal and professional	47	51	12
Depreciation and amortization	30	22	130
Income tax expense (benefit)	19	(12)	329
Interest expense	1,263	1,136	1,332
Minority interest	185	120	876
Debt prepayment penalty	-	-	109
Total expenses	1,551	1,304	3,449

Income from discontinued operations	502	1,366	7,268
Basic and diluted income from discontinued operations per class A common share	$0.08	$0.22	$1.40

Included in discontinued operations is the operating activity related to 19 of our properties that have either been sold or that are held for sale.  Our AAA CTL Portfolio comprises 17 of these properties.  Each of these 17 properties were treated as investments in direct financing leases for financial reporting purposes.  See Note 5 for futher discussion of AAA CTL.

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

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement.

3. OPERATING LEASES

Our operating leases range from one to twenty-five years and generally include one or more five year renewal options.  A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2007 is as follows (in thousands):

2008	$23,838
2009	22,975
2010	19,584
2011	15,973
2012	13,927
Thereafter	98,795
$195,092

4. NET INVESTMENT IN DIRECT FINANCING LEASES

The Company’s net investment in its direct financing leases at December 31, 2007 and 2006 included (in thousands):

	Associated with Assets		Associated with Assets
	Held for Investment		Held For Sale
	2007	2006	2007	2006
Minimum lease payments receivable	$4,517	$44,797	$38,142	$-
Unguaranteed Residual Value	701	1,763	802	-
Less: Unearned Income	(3,160)	(27,356)	(21,909)	-
	$2,058	$19,204	$17,035	$-

A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2007 is as follows (in thousands):

	Associated with Assets Held for Investment	Associated with Assets Held for Sale
2008	229	1,988
2009	241	1,988
2010	252	1,988
2011	252	1,989
2012	252	2,099
2013-thereafter	3,291	28,090
	4,517	38,142

5.  INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”).  AAA is a majority-owned subsidiary through which we purchased 15 IHOP leasehold estate properties and two IHOP fee simple properties.  We have consolidated AAA in our financial statements.  Certain members of our management team have been assigned a 51% aggregate residual interest in the income and cash flow of AAA’s general partner.  Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the AAA limited partnership agreement.

During the third quarter of 2007, we elected to hold the AAA assets for sale.

Merchant Development Funds
As of December 31, 2007, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%.  See Note 11 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of December 31, 2007, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG.  Certain members of our management team have been assigned a 49% aggregate residual interest in the income and cash flow of AIGC.  Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation (expected in 2008) will be allocated to the limited partners, and to the general partner (AIGC) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, our wholly- owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II.

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005.  The offering was closed in October 2006, and the capital raised was approximately $71 million.  Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% aggregate residual interest in the income and cash flow of MIGC III.  Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation (expected in 2012) will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC

IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  MIG IV began raising money in November 2006, and, as of December 31, 2007, had raised approximately $45 million.  We expect our limited partnership interest at completion of the offering to be between 0.8% and 2.0%.  Certain members of our management team have been assigned a 28.5% aggregate residual interest in the income and cash flow of MIGC IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2013) will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners

REITPlus, Inc.- During the fourth quarter, a registration statement relating to REITPlus, Inc. (“REITPlus”), a $550 million non-traded REIT offering that will be advised by one of our wholly-owned subsidiaries, was declared effective by the SEC, allowing REITPlus to begin offering its common stock through our securities operation’s broker dealer network. We will operate substantially all of our operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf.  On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder.  Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP.

We will serve as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees and sales commissions. We will also participate in a 15% promoted interest after the REITPlus stockholders receive their invested capital plus a 7% preferred return.  In our capacity as advisor to REITPlus, we have paid organization and offering costs of $1.1 million on its behalf.  Once REITPlus meets its minimum subscription threshold, such costs will be reimbursed to us.  We have recorded these costs as a receivable in the accompanying financial statements and expect reimbursement for them in the first quarter of 2008.

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

						Sharing Ratios*
Merchant Development Fund	Capital under Management		LP Interest	GP Interest	Scheduled Liquidation	LP	GP	LP Preference
AIG	$3	million	2.0%	1.0%	2008	99%	1%	8%
						90%	10%	10%
						80%	20%	12%
						70%	30%	15%
						0%	100%	40% Catch Up
						60%	40%	Thereafter

MIG	$15	million	1.3%	1.0%	2010	99%	1%	8%
						90%	10%	10%
						80%	20%	12%
						0%	100%	40% Catch Up
						60%	40%	Thereafter

MIG II	$25	million	1.6%	1.0%	2011	99%	1%	8%
						85%	15%	12%
						0%	100%	40% Catch Up
						60%	40%	Thereafter

MIG III	$71	million	1.1%	1.0%	2012	99%	1%	10%
						0%	100%	40% Catch Up
						60%	40%	Thereafter

MIG IV	$45	million	1.8%	1.0%	2013	99%	1%	8.5%
						0%	100%	40% Catch Up
						60%	40%	Thereafter

REITPlus**	-	million	NA	NA	2014	99%	1%	7%
						85%	15%	Thereafter

* Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return.  The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

** REITPlus commenced capital raising in the first quarter of 2008.

Other Affiliates

Other than the merchant development funds, we have an investment in two entities that are accounted for under the equity method since we exercise significant influence over such investees. We invested $3.4 million in Woodlake Square, LP, and we have a 30% limited partner interest in the partnership. Woodlake Square was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, TX at the intersection of  Westheimer and Gessner.  Also, we invested $3.8 million in Borders, LP, and we have a 30% limited partner interest in the partnership. Borders was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, TX at the intersection of  Westheimer and Gessner.

Combined condensed financial information for the merchant development funds and other affiliates (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2007	2006
Assets
Property, net	$155,699	$149,929
Cash	28,208	34,221
Notes receivable	10,497	18,608
Other assets	35,825	24,453
Total Assets	230,229	227,211

Liabilities and partners' capital:
Notes payable (1)	106,291	122,979
Other liabilities	9,664	1,168
Partners capital	114,274	103,064
Total Liabilities and Partners' Capital	$230,229	$227,211

AmREIT share of Partners' Capital	$10,514	$2,651

	Years ended December 31,
Combined Statement of Operations (in thousands)	2007	2006	2005
Revenue
Total Revenue	15,173	14,248	7,836

Expense
Interest	5,135	3,196	1,849
Depreciation and amortization	4,570	2,757	996
Other	8,779	3,722	2,306
Total Expense	18,484	9,675	5,151

Net (loss) income	$(3,311)	$4,573	$2,685

AmREIT share of Net (loss) income	$153	$967	$161

(1)  Includes $10.5 million and $10.1 million payable to us as of December 31, 2007 and 2006, respectively.

6.  ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date.  Such intangibles include the value of in-place leases and out-of-market leases.  Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense.  The amortization expense related to in-place leases was $2.3 million, $2.7 million and $2.0 million during 2007, 2006 and 2005, respectively.  The amortization of above-market leases, which was recorded as a reduction of rental income, was $382,000, $487,000 and $337,000 during 2007, 2006 and 2005, respectively.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2007		December 31, 2006
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$19,052	$2,025	$19,408	$2,146
Accumulated amortization	(6,910)	(1,071)	(4,728)	(810)
Intangible lease cost, net	$12,142	$954	$14,680	$1,336

Acquired lease intangible liabilities (below-market leases) are net of previously accreted minimum rent of $1.6 million and $1.1 million at December 31, 2007 and 2006, respectively and are accreted over the leases’ remaining terms, which range from 1 month to 20 years.  Accretion of below-market leases was $546,000, $526,000 and $495,000 during 2007, 2006 and 2005, respectively.  Such accretion is recorded as an increase to rental income.

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (out-of-market leases)

2008	$2,165	$173
2009	2,040	180
2010	1,562	317
2011	1,211	290
2012	946	294
	$7,924	$1,254

7. NOTES PAYABLE

The Company’s outstanding debt at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
Notes Payable, Held for Investment
Fixed rate mortgage loans	138,121	132,524
Variable-rate unsecured line of credit	30,439	11,929
Total	168,560	144,453
Notes Payable, Held for Sale
Fixed rate mortgage loans	12,811	-
Total	12,811	-

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms and conditions substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions.  For the year ended December 31, 2007, we violated two covenants per terms of the credit facility.  Our lender has waived both events of non-compliance as of December 31, 2007.  We are in compliance with all other covenants as of December 31, 2007.  The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of December 31, 2007, the interest rate was LIBOR plus 1.00%.  As of December 31, 2007 and 2006, there was $30.4 million and $11.9 outstanding on the credit facility, respectively.  As of December 31, 2007, we have approximately $37.6 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

As of December 31, 2007, the weighted average interest rate on our fixed-rate debt is 5.78%, and the weighted average remaining life of such debt is 6.74 years. We added fixed-rate debt of $19.9 million during the year ended December 31, 2007 We added fixed-rate debt of $20.0 million during the year ended December 31, 2006.  In conjunction with the acquisition of Uptown Park during 2005, we added $49.0 million in fixed-rate debt.  All other acquisitions have been funded by cash on hand at the date of the acquisition or through the Credit Facility.

As of December 31, 2007, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Associated with Assets			Associated with Assets
	Held for Investment			Held for Sale
Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	$859	13,410	14,269	$491	-	491
2009	31,357	-	31,357	531	-	531
2010	982	-	982	574	-	574
2011	987	3,075	4,062	620	-	620
2012	979	25,353	26,332	314	10,281	10,595
Beyond five years	2,019	88,900	90,919	-	-	-
Unamortized debt premiums	-	639	639	-	-	-
Total	$37,183	$131,377	$168,560	$2,530	$10,281	$12,811

8. CONCENTRATIONS

As of December 31, 2007, two properties individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas and MacArthur Park in Dallas, Texas accounted for 15% and 11%, respectively of total assets.  Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area.  These Houston properties represent 62% of our rental income for the year ended December 31, 2007.  Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

	2007	2006	2005
Kroger	3,512	2,801	2,899
IHOP Corporation	2,246	2,249	2,249
CVS	1,143	1,046	1,060
Landry's Restaurant, Inc.	1,077	872	445
Linens' N things	919	624	716
Hard Rock Café	704	569	142
Paesanos	611	525	129
Champps Americana	567	547	333
Starbucks	516	465	211
McCormick & Schmick's	465	450	266
	11,760	10,148	8,450

9. FEDERAL INCOME TAXES

Non-taxable Operations - We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders.  To maintain out REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.  Our shareholders must report their share of income distributed in the form of dividends.  At December 31, 2007 the net book and tax bases of real estate assets were $271.1million and $281.7 million, respectively.  At December 31, 2006 the net book and tax bases of real estate assets were $267.7 million and $276.0 million, respectively.

Taxable Operations - Income tax (benefit) expense is attributable to the operations of our taxable REIT subsidiaries and consists of the following for the years ended December 31, 2007, 2006 and 2005 which is included in income tax (benefit) expense or in discontinued operations as appropriate ($ in thousands):

	2007	2006	2005

Current- Federal	$(267)	$692	$1,006
Current- State	$328	$191	$131
Deferred-Federal	(305)	171	(287)
Total income tax expense (benefit)	$(244)	$1,054	$850

The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries.  Additionally, the Taxable REIT Subsidiaries had a net deferred tax asset of $430,000 and $129,000 at December 31, 2007 and 2006, respectively.  The deferred tax assets relate to income received from transactions with our merchant development funds, a portion of which has been deferred for financial reporting purposes pursuant to generally accepted accounting principles.  However, all of such income will be subject to tax.  Our deferred tax liabilities were established to record the tax effect of the differences between the book and tax bases of certain real estate assets of our real estate development and operating and our asset advisory businesses.  No valuation allowance was provided on the net deferred tax assets as of December 31, 2007 and 2006 as we believe that it is more likely than not that the future benefits associated with these deferred tax assets will be realized.

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

10.  SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of December 31, 2007, there were 6,289,251 of our class A common shares outstanding, net of
337,308 shares held in treasury. During June 2005, we completed an underwritten offering of our class A common shares. We issued 2.76 million shares, including the underwriter’s 360,000 share over-allotment, at $8.10 per share in such offering. The offering proceeds were used to fund the acquisition of the Uptown Park shopping center. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class B Common Shares — As, of December 31,2007 none of the Class B Shares were outstanding. In December 2006, we completed a tender offer for approximately 48% of our class B common shares.  Where we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million. We redeemed the remaining 1 million outstanding shares as of December 2007 at $10.18 per share for $10.4 million in cash.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of December 31, 2007, there were 4,143,971 of our class C common shares outstanding.  Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares.  These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of December 31, 2007, there were 11,045,763 of our class D common shares outstanding.  Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares.  These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

11.           RELATED PARTY TRANSACTIONS

See Note 5 regarding investments in merchant development funds and other affiliates and Note 1 regarding notes receivable from affiliates.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds.  We own 100% of the stock of the companies that serve as the general partner for the funds.  Real estate fee income of $4.0 million, $7.0 million and $4.6 million were paid by the funds to the Company for 2007, 2006, and 2005, respectively.  Additionally, construction revenues of $5.9 million, $10.4 million and $2.4 million were earned from the merchant development funds during 2007, 2006 and 2005, respectively.  The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund.  Asset management fees of $1.3 million, $823,000 and $495,000 were paid by the funds to us for 2007, 2006 and 2005, respectively.  Additionally, during the year ended December 31, 2007 and December 31, 2006 we were reimbursed by the merchant development funds $547,000 and $0, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

Accounts receivable-related party of $5.4 million is primarily attributable to several items.  We had $2.0 million of construction billings receivable from one of our affiliated entities related to a property redevelopment that took place in the fourth quarter of 2007. Additionally, we have incurred $1 million of organization and offering costs on behalf of REITPlus, which will be reimbursed to us once REITPlus achieves it minimum offering threshold.. See Note 5 for further discussion of REITPlus. We also had $700,000 receivable from an affiliated entity related to our up-front funding of earnest monies associated with a property acquisition.

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

12. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

2007
In May 2007, we acquired a 2-acre parcel of land in Champaign, IL that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business.  In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leasable area in Houston, Texas.  The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood.  The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition. Additionally, during 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

2006
During 2006, we invested approximately $28 million through the acquisition of two properties and generated proceeds of $6.7 million from the sale of four properties.  The acquisitions were accounted for as purchases and the results of their operations are included in the consolidated financial statements from the respective dates of acquisition.

On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex which was developed in 2005. The center’s tenants include, among others, Pei-Wei, Grotto and Century Bank. Uptown Plaza is located at the corner of McKinney and Pearl Street in an infill location with high barriers to entry and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our credit facility.  In December 2006, we acquired an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas which we intend to sell.  This property is classified as held for sale in the accompanying balance sheet as of December 31, 2006.

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

2005
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

13. COMMITMENTS

In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009.  In addition, we lease various office equipment.  Rental expense for the years ended December 31, 2007, 2006 and 2005 was $316,000, $334,000 and $233,000, respectively.

A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2008	$320
2009	205
2010	23
2011	23
2012	-
2013 & thereafter	-
Total	$571

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

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects.  At December 31, 2007, this segment consists of 50 properties located in 15 states.   Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses.  The consolidated assets of AmREIT are substantially all in this segment.  Additionally, substantially all of the increase in total assets during the year ended December 31, 2007 occurred within the portfolio segment.

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

			Asset Advisory Group
2007 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Total
Rental income	30,620	-	-	-	30,620
Securities commission income	-	-	4,805	-	4,805
Real estate fee income	-	5,242	-	-	5,242
Construction revenues	-	7,645	-	-	7,645
Other income	-	-	-	1,289	1,289
Total revenue	30,620	12,887	4,805	1,289	49,601

General and administrative	1,395	5,737	2,010	110	9,252
Property expense	7,503	97	1	-	7,601
Construction costs	-	6,906	-	-	6,906
Legal and professional	1,369	196	149	31	1,745
Real estate commissions	-	459	-	-	459
Securities commissions	-	-	3,989	-	3,989
Depreciation and amortization	7,808	-	-	-	7,808
Total expenses	18,075	13,395	6,149	141	37,760

Interest expense	(7,965)	(680)	(49)	-	(8,694)
Other income/ (expense)	602	688	111	201	1,602

Income from discontinued operations	484	18	-	-	502

Net income (loss)	5,666	(482)	(1,282)	1,349	5,251

			Asset Advisory Group
2006 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Total
Rental income	28,237	-	-	-	28,237
Securities commission income	-	-	6,554	-	6,554
Real estate fee income	-	8,317	-	-	8,317
Construction revenues	-	13,460	-	-	13,460
Other income	-	-	-	823	823
Total revenue	28,237	21,777	6,554	823	57,391

General and administrative	1,662	5,186	2,289	160	9,297
Property expense	6,905	58	23	-	6,986
Construction costs	-	12,290	-	-	12,290
Legal and professional	1,235	241	70	-	1,546
Real estate commissions	-	1,042	-	-	1,042
Securities commissions	-	-	5,732	-	5,732
Depreciation and amortization	8,735	-	-	-	8,735
Total expenses	18,537	18,817	8,114	160	45,628

Interest expense	(6,426)	(294)	(234)	-	(6,954)
Other income/ (expense)	1,154	(518)	607	145	1,388

Income from discontinued operations	874	492	-	-	1,366

Net income (loss)	5,302	2,640	(1,187)	808	7,563

			Asset Advisory Group
2005 (in thousands)	Portfolio	Real Estate Development & Operating Company	Securities Operations	Merchant Development Funds	Eliminations	Total
Rental income	20,370	-	-	-	-	20,370
Securities commission income	-	-	10,350	-	(9,187)	1,163
Real estate fee income	-	9,809	-	-	-	9,809
Other income	-	-	-	495	-	495
Total revenue	20,370	9,809	10,350	495	(9,187)	31,837

General and administrative	1,627	3,523	2,949	254	(2,123)	6,230
Property expense	4,771	77	-	-	-	4,848
Construction costs	-	4,283	-	-	-	4,283
Legal and Professional	1,202	535	112	-	-	1,849
Real estate commissions	-	-	-	-	-	-
Securities commissions	-	-	7,928	-	(7,064)	864
Depreciation and amortization	6,027	-	-	-	-	6,027
Total expenses	13,627	8,418	10,989	254	(9,187)	24,101

Interest expense	(4,685)	(552)	(25)	-	-	(5,262)
Other income/ (expense)	(908)	1,319	(77)	50	-	384

Income from discontinued operations	6,795	473	-	-	-	7,268

Net income (loss)	7,945	2,631	(741)	291	-	10,126

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$11,246	$11,460	$12,794	$15,048
Reclassified to discontinued operations	(474)	(470)	(3)	-
Adjusted Revenues	10,772	10,990	12,791	15,048
Net (loss) income available to class A shareholders	(1,702)	(1,101)	(2,005)	(1,650)
Net (loss) income per class A share: basic and diluted	(0.27)	(0.25)	(0.11)	(0.38)

2006:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues as reported	$11,588	$13,260	$14,077	$20,663
Reclassified to discontinued operations	(494)	(475)	(492)	(501)
Reclassified to other income (1)	(235)	-	-	-
Adjusted Revenues	10,859	12,785	13,585	20,162
Net (loss) income available to class A shareholders	(1,813)	(1,661)	(1,352)	947
Net (loss) income per class A share: basic and diluted	(0.28)	(0.26)	(0.22)	0.15

(1) During 2006, we reclassified interest income from Revenues to Other Income in the accompanying consolidated statements of operations.  We made similar reclassifications to prior periods in order to conform to the current year presentation.

AmREIT and subsidiaries
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation For the year ended December 31, 2007
	Initial Cost				Total Cost
Property Description	Building and Improvements	Land	Investment in Direct Financing Lease	Cost Capitalized Subsequent to Acquisition (Note A)	Building and Improvements	Land	Real Estate Held for Sale	Investment in Direct Financing Lease	Direct Financing Lease Held for Sale	Total	Accumulated Depreciation	Date Acquired	Encumbrances

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	-	3,370	4,800,014	4,335,486	-	-	-	9,135,500	523,213	07-21-04	3,703,583
Cinco Ranch, Texas	11,558,491	2,666,534	-	839	11,557,638	2,668,226	-	-	-	14,225,864	1,258,528	07-01-04	8,158,280
Courtyard Square, Texas	1,777,161	4,133,641	-	24,400	1,784,450	4,150,752	-	-	-	5,935,202	223,142	06-15-04	-
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	-	1,028,445	3,410,936	1,369,064	-	-	-	4,780,000	934,898	06-03-98	-
McArthur Park Pads, Texas	5,853,816	6,946,048	-	38,397	5,892,212	6,946,049	-	-	-	12,838,261	573,772	12-15-05	-
McArthur Park, Texas	26,445,219	8,637,580	-	87,329	26,532,548	8,637,580	-	-	-	35,170,128	2,679,739	12-27-04	13,410,000
Plaza in the Park, Texas	17,375,782	13,257,976	-	264,421	17,636,387	13,261,792	-	-	-	30,898,179	1,916,411	07-01-04	17,242,788
Riverwalk, Texas	17,148,688	7,979,779	-	196,154	17,335,653	7,988,968	-	-	-	25,324,621	1,157,834	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	-	-	3,016,816	1,280,043	-	-	-	4,296,859	759,601	07-01-98	2,257,908
Terrace Shops, Texas	2,544,592	2,212,278	-	83,054	2,627,646	2,212,278	-	-	-	4,839,924	280,553	12-15-03	2,699,065
Uptown Park, Texas	27,060,070	36,976,809	-	1,575,057	28,746,835	36,865,101	-	-	-	65,611,936	2,978,400	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	-	10,482	14,139,718	9,296,227	-	-	-	23,435,945	886,436	03-30-06	19,900,000
Uptown Plaza, Texas	4,887,774	7,796,383	-	168,773	5,056,547	7,796,383	-	-	-	12,852,930	550,779	12-10-03	-
Total Shopping Centers	138,989,828	106,874,800	-	3,480,721	142,537,400	106,807,949	-	-	-	249,345,349	14,723,306		136,371,624

SINGLE TENANT
410 and Blanco, Texas	-	1,318,418	-	165,742	50,943	1,433,217	-	-	-	1,484,160	6,298	12-17-04	-
Advance Auto, Illinois	-	552,258	-	220,502	145,454	627,306	-	-	-	772,760	n/a	06-03-04	-
Advance Auto, Missouri	-	361,187	-	12,574		373,761	-	-	-	373,761	n/a	02-13-04	-
Advance Auto, Missouri	-	352,508	-	102,616	102,616	352,508	-	-	-	455,124	n/a	09-24-04	-
Baptist Memorial Health, Tennessee	1,455,429	623,755	-	589,645	2,044,823	624,006	-	-	-	2,668,829	248,036	07-23-02	-
CVS Pharmacy, Texas	-	2,665,332	-	23,664	-	2,688,996	-	-	-	2,688,996	n/a	01-10-03	-
Fontana Tract, Texas	-	2,700,000	-	45,759	-	-	2,745,759	-	-	2,745,759	n/a	12-11-06	-
Golden Corral, Texas	1,093,139	718,702	-	10,926	1,099,818	722,949	-	-	-	1,822,767	153,928	07-23-02	-
Golden Corral, Texas	1,290,347	553,006	-	10,719	1,297,850	556,222	-	-	-	1,854,072	181,644	07-23-02	-
IHOP, California	-	-	987,204	33,594	-	-	-	-	1,020,798	1,020,798	Note B	08-23-02	645,509
IHOP, Colorado	-	-	1,104,574	(44,309)	-	-	-	-	1,060,265	1,060,265	Note B	08-23-02	723,996
IHOP, Kansas		450,984	958,975	67,812	-	450,984	-	1,026,787	-	1,477,771	n/a	09-30-99	-
IHOP, Kansas	-	-	876,324	18,241	-	-	-	-	894,565	894,565	Note B	04-16-02	641,517
IHOP, Louisiana	-	-	1,464,105	(156,211)	-	-	-	-	1,307,894	1,307,894	Note B	04-23-02	1,068,693
IHOP, Louisiana			850,110	9,322	-	-	-	-	859,432	859,432	Note B	07-18-02	618,654
IHOP, Missouri	-	-	1,203,723	(70,956)	-	-	-	-	1,132,767	1,132,767	Note B	05-17-02	883,320
IHOP, New Mexico	-	-	884,965	(60,901)	-	-	-	-	824,064	824,064	Note B	04-23-02	646,710
IHOP, New York	-	-	1,125,356	29,896	-	-	-	-	1,155,252	1,155,252	Note B	04-16-02	812,499
IHOP, Oregon	-	-	1,036,506	19,095	-	-	-	-	1,055,601	1,055,601	Note B	04-16-02	757,881
IHOP, Oregon	-	-	730,472	(59,146)	-	-	-	-	671,326	671,326	Note B	05-17-02	532,112
IHOP, Tennessee	-	469,502	1,074,438	73,439	-	-	469,502	-	1,147,877	1,617,379	n/a	07-26-02	1,158,955
IHOP, Tennessee			1,050,313	35,097	-	-	-	-	1,085,410	1,085,410	Note B	08-23-02	672,690
IHOP, Texas		740,882	962,752	68,109	-	740,882	-	1,030,861	-	1,771,743	n/a	09-22-99	1,110,261
IHOP, Texas			886,212	26,699	-	-	-	-	912,911	912,911	Note B	04-16-02	650,000
IHOP, Texas			1,144,152	39,013	-	-	-	-	1,183,165	1,183,165	Note B	08-23-02	774,781
IHOP, Utah		457,493	1,067,483	52,178	-	-	457,493	-	1,119,661	1,577,154	n/a	07-25-02	1,072,380
IHOP, Virginia			741,991	11,713	-	-	-	-	753,704	753,704	Note B	04-23-02	538,489
IHOP, Virginia		-	839,240	11,185	-	-	-	-	850,425	850,425	Note B	06-21-02	612,788
McAlister Deli, Illinois	-	550,425	-	1,179,350	-	-	1,729,775	-	-	1,729,775	n/a	07-19-06	-
McAlister Deli, Illinois		1,051,862			119,586	1,060,861				1,180,447	n/a	11-30-07	-
Popeye's, Georgia	778,772	333,758	-	(1)	778,771	333,758	-	-	-	1,112,529	108,995	07-23-02	-
Smokey Bones, Georgia		773,800	-	(60,414)	-	713,386	-	-	-	713,386	n/a	12-18-98	-
Sunbelt Rental, Illinois		402,080		1,524,103	1,519,046	407,137	-	-	-	1,926,183	n/a	05-23-07
TGI Friday's, Maryland	-	1,473,613	-	860	-	1,474,473	-	-	-	1,474,473	n/a	09-16-03	-
TGI Friday's, Texas	1,425,843	611,075	-	39,894	1,453,769	623,043	-	-	-	2,076,812	203,464	07-23-02	-
Washington Mutual, Texas	-	562,846	-	-	-	562,846	-	-	-	562,846	n/a	09-23-96	-
Washington Mutual, Texas	-	851,974	-	-	-	851,974	-	-	-	851,974	n/a	12-11-96	-
Woodlands Ring Road, Texas		8,957,570		198,840	-	9,156,410			-	9,156,410	n/a	02-01-07
Total Single Tenant	6,043,530	27,533,030	18,988,895	4,168,650	8,612,676	23,754,719	5,402,529	2,057,648	17,035,117	56,862,689	902,365		13,921,235

Total	$145,033,358	$134,407,830	$18,988,895	$7,649,371	$151,150,076	$130,562,668	$5,402,529	$2,057,648	$17,035,117	$306,208,038	$15,625,671		$150,292,859

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

Note C - As of December 31, 2007, the aggregate book basis of our properties approximated the aggregate tax basis.

Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2006 is as follows:

		Accumulated
	Cost	Depreciation
Balance at December 31, 2003	$72,243,267	$2,520,633
Acquisitions / additions	104,136,245	-
Disposals	(7,682,772)	(478,806)
Impairment	(1,300,000)	-
Transfer to held for sale	(478,806)	-
Depreciation expense	-	1,519,667
Balance at December 31, 2004	166,917,934	$3,561,494
Acquisitions / additions	106,619,151	-
Disposals	(21,444,663)	(1,352,195)
Impairment	-	-
Transfer to held for sale	(1,279,852)	-
Depreciation expense	-	3,734,200
Balance at December 31, 2005	250,812,570	$5,943,499
Acquisitions / additions	31,929,242	-
Disposals	(8,207,968)	(331,253)
Impairment	-	-
Transfer to held for sale		-
Depreciation expense	-	5,016,230
Balance at December 31, 2006	$274,533,844	$10,628,476
Acquisitions / additions	14,214,097	-
Disposals	(1,550,237)	(80,346)
Impairment	-	-
Transfer to held for sale	(5,484,748)	-
Depreciation expense	-	5,077,541
Balance at December 31, 2007	$281,712,956	$15,625,671

S-1