Form 10-Q
period 2008-03-31
AMREIT
filed 2008-05-14
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 9, 2008 there were 5,775,464 class A, 4,142,632 class C and 10,960,618 class D common shares of beneficial interest of AmREIT, $.01 par value per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

AmREIT AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 March 31, 2008 and December 31, 2007
 (in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Real estate investments at cost:
Land	$130,598	$130,563
Buildings	141,413	141,045
Tenant improvements	10,072	10,105
	282,083	281,713
Less accumulated depreciation and amortization	(16,858)	(15,626)
	265,225	266,087
Real estate held for sale and investment in direct financing leases held for sale, net
	22,385	22,438
Net investment in direct financing leases held for investment	2,060	2,058
Intangible lease cost, net	12,407	13,096
Investment in merchant development funds and other affiliates	15,305	10,514
Net real estate investments	317,382	314,193

Cash and cash equivalents	468	1,221
Tenant receivables, net	4,782	4,398
Accounts receivable, net	1,485	1,251
Accounts receivable - related party	4,391	5,386
Notes receivable - related party	8,819	10,442
Deferred costs	2,390	2,472
Other assets	4,383	4,394
TOTAL ASSETS	$344,100	$343,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$173,905	$168,560
Notes payable, held for sale	12,692	12,811
Accounts payable and other liabilities	6,145	7,699
Below market leases, net	3,266	3,401
Security deposits	680	674
TOTAL LIABILITIES	196,688	193,145

Minority interest	1,185	1,179

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common shares, $.01 par value, 50,000,000 shares authorized,
6,634,489 and 6,626,559 shares issued, respectively	66	66
Class C common shares, $.01 par value, 4,400,000 shares authorized,
4,154,691 and 4,143,971 shares issued and outstanding, respectively	42	41
Class D common shares, $.01 par value, 17,000,000 shares authorized,
11,039,914 and 11,045,763 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,534	185,165
Accumulated distributions in excess of earnings	(35,639)	(33,365)
Cost of treasury shares, 520,879 and 337,308 Class A common shares, respectively	(3,886)	(2,584)
TOTAL SHAREHOLDERS' EQUITY	146,227	149,433
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$344,100	$343,757

See Notes to Consolidated Financial Statements

~F-1~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Rental income from operating leases	$7,673	$7,054
Earned income from direct financing leases	60	59
Real estate fee income	170	694
Real estate fee income - related party	1,432	713
Construction revenues	432	97
Construction revenues - related party	904	876
Securities commission income - related party	525	993
Asset management fee income - related party	376	284
Total revenues	11,572	10,770

Expenses:
General and administrative	2,423	2,153
Property expense	1,995	1,728
Construction costs	1,121	861
Legal and professional	443	292
Real estate commissions	37	421
Securities commissions	485	829
Depreciation and amortization	1,931	1,941
Total expenses	8,435	8,225

Operating income	3,137	2,545

Other income (expense):
Interest and other income - related party	274	244
Loss from merchant development funds and other affiliates	(143)	(12)
Income tax benefit for taxable REIT subsidiary	71	148
Interest expense	(2,431)	(2,090)
Minority interest in income of consolidated joint ventures	17	8

Income before discontinued operations	925	843

Income from discontinued operations, net of taxes	72	160
Gain on sales of real estate acquired for resale, net of taxes	-	-
Income from discontinued operations	72	160

Net income	997	1,003

Distributions paid to class B, C and D shareholders	(2,498)	(2,705)

Net loss available to class A shareholders	$(1,501)	$(1,702)

Net loss per class A common share - basic and diluted
Loss before discontinued operations	$(0.25)	$(0.29)
Income from discontinued operations	$0.01	$0.03
Net loss	$(0.24)	$(0.26)

Weighted average class A common shares used to
compute net loss per share, basic and diluted	6,216	6,320

See Notes to Consolidated Financial Statements.

~F-2~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended December 31, 2008
(in thousands, except share data)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total
Balance at December 31, 2007	$217	$185,165	$(33,365)	$(2,584)	$149,433

Net income	-	-	997	-	997
Deferred compensation issuance of restricted shares, Class A		208	-	(208)	-
Issuance of common shares, Class A	-	78	-	-	78
Repurchase of common shares, Class A	-	-	-	(1,094)	(1,094)
Amortization of deferred compensation	-	96	-	-	96
Issuance of common shares, Class C	1	430	-	-	431
Retirement of common shares, Class C	-	(325)	-	-	(325)
Issuance of common shares, Class D	(1)	1,101	-	-	1,100
Retirement of common shares, Class D	1	(1,219)	-	-	(1,218)
Distributions	-	-	(3,271)	-	(3,271)

Balance at March 31, 2008	$218	$185,534	$(35,639)	$(3,886)	$146,227

See Notes to Consolidated Financial Statements.

~F-3~

 AmREIT AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands, except share data)
 (unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$997	$1,003
Adjustments to reconcile net income to net cash
provided by operating activities:
Proceeds from sales of real estate acquired for resale	-	1,398
Income from merchant development funds and other affiliates	143	12
Cash receipts related to deferred related party fees	59	-
Depreciation and amortization	1,871	1,928
Amortization of deferred compensation	96	169
Minority interest in income of consolidated joint ventures	31	41
Distributions from merchant development funds and other affiliates	10	20
Increase in tenant receivables	(384)	(150)
(Increase) decrease in accounts receivable	(234)	1,069
(Increase) decrease in accounts receivable - related party	995	(817)
Cash receipts from direct financing leases
more than income recognized	51	4
Decrease in other assets	136	468
Decrease in accounts payable and other liabilities	(1,555)	(4,227)
Increase in security deposits	6	10
Net cash provided by operating activities	2,222	928

Cash flows from investing activities:
Improvements to real estate	(471)	(898)
Acquisition of investment properties	-	(9,157)
Loans to affiliates	(1,466)	(1,165)
Payments from affiliates	3,089	-
Additions to furniture, fixtures and equipment	(48)	(10)
Investment in merchant development funds and other affiliates	(5,068)	-
Distributions from merchant development funds and other affiliates	65	55
Decrease in preacquisition costs	(30)	(21)
Net cash used in investing activities	(3,929)	(11,196)

Cash flows from financing activities:
Proceeds from notes payable	17,901	52,257
Payments of notes payable	(12,615)	(34,738)
Increase in deferred costs	(8)	(223)
Purchase of treasury shares	(1,094)	-
Issuance of common shares	81	-
Retirement of common shares	(1,543)	(1,201)
Issuance costs	(3)	(2)
Common dividends paid	(1,740)	(1,941)
Distributions to minority interests	(25)	(25)
Net cash provided by financing activities	954	14,127

Net increase (decrease) in cash and cash equivalents	(753)	3,859
Cash and cash equivalents, beginning of period	1,221	3,415
Cash and cash equivalents, end of period	$468	$7,274

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,694	$2,299
Income taxes	49	-

Supplemental schedule of noncash investing and financing activities

During 2008 and 2007, 0 and 30,000 class B common shares, respectively, were converted to class A common shares.  Additionally, during 2008 and 2007, we issued class C common and D common shares with a value of $1.5 million and $1.6 million respectively, in satisfaction of dividends through the dividend reinvestment program.

In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively.  We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

~F-4~

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our business model is similar to an institutional advisory company that is judged by its investor partners on the returns we are able to deliver to reach specified long-term results. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (“NAV”) of us and our advised funds.

We seek to create value and drive net operating income (“NOI”) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support a growing advisory business that raises capital through an extensive independent broker-dealer channel as well as through institutional joint venture partners.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.  The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest.  Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method, unless such entities qualify as variable interest entities, and thus are considered for consolidation under applicable accounting literature related to consolidation.  All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the three months ended March 31, 2008 and 2007, we did not recognize any lease termination fees. Lease termination fees are included in rental income from operating leases.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of March 31, 2008, $63,000 of unbilled receivables has been included in “Accounts receivable” and $70,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” As of December 31, 2007, $4,000 of unbilled receivables has been included in “Accounts receivable” and $85,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” We had advance billings of $6,000 as of March 31, 2008 and December 31, 2007.

Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the three months ended March 31, 2008 and March 31, 2007 we capitalized $36,000 and $79,000, respectively, in interest on properties under development.

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

~F-5~

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2008 and December 31, 2007 we owned 19 properties with a carrying value of $22.4 million that were classified as real estate held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our operations. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the three months ended March 31, 2008 and March 31, 2007.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $157,000 related to our tenant receivables.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of March 31, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $264,000 related to our accounts receivable.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would otherwise earn in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (5.25% at March 31, 2008) and are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization.  Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of March 31, 2008 and December 31, 2007 totaled $711,000 and $627,000, respectively. Accumulated amortization related to deferred leasing costs as of March 31, 2008 and December 31, 2007 totaled $503,000 and $450,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years.  We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted share activity during the three months ended March 31, 2008.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	410,830	$7.67
Granted	-	-
Vested	(43,315)	7.74
Forfeited	(27,681)	7.96
End of period	339,834	7.63

There were no restricted shares issued during the three months ended March 31, 2008. During the three months ended March 31, 2007 the weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan was $8.51 per share.  The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $335,000 and $323,000 respectively.  Total compensation cost recognized related to restricted shares during the three months ended March 31, 2008 and 2007 was $96,000 and $169,000, respectively.  As of March 31, 2008, total unrecognized compensation cost related to restricted shares was $2.6 million, and the weighted average period over which we expect this cost to be recognized is 3.75 years.

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

~F-6~

Share Options - We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of March 31, 2008 and December 31, 2007, none of these options have been granted.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal – We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meets all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to shareholders.

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

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $71,000 and $45,000 for the Texas Margin Tax for the three months ended March 31, 2008 and 2007, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the class C and class D common shares which represent 23.0 million and 20.5 million potential common shares for the three months ended March 31, 2008 and 2007, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A share for the three months ended March 31, as indicated:

	Three months ended
	March 31
	2008	2007
Loss to class A common shareholders*	(1,501)	(1,702)
Weighted average class A common shares outstanding*	6,216	6,320
Basic and diluted loss per share	(0.24)	(0.27)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable, other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit has market-based terms, including a variable interest rate. Accordingly, the carrying value of the line of credit is representative of its fair value.

As of March 31, 2008, the carrying value of our debt obligations associated with assets held for investment was $173.9 million, $137.9 million of which represented fixed rate obligations with an estimated fair value of $145.0 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with an estimated fair value of $139.1 million.

As of March 31, 2008, the carrying value of our debt obligations associated with assets held for sale was $12.7 million, all of which represented fixed rate obligations with an estimated fair value of $13.8 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.8 million, all of which represented fixed rate obligations with an estimated fair value of $13.6 million.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

As of March 31, 2008, we are an investor in, and the primary beneficiary of, one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $7.0 million of our total consolidated assets at period end. This entity, which we hold a 50% interest in, had no debt outstanding at period end and had revenues of $44,000 for the three months ended March 31, 2008.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SAFS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

~F-7~

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands, except for per share data):

	2008	2007
Rental revenue	$71	$52
Earned income from direct financing leases	444	448
Total revenues	515	500

Property expense	71	(6)
Federal income tax expense	8	8
Legal and professional	27	5
Depreciation and amortization	-	3
Minority interest	48	49
Interest expense	289	281
Total expenses	443	340
Income from discontinued operations	72	160
Basic and diluted income from discontinued operations
per class A common share	$0.01	$0.03

Included in discontinued operations is the operating activity related to 19 of our properties that are held for sale.  Our AAA CTL portfolio comprises of 17 of these properties.  Each of these 17 properties was treated as investments in direct financing leases for financial reporting purposes.  See Note 3 for further discussion of AAA CTL.

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

3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”).  AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties.  We have consolidated AAA in our financial statements.  Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner.  Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the AAA limited partnership agreement.

During the third quarter of 2007, we elected to hold the AAA assets for sale.

Merchant Development Funds
As of March 31, 2008, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%.  See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of March 31,2008, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG.  Certain members of our management team have been assigned a 49% aggregate interest in the income and cash flow of AIGC.  Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation (expected in 2008) will be allocated to the limited partners, and to the general partner, AIGC, as, if and when the annual return thresholds have been achieved by the limited partners.

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

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005.  The offering was closed in October 2006, and the capital raised was approximately $71 million.  Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC III.  Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation (expected in 2012) will be allocated to the limited partners, and to the general partner (MIGC III) as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) - AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  MIG IV began raising money in November 2006, and, as of March 31, 2008, had raised approximately $50 million.  We expect our limited partnership interest at completion of the offering to be between 0.8% and 1.6%.  Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2013) will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

REITPlus, Inc.- During the fourth quarter, a registration statement relating to REITPlus, Inc. (“REITPlus”), a $550 million non-traded REIT offering that is advised by one of our wholly-owned subsidiaries, was declared effective by the SEC, allowing REITPlus to begin offering its common stock through our securities operation’s broker-dealer network. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf.  On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder.  Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP.  As of March 31, 2008, REITPlus had not yet received subscriptions for its minimum offering of $2,000,000, and therefore had not admitted any public stockholders or made any investments.

Our wholly owned subsidiary serve as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive or are deemed to have received,  their invested capital plus a 7% preferred return.  In our capacity as the parent company of the advisor to REITPlus, we have paid organization and offering costs of $1.6 million on its behalf. We have recorded these costs as a receivable in the accompanying financial statements and we expect reimbursement for them throughout the offering period as the capital is raised. Once REITPlus meets its minimum subscription threshold, such costs will be reimbursed to us subject to limitations on reimbursements set forth in the advisory agreement.

~F-8~

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation) and REITPlus:

					Sharing Ratios(1)
Merchant Development Fund	Capital under Management	LP Interest	GP Interest	Scheduled Liquidation	LP	GP	LP Preference

AIG	$3 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

REITPlus (2)	–	NA	NA	2014	99%	1%	(3)
					85%	15%

(1) Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return.  The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2) REITPlus will commence receiving capital in the second quarter of 2008.

(3) We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchase shares in the public offering.  For a description of our subsidiary’s promoted interest in REITPlus, please see the second paragraph under “REITPlus, Inc.” above in the Section 3.

~F-9~

Other Affiliates

Other than the merchant development funds, we have an investment in three entities that are accounted for under the equity method since we exercise significant influence over such entities. We invested $3.4 million in AmREIT Woodlake, LP, and we have a 30% limited partner interest in the partnership. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner.  Also, we invested $3.8 million in AmREIT Westheimer Gessner, LP, and we have a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, TEXAS at the intersection of Westheimer and Gessner. Additionally, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, and we have a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located on the west side of Houston, TEXAS at the intersection of Highway 288 and 518.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $601,000 and $631,000 million during the three months ended March 31, 2008 and March 31, 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $88,000 and $107,000 during the three months ended March 31, 2008 and March 31, 2007, respectively.

In-place and above-market lease amounts and their respective accumulated amortization at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008		December 31, 2007
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$18,964	$2,025	$19,052	$2,025
Accumulated amortization	(7,423)	(1,159)	(6,910)	(1,071)
Intangible lease cost, net	$11,541	$866	$12,142	$954

Acquired lease intangible liabilities (below-market leases) of $3.3 million and $3.4 as of March 31, 2008 and December 31, 2007, respectively, are net of previously accreted minimum rent of $1.7 million and $1.6 million at March 31, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income, was $135,000 and $137,000 during the three months ended March 31, 2008 and March 31, 2007, respectively.

5. NOTES PAYABLE

Our outstanding debt at March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Notes Payable, Held for Investment
Fixed rate mortgage loans	137,852	138,121
Variable-rate unsecured line of credit	36,054	30,439
Total	173,906	168,560

Notes Payable, Held for Sale
Fixed rate mortgage loans	12,692	12,811
Total	12,692	12,811

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms and conditions substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions.  For the quarter ended March 31, 2008, we violated two covenants per the terms of the credit facility.  Our lender has waived both events of non-compliance as of March 31, 2008.  We were in compliance with all other covenants as of March 31, 2008. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of March 31, 2008, the interest rate was LIBOR plus 1.00%. As of March 31, 2008, there was a balance outstanding of $36.1 million under our credit facility. We have approximately $31.9 million available under our credit facility, subject to the covenants above.  We have $2.0 million in letters of credit outstanding related to various properties.  These letters of credit reduce our availability under our credit facility.

As of March 31, 2008, the weighted average interest rate on our fixed-rate debt was 5.78%, and the weighted average remaining life of such debt was 6.5 years.  We added no fixed-rate debt during the three months ended March 31, 2008.  We added fixed-rate debt of $19.9 million during 2007.

As of March 31, 2008, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

	Associated with Assets			Associated with Assets
	Held for Investment			Held for Sale
Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	$649	$13,410	$14,059	$371	$-	$371
2009	36,972	-	36,972	531	-	531
2010	982	-	982	574	-	574
2011	987	3,075	4,062	620	-	620
2012	979	25,353	26,332	315	10,281	10,596
Thereafter	2,019	88,900	90,919	-	-	-
Unamortized debt premiums	-	579	579	-	-	-
Total	$42,588	$131,317	$173,905	$2,411	$10,281	$12,692

~F-10~

6. CONCENTRATIONS

As of March 31, 2008, one property individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas, which accounted for 14% of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 66% of our base rental income for the three months ended March 31, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants for the periods ended March 31 2008 and 2007 ($ in thousands):

	Three months ended
	March 31,
Tenant	2008	2007
Kroger	$529	$585
IHOP Corporation*	499	562
CVS	264	242
Landry's	176	261
Linens N things	171	120
Hard Rock Cafe	170	178
Champps Americana	143	138
Paesanos	119	154
TGI Fridays	111	99
Golden Corral	98	91
	$2,280	$2,430

* A significant portion of IHOP Corporation revenues are related to our AAA assets which we have elected to hold for sale as described in Note 3.  The activity related to these assets held for sale is reflected as “Earned Income from DFL” in the Discontinued Operations section of Note 1.

7.  SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of March 31, 2008, there were 6,113,610 of our class A common shares outstanding, net of 520,879 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class B Common Shares — As of December 31, 2007 none of the class B common shares were outstanding. In December 2006, we completed a tender offer for approximately 48% of our class B common shares in which we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million. We redeemed the remaining 1 million outstanding shares as of December 2007 at $10.18 per share for $10.4 million in cash.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. As of March 31, 2008, there were 4,154,691 of our class C common shares outstanding. The class C common shares have voting rights, together with all classes of common shares, as one class of shares. The class C common shares were issued at $10.00 per share. The class C common shares receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option.  The class C common shares are convertible beginning in August 2010.  We have the right to force conversion of the class C common shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.  Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. As of March 31, 2008, there were 11,039,914 of our class D common shares outstanding. The class D common shares have voting rights, together with all classes of common shares, as one class of shares. The class D common shares were issued at $10.00 per share. The class D common shares receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011.  We have the right to force conversion of the class D common shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest — Minority interest represents a third party interest in entities that we consolidate as a result of our controlling financial interest in such investees.  As of March 31, 2008, $1.2 million of the minority interest is attributable to a third party interest in AAA which is held for sale as of March 31, 2008 as discussed in Note 3.

Share Repurchase Program
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

Repurchases of our common shares of beneficial interest for the quarter ended March 31, 2008 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707

8.      RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, asset management, property management, financing, coordination, real estate disposition, construction and construction management services to our merchant development funds.  The companies that serve as the general partner for the funds are wholly-owned by us. Real estate fee income of $1.4 million and $713,000 was paid by our merchant development funds to us for the three months ended March 31, 2008 and March 31, 2007, respectively. Additionally, construction revenues of $904,000 and $876,000 were earned from the merchant development funds during the three months ended March 31, 2008 and 2007, respectively. We earn asset management fees from the funds for facilitating the deployment of capital and for performing other management oversight services.  Asset management fees of $376,000 and $284,000 were paid by the funds to us for the three months ended March 31, 2008 and 2007, respectively.  Additionally, during the three months ended March 31, 2008 and 2007 we were reimbursed by the merchant development funds $229,000 and $0, respectively, for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of real estate investment opportunities to the Financial Industry Regulatory Authority (“FINRA”) financial planning broker-dealer community, we maintain an indirect 1% general partner interest in the investment funds that we sponsor.  The limited partnership funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met.  Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels.  We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation.  We believe that this assignment will align the interest of management with that of the shareholders, while at the same timeallowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

~F-11~

 9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2008, we did not sell any properties.

In May 2007, we acquired a 2-acre parcel of land in Champaign, Illinois that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business.  In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood.   Additionally, during 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

10. COMMITMENTS

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the three months ended March 31, 2008 and 2007 was $84,000 and $70,000, respectively.

11. SUBSEQUENT EVENTS

Through our treasury shares repurchase program, authorized in June 2007 by our Board of Trust Managers as part of our ongoing investment strategy, we repurchased 300,000 shares on April 1, 2008 for $2.259 million.

12. SEGMENT REPORTING

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 50 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the three months ended March 31, 2008 occurred within the portfolio segment.

Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operations consist of FINRA registered securities broker-dealer business that, through the internal securities group, raises capital from the independent financial planning marketplace. The merchant development funds sell limited partnership interests and non-listed REIT securities to retail investors, in which we invest as both the general partner and as a limited partner; in the case of the limited partnerships, and as a stockholder in the REIT or a limited partner in the REIT’s operating partnership (see Note 3). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships, and an extended term consistent with REIT status for REITPlus.

			Asset Advisory
For the three months ended March 31, 2008 ($ in 000's)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$7,733	$-	$-	$-	$7,733
Real estate fee income	58	1,473	71	-	1,602
Construction revenues	-	1,336	-	-	1,336
Securities commission income	-	-	525	-	525
Asset management fee income	-	-	-	376	376
Total revenue	7,791	2,809	596	376	11,572

General and administrative	312	1,565	506	40	2,423
Property expense	1,975	20		-	1,995
Construction costs	-	1,121	-	-	1,121
Legal and professional	320	37	86		443
Real estate commissions	-	37	-	-	37
Securities commissions	-	-	485	-	485
Depreciation and amortization	1,930	1	-	-	1,931
Total expenses	4,537	2,781	1,077	40	8,435

Interest expense	(2,153)	(28)	(144)	(106)	(2,431)
Other income/ (expense)	164	3	72	(20)	219

Income from discontinued operations	65	7	-	-	72

Net income (loss)	$1,330	$10	$(553)	$210	$997

~F-12~

				Asset Advisory
For the three months ended March 31, 2007 ($ in 000's)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$7,113	$-	$-	$-	$7,113
Real estate fee income		-	1,407	-	-	1,407
Construction revenues		-	973	-	-	973
Securities commission income		-	-	993	-	993
Asset management fee income		-	-	-	284	284
	Total revenue	7,113	2,380	993	284	10,770

General and administrative		388	1,215	488	62	2,153
Property expense		1,693	35		-	1,728
Construction costs		-	861	-	-	861
Legal and professional		234	47	11	-	292
Real estate commissions		-	421	-	-	421
Securities commissions		-	-	829	-	829
Depreciation and amortization		1,941	-	-	-	1,941
	Total expenses	4,256	2,579	1,328	62	8,225

Interest expense		(1,962)	(125)	(3)	-	(2,090)
Other income/ (expense)		232	135	118	(97)	388

Income (loss) from discontinued operations		151	9	-	-	160

	Net income (loss)	$1,278	$(180)	$(220)	$125	$1,003

~F-13~

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to AmREIT and our subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties and the ability to meet development schedules. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2007 consolidated financial statements and notes thereto included in our filing on Form 10-K for the year ended December 31, 2007. Historical results and trends which might appear should not be taken as indicative of future operations.

EXECUTIVE OVERVIEW

We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Our business model is similar to an institutional advisory company that is judged by its investor partners on the returns we are able to deliver to reach specified long-term results. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (“NAV”) of us and our advised funds.

We seek to create value and drive net operating income (“NOI”) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support a growing advisory business that raises capital through an extensive independent broker-dealer channel as well as through institutional joint venture partners.

The institutional-grade portfolio of Irreplaceable Corners – premier retail properties in high-traffic, highly-populated areas – are held for long-term value and to provide a foundation to our funds from operations (“FFO”) through a steady stream of rental income. Our advisory business has a 24-year track record of delivering returns to its investor partners through a series of closed-end, merchant development funds, resulting in recurring income from assets under management and in transactional income through profit participation interests and real estate fees, including acquisition, development and leasing fees.

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

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory business totaled $15 million.  As of March 31, 2008:
•	We owned a real estate portfolio consisting of 50 properties located in 15 states that had a net book value of $344 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $164 million in contributed capital; and
•	We had over $1.3 million square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory business and for third parties.

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

As of March 31, 2008, we owned a real estate portfolio consisting of 50 properties located in 15 states.  A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value.  We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes:  high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), a location on the hard corner of an intersection guided by a traffic signal, ideal average household income in the surrounding community in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day).  We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation.   Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

We expect that single-tenant, credit leased properties will continue to experience cap rate pressure during 2008 due to the low interest rate environment and increased buyer demand.  Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners.   Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.  Therefore, there can be no assurance that we will ultimately purchase any or all of these projects.  Our acquisitions program is sensitive to changes in interest rates.  As of March 31, 2008, 81% of our outstanding debt had a long-term fixed interest rate with an average term of 6.5 years.  Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

Advisory Business
The primary goal of our advisory business is to grow assets under management, primarily through the Independent Broker-dealer Network (“IBD”) and through institutional joint venture relationships.  Through these assets under management, we are able to generate current recurring fee income, long term profit participation, and transactional revenues for real estate services provided such as acquisition, development and leasing.  We break this business down into two components, our securities operations and our merchant development funds. In an effort to vertically integrate our business model and better control the inflows of capital into our advisory business, we have a wholly owned Financial Industry Regulatory Agency (FINRA) registered broker-dealer, AmREIT Securities Company (“ASC”).  For the past 24 years, we have been raising capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities.  Historically, our advisory group has raised capital in two ways:  first, directly for us through non-traded classes of common shares, and second, for our actively managed merchant development funds.

The advisory business invests in and actively manages seven merchant development partnership funds which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years and REITPlus, Inc., a non-listed REIT that will acquire properties to be held for an extended period consistent with its intention to qualify as a REIT.  We invest in the limited partnerships we manage as both the general partner and as a limited partner, and in REITPlus we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests.  However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds.  In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, which links our success to that of the investors in our managed funds.

Real Estate Development and Operating Group
Our real estate development and operating business, “ARIC”, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisitions, brokerage, leasing, construction, general contracting, asset and property management services to our portfolio of properties, to our advisory business, and to third parties.  This operating subsidiary, which is a taxable REIT subsidiary, is transaction-oriented, is very active in the real estate market and has the potential to generate significant earnings on an annual basis.  This business can provide significant long-term growth; however due to its transactional nature, its quarter to quarter results will fluctuate, and therefore its contributions to our earnings will be volatile.

~1~

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

Securities commission income is recognized as units of our merchant development funds are sold through AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid out to the unaffiliated selling broker-dealer and reflected as securities commission expense.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SAFS No. 157 is effective for our fiscal year beginning January 1, 2008.  The adoption of SFAS No. 157 did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

~2~

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R on our financial position and results of operations beginning for fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2008 and December 31, 2007, our cash and cash equivalents totaled $468,000 and $1.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

	2008	2007
Operating activities	$2,222	$928
Investing activities	$(3,929)	$(11,196)
Financing activities	$954	$14,127

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

Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to increase our operating cash flow by selling any underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets. Since January 2004, we have executed this strategy through the acquisition of $143 million of shopping centers, consisting primarily of four premier properties with approximately 289,000 square feet.

Cash provided by operating activities as reported in the consolidated statements of cash flows increased by approximately $1.4 million for the three months ended March 31, 2008 period when compared to the comparable prior year period. This net increase is attributable to a $2.7 million increase in working capital cash flow during the first quarter of 2008 which was partially offset by a $1.4 million reduction in proceeds from sales of real estate acquired for resale.  The increase in working capital cash flow was driven primarily by a $2.7 million reduction in cash outflows during the three months ended March 31, 2008 period compared to the comparable prior year period related to the timing of our property tax payments. Additionally, during 2007, we had net cash inflows of $1.4 million related to the sale of one of our non-core single-tenant assets.  We had no such sales during the first quarter of 2008.

Cash provided by investing activities as reported in the consolidated statements of cash flows decreased by approximately $7.2 million for the three months ended March 31, 2008 period when compared to the comparable prior year period. This decrease is attributable to a $9.2 million decrease in property acquisitions during the first quarter of 2008, couple with an increase in payments from affiliates of $3.1 million during the period.  These increases were partially offset by a $5.1 million increase in investments made in affiliates during the first quarter of 2008.  We made no property acquisitions during the first quarter of 2008.  However, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood. With respect to loans and payments from affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.  With respect to investments made in affiliates, we made an investment during the first quarter of 2008 in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner.  Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas.

Cash flows provided by financing activities decreased from $14.1 million during three months ended March 31, 2008 to $955,000 during the comparable prior year period. This $13.2 million decrease was primarily the result of the reduction of $12.2 million in net proceeds from notes payable.  During first quarter of 2007, we generated proceeds from the financing of our Uptown Dallas property while no such financings were done during the first quarter of 2008.  This reduction in proceeds was coupled with an increase in treasury share repurchases of $1.1 million pursuant to the share repurchase program which was approved in June 2007.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms which provided us with an increased borrowing base at reduced borrowing costs. All other conditions remained substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. For the quarter ended March 31, 2008, we violated two covenants per the terms of the credit facility.  Our lender has waived both events of non-compliance as of March 31, 2008.  We were in compliance with all other covenants as of March 31, 2008. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of March 31, 2008, the interest rate was LIBOR plus 1.00%.  As of March 31, 2008, there was $36.1 million outstanding on the credit facility.  As of March 31, 2008, we have approximately $31.9 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

During the three months ended March 31, 2008, we declared dividends to our shareholders of $3.3 million, compared with $3.5 million in the three months ended March 31, 2007.  The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends.  All dividends are declared on a quarterly basis.  The dividends by class  are as follows (in thousands):

		Class A	Class B		Class C	Class D
2008	First Quarter	$773	$-		$723	$1,775

2007	Fourth Quarter	$785	$1,097	*	$721	$1,783
	Third Quarter	$793	$191		$720	$1,783
	Second Quarter	$796	$192		$726	$1,791
	First Quarter	$785	$194		$725	$1,786

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

~3~

Inflation has had very little effect on our income from operations. We expect that increases in store sales revenues due to inflation, as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.

In June 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy. Under the terms of the program, we may purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.

Repurchases of our common shares of beneficial interest for the quarter ended March 31, 2008 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707

Results of Operations
Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Revenues
Total revenues increased by $802,000, or 7%, for the three months ended March 31, 2008 as compared to the comparable prior year period ($11.6 million in 2008 versus $10.8 million in 2007).  This increase was primarily attributable to an increase in rental income, construction revenues and real estate fees, offset by a decrease in securities commission income.

Rental income increased by $619,000, or 9%, for the three months ended March 31, 2008 compared to the comparable prior year period. The increase was primarily due to an increase in occupancy and an increase in tenant reimbursements of taxes, maintenance expenses and insurance.

Construction revenues, which were generated by AmREIT Construction Company (“ACC”), were $1.3 million for the three months ended March 31, 2008, compared to $973,000 for the comparable prior year period.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This increase in revenues is primarily attributable to an increase in third party work.

Real estate fee income increased approximately $195,000, or 14%, for the three months ended March 31, 2008 as compared to the prior year period primarily as a result of an increase in acquisition fees earned on property transactions within our merchant development funds.

Securities commission revenue decreased by $468,000, or 47%, in for the three months ended March 31, 2008 as compared to the prior year period. This decrease in commission revenue was driven by a decrease in capital-raising activities of our advisory/sponsorship business.  During the first quarter of 2008, we raised $4.8 million in capital for one of our merchant development funds, AmREIT Monthly Income and Growth Fund IV, L.P. (“MIG IV”) as compared to $9.2 million in capital that we raised for MIG IV during the first quarter of 2007.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses

Total operating expenses increased by $210,000, or 3%, in for the three months ended March 31, 2008 as compared to the prior year period. This decrease was primarily attributable to decreases in real estate commissions and securities commissions, which were offset by an increase in construction costs and general and administrative expenses.

Real estate commission expense decreased from $421,000 in 2007 to $37,000 in 2008, primarily as a result of decreased brokerage activity.

Securities commission expense decreased by $344,000, or 42%, in for the three months ended March 31, 2008 as compared to the prior year period. This decrease is attributable to decreased capital-raising activity through ASC during 2008 as discussed in “Revenues” above.

ACC recognized $1.1 million in construction costs during 2008, compared to $861,000 in 2007.  This increase in construction costs is consistent with the increase in revenues described above.

General and administrative expense increased by $270,000, or 13%, in for the three months ended March 31, 2008 as compared to the prior year period. This increase is primarily due to increases in personnel.

Other
Interest expense increased by $341,000, or 16%, in for the three months ended March 31, 2008 as compared to the prior year period.  The increase in interest expense is primarily attributable to draw-downs on our credit facility after the first quarter of 2007 related to the tender of the class B common shares and our investment in Borders and Woodlake Square.

Loss from merchant development funds and other affiliates increased by $131,000, in for the three months ended March 31, 2008 as compared to the prior year period.  The increase is mainly due to $96,000 of losses that we recognized related to our 30% limited partner interest in AmREIT Woodlake, LP.

Income from discontinued operations decreased by $88,000, or 55%, to $72,000 in 2008. The decrease is primarily attributed to an increase in expenses.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Contractual Obligations

Our material contractual obligations are summarized and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the quarter ended March 31, 2008, there have been no material changes outside of the ordinary course of business in the contractual obligations specified in our 2007 Annual Report on Form 10-K.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition.  Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies.  Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.  FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

~4~

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months
	Ended March 31,
	2008	2007
Income - before discontinued operations	$925	$843
Income - from discontinued operations	72	160

Plus depreciation of real estate assets - from operations	1,931	1,941
Plus depreciation of real estate assets - from discontinued operations	-	3

Adjustments for nonconsolidated affiliates	294	17
Less class B, C & D distributions	(2,498)	(2,705)

Total Funds From Operations available to class A shareholders	$724	$259

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

As of March 31, 2008, the carrying value of our debt obligations associated with assets held for investment was $173.9 million, $137.9 million of which represented fixed rate obligations with an estimated fair value of $145 million.  As of March 31, 2008, the carrying value of our debt obligations associated with assets held for sale was $12.7 million, all of which represented fixed rate obligations with an estimated fair value of $13.8 million.  The remaining $36.1 million of our debt obligations have a variable interest rate.  Such debt has market-based terms, and its carrying value is therefore representative of its fair value as of March 31, 2008.  In the event interest rates were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $361,000 based on the variable-rate debt outstanding at March 31, 2008.

As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with an estimated fair value of $139.1 million

The discussion above considers only those exposures that exist as of March 31, 2008.  It therefore does not consider any exposures or positions that could arise after that date.  As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
See our filing on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for a full discussion of risk factors associated with ownership of our common shares. During the quarter ended March 31, 2008, we had no material changes in these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2007, our Board of Trust Managers authorized our common share repurchase program as part of our ongoing investment strategy. Under the terms of the program, we may purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.

During the quarter ended March 31, 2008, we repurchased common shares of beneficial interest as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1, 2008 to January 31, 2008	35,000	$7.11	35,000	$3,454,299
February 1, 2008 to February 29, 2008	109,290	$6.96	109,290	$2,703,392
March 1, 2008 to March 31, 2008	12,200	$6.94	12,200	$2,618,707

(1) A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this report.

~5~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on the 12th of May, 2008 by the undersigned, thereunto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor H. KERR TAYLOR President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2008
/s/ Robert S. Cartwright, Jr. ROBERT S. CARTWRIGHT, JR., Trust Manager	May 12, 2008
/s/ G. Steven Dawson G. STEVEN DAWSON, Trust Manager	May 12, 2008
/s/ Philip W. Taggart PHILIP W. TAGGART, Trust Manager	May 12, 2008
/s/ H.L. Rush, Jr. H.L. RUSH, JR., Trust Manager	May 12, 2008
/s/ Brett P. Treadwell BRETT P. TREADWELL, Managing Vice President, Finance (Principal Accounting Officer)	May 12, 2008

~6~