Form 10-Q
period 2008-06-30
AMREIT
filed 2008-08-14
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the defintions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
            Large accelerated filer ☐                       Accelerated filer ☐
            Non-accelerated filer ☐                        Smaller reporting company ☒
            (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2008
Class A Common Stock, $0.01 par value	6,634,489 shares
Class C Common Stock, $0.01 par value	4,150,088 shares
Class D Common Stock, $0.01 par value	10,982,002 shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

 AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 June 30, 2008 and December 31, 2007
 (in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Real estate investments at cost:
Land	$127,551	$130,563
Buildings	135,124	141,045
Tenant improvements	9,543	10,105
	272,218	281,713
Less accumulated depreciation and amortization	(17,369)	(15,626)
	254,849	266,087

Real estate held for sale and investment in direct financing leases held for sale, net	32,871	22,438
Net investment in direct financing leases held for investment	2,063	2,058
Intangible lease cost, net	11,226	13,096
Investment in merchant development funds and other affiliates	6,720	10,514
Net real estate investments	307,729	314,193

Cash and cash equivalents	205	1,221
Tenant receivables, net	4,132	4,398
Accounts receivable, net	2,570	1,251
Accounts receivable - related party	3,944	5,386
Notes receivable - related party	9,393	10,442
Deferred costs	2,284	2,472
Other assets	5,189	4,394
TOTAL ASSETS	$335,446	$343,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$175,556	$168,560
Notes payable, held for sale	12,570	12,811
Accounts payable - related party	367	49
Accounts payable and other liabilities	5,446	7,650
Below market leases, net	2,378	3,401
Security deposits	705	674
TOTAL LIABILITIES	197,022	193,145

Minority interest	1,220	1,179

Shareholders' equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Class A common shares, $.01 par value, 50,000,000 shares authorized,
6,634,489 and 6,626,559 shares issued, respectively	66	66
Class C common shares, $.01 par value, 4,400,000 shares authorized,
4,149,094 and 4,143,971 shares issued and outstanding, respectively	42	41
Class D common shares, $.01 par value, 17,000,000 shares authorized,
11,036,170 and 11,045,763 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,571	185,165
Accumulated distributions in excess of earnings	(39,527)	(33,365)
Cost of treasury shares, 1,229,253 and 337,308 Class A common shares, respectively	(9,058)	(2,584)
TOTAL SHAREHOLDERS' EQUITY	137,204	149,433
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$335,446	$343,757

See Notes to Consolidated Financial Statements.

~1~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
 (unaudited)
 (in thousands, except per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Rental income from operating leases	$8,142	$7,504	$15,628	$14,396
Earned income from direct financing leases	60	61	120	120
Real estate fee income	115	160	285	854
Real estate fee income - related party	1,311	349	2,743	1,062
Construction revenues	698	695	1,130	792
Construction revenues - related party	1,650	219	2,554	1,095
Securities commission income - related party	424	1,484	949	2,477
Asset management fee income - related party	377	312	753	596
Total revenues	12,777	10,784	24,162	21,392

Expenses:
General and administrative	2,288	1,818	4,706	3,976
Property expense	2,456	2,006	4,425	3,731
Construction costs	2,221	868	3,342	1,729
Legal and professional	432	470	876	763
Real estate commissions	5	26	42	447
Securities commissions	355	1,245	840	2,074
Depreciation and amortization	2,606	1,925	4,505	3,834
Total expenses	10,363	8,358	18,736	16,554

Operating income	2,414	2,426	5,426	4,838

Other income (expense):
Interest and other income - related party	229	250	503	500
Loss from merchant development funds and other affiliates	(246)	(15)	(389)	(27)
Income tax benefit for taxable REIT subsidiary	200	224	276	374
Interest expense	(2,371)	(2,086)	(4,802)	(4,176)

Income before discontinued operations	226	799	1,014	1,509

Income (loss) from discontinued operations, net of taxes	(891)	302	(682)	595
Income (loss) from discontinued operations	(891)	302	(682)	595

Net income (loss)	(665)	1,101	332	2,104

Distributions paid to class B, C and D shareholders	(2,504)	(2,711)	(5,002)	(5,416)

Net loss available to class A shareholders	$(3,169)	$(1,610)	$(4,670)	$(3,312)

Net loss per class A common share - basic and diluted
Loss before discontinued operations	$(0.39)	$(0.30)	$(0.67)	$(0.61)
Income (loss) from discontinued operations	$(0.15)	$0.05	$(0.11)	$0.09
Net loss	$(0.54)	$(0.25)	$(0.78)	$(0.52)

Weighted average class A common shares used to
compute net loss per share, basic and diluted	5,775	6,411	5,995	6,366

See Notes to Consolidated Financial Statements.

~2~

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
 (in thousands, except share data)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$332	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	(2,739)	-
Proceeds from sales of real estate acquired for resale	-	1,399
Impairment charge	1,332
Tenant receivable write-off	648	-
Loss from merchant development funds and other affiliates	390	27
Cash receipts related to deferred related party fees	(323)	-
Depreciation and amortization	3,791	3,865
Amortization of deferred compensation	224	353
Minority interest in income of consolidated joint ventures	227	74
Distributions from merchant development funds and other affiliates	19	234
Decrease in tenant receivables	266	356
Decrease in accounts receivable	(319)	325
(Increase) decrease in accounts receivable - related party	1,442	(122)
Cash receipts from direct financing leases more than income recognized	102	23
Increase in other assets	(831)	(1,116)
Decrease in accounts payable and other liabilities	(1,617)	(3,856)
Decrease in accounts payable- related party	(269)	-
Increase in security deposits	31	11
Net cash provided by operating activities	2,706	3,677

Cash flows from investing activities:
Improvements to real estate	(758)	(1,602)
Acquisition of investment properties	-	(9,558)
Loans to affiliates	(4,108)	(2,444)
Payments from affiliates	5,157	5,772
Investment in receivable	(1,711)	-
Additions to furniture, fixtures and equipment	(91)	(40)
Proceeds from sale of investment in other affiliates to related party	9,068	-
Investment in merchant development funds and other affiliates	(5,490)	(1,001)
Distributions from merchant development funds and other affiliates	130	110
Increase in preacquisition costs	89	14
Net cash provided by (used in) investing activities	2,286	(8,749)

Cash flows from financing activities:
Proceeds from notes payable	31,462	59,994
Payments of notes payable	(24,588)	(46,785)
Increase in deferred costs	(18)	(264)
Purchase of treasury shares	(6,172)	(15)
Issuance of common shares	81	-
Retirement of common shares	(3,229)	(2,953)
Issuance costs	(34)	(6)
Common dividends paid	(3,431)	(3,909)
Distributions to minority interests	(79)	(49)
Net cash provided by (used in) financing activities	(6,008)	6,013

Net increase (decrease) in cash and cash equivalents	(1,016)	941
Cash and cash equivalents, beginning of period	1,221	3,415
Cash and cash equivalents, end of period	$205	$4,356

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$5,409	$4,728
Income taxes	380	341

Supplemental schedule of noncash investing and and financing activities

During 2008 and 2007, 0 and 41,000 class B common shares, respectively were converted to class A common shares.  Additionally, during 2008 and 2007, we issued class C common and D common shares with a value of $3.1 million satisfaction of dividends through the dividend reinvestment program.

 In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements.  The restricted shares vest over a four and three year period, respectively. We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.

See Notes to Consolidated Financial Statements.

~3~

 AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2008
 (unaudited)
 (in thousands)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total
Balance at December 31, 2007	$217	$185,165	$(33,365)	$(2,584)	$149,433

Net income	-	-	332	-	332
Deferred compensation issuance of restricted shares, Class A		302	-	(302)	-
Issuance of common shares, Class A	-	47	-	-	47
Repurchase of common shares, Class A	-	-	-	(6,172)	(6,172)
Amortization of deferred compensation	-	224	-	-	224
Issuance of common shares, Class C	2	857	-	-	859
Retirement of common shares, Class C	(1)	(808)	-	-	(809)
Issuance of common shares, Class D	2	2,202	-	-	2,204
Retirement of common shares, Class D	(2)	(2,418)	-	-	(2,420)
Distributions	-	-	(6,494)	-	(6,494)
Balance at June 30, 2008	$218	$185,571	$(39,527)	$(9,058)	$137,204

See Notes to Consolidated Financial Statements.

~4~

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

We seek to create value and drive net operating income (“NOI”) growth on the properties owned in our institutional-grade portfolio of Irreplaceable Corners™ and those owned by a series of closed-end, merchant development funds. We also seek to support an advisory business that raises capital through an extensive independent broker-dealer channel as well as through institutional joint venture partners.

Our direct predecessor, American Asset Advisers Trust, Inc. (“ATI”), was formed as a Maryland corporation in 1993. Prior to 1998, ATI was externally advised by American Asset Advisors Corp. which was formed in 1985.  In June 1998, ATI merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.

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

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured.  During the six months ended June 30, 2008 and 2007, we recognized $0 and $153,000, respectively, in lease termination fees, which are included in rental income from operating leases.  The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

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

Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet. As of June 30, 2008, $75,000 of unbilled receivables has been included in “Accounts receivable” and $3,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” As of December 31, 2007, $4,000 of unbilled receivables has been included in “Accounts receivable” and $85,000 of unbilled receivables due from related parties has been included in “Accounts receivable – related party.” We had advance billings of $6,000 as of June 30, 2008 and December 31, 2007.

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

~5~

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.  We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable.  During the six months ended June 30, 2008 and 2007 we capitalized $29,000 and $162,000, respectively, in interest on properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”).  Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values.  Identifiable intangibles include amounts allocated to acquire out-of-market leases, the value of in-place leases and customer relationship value, if any.  We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.  Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions.  Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses.  Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.  Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

Depreciation — Depreciation is computed using the straight-line method over an estimated composite useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2008 we owned 29 properties with a carrying value of $32.9 million that were classified as real estate held for sale. As of December 31, 2007 we owned 19 properties with a carrying value of $22.4 million that were classified as real estate held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our operations. The operations and gains on sales reported in discontinued operations represent those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations, effective on the date the decision to sell is made.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. An impairment charge of $1.3 million was recognized for the six months ended June 30, 2008 related to four properties that represent non-core real estate assets.  We are holding these assets for sale as of June 30, 2008, one of which was sold in July 2008.  No impairment charges were recognized for the six months ended June 30, 2007.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $600,000 and $157,000, respectively, related to our tenant receivables. During the second quarter of 2008, we increased the allowance by $470,000 in bad debts associated primarily with a couple of major tenants, one of which declared bankruptcy during the second quarter and another which vacated their space during the second quarter.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of June 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $411,000 and $264,000, respectively, related to our accounts receivable.  During the second quarter of 2008, we increased the allowance by $178,000 in bad debts associated with two construction projects.

Also included in accounts receivable as of June 30, 2008 is a $1.8 million receivable from the City of Pearland, Texas.  We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch shopping center by our affiliated funds in February 2008.  The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would otherwise earn in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we step in and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (5.00% at June 30, 2008) and are due upon demand.

~6~

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization.  Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of June 30, 2008 and December 31, 2007 totaled $793,000 and $627,000, respectively. Accumulated amortization related to deferred leasing costs as of June 30, 2008 and December 31, 2007 totaled $550,000 and $450,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years.  We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards.  The following table presents restricted share activity during the six months ended June 30, 2008.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	410,830	$7.67
Granted	-	-
Vested	(52,588)	7.73
Forfeited	(39,829)	7.90
End of period	318,413	7.63

There were no restricted shares issued during the six months ended June 30, 2008. During the six months ended June 30, 2007 the weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan was $8.51 per share.  The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $407,000 and $390,000 respectively.  Total compensation cost recognized related to restricted shares during the six months ended June 30, 2008 and 2007 was $224,000 and $353,000, respectively.  As of June 30, 2008, total unrecognized compensation cost related to restricted shares was $2.4 million, and the weighted average period over which we expect this cost to be recognized is 3.56 years.

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

Share Options - We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding.  As of June 30, 2008 and December 31, 2007, none of these options have been granted.

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

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.  Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax.  We have recorded a margin tax provision of $145,000 and $124,000 for the Texas Margin Tax for the six months ended June 30, 2008 and 2007, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the class C and class D common shares which represent 23.0 million and 20.4 million potential common shares for the three months ended June 30, 2008 and 2007, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A share for the six months ended June 30, as indicated:

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Loss to class A common shareholders*	$3,169	$1,610	$4,670	$3,312
Weighted average class A common shares outstanding*	5,775	6,411	5,995	6,366
Basic and diluted loss per share	(0.54)	(0.25)	(0.78)	(0.52)

                       * In thousands

~7~

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable, and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit has market-based terms, including a variable interest rate. Accordingly, the carrying value of the line of credit is representative of its fair value.

As of June 30, 2008, the carrying value of our debt obligations associated with assets held for investment was $175.6 million, $137.6 million of which represented fixed rate obligations with an estimated fair value of $139.3 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with an estimated fair value of $139.1 million.

As of June 30, 2008, the carrying value of our debt obligations associated with assets held for sale was $12.6 million, all of which represented fixed rate obligations with an estimated fair value of $13.3 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.8 million, all of which represented fixed rate obligations with an estimated fair value of $13.6 million.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

As of June 30, 2008, we are an investor in, and the primary beneficiary of, one entity that qualifies as a variable interest entity pursuant to FIN 46R. This entity was established to develop, own, manage, and hold property for investment and comprises $6.1 million of our total consolidated assets at period end. This entity, which we hold a 50% interest in, had no debt outstanding at period end and had revenues of $250,000 for the six months ended June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We currently capitalize acquisition costs as part of the basis of the asset acquired.  Upon effectiveness of  SFAS No. 141R we will expense acquisition costs as incurred.

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

DISCONTINUED OPERATIONS

The following is a summary of our discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands, except for per share data):

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Rental revenue	$428	$273	$686	$487
Earned income from direct financing leases	443	447	887	895
Total revenues	871	720	1,573	1,382

Property expense	29	33	125	30
Other general and administrative	(6)	13	(1)	14
Federal income tax expense (benefit)	(171)	9	(157)	19
Legal and professional	18	12	44	16
Depreciation and amortization	35	43	67	78
Minority interest	198	34	229	75
Impairment charge	1,332	-	1,332	-
Interest expense	327	274	616	555
Total expenses	1,762	418	2,255	787
Income (loss) from discontinued operations	(891)	302	(682)	595
Basic and diluted income from discontinued operations
per class A common share	$(0.15)	$0.05	$(0.11)	$0.09

Included in discontinued operations is the operating activity related to 29 of our properties that are held for sale.  Our AAA CTL portfolio comprises of 17 of these properties.  These 17 properties were treated as investments in direct financing leases for financial reporting purposes.  See Note 3 for further discussion of AAA CTL.

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

~8~

3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS AND OTHER AFFILIATES

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”).  AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties.  We have consolidated AAA in our financial statements.  Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner.  Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the limited partnership agreement of AAA.

During the third quarter of 2007, we decided to market the AAA assets for sale.  Accordingly, they have been reflected as assets held for sale in the accompanying balance sheet and statement of operations.

Merchant Development Funds
As of June 30, 2008, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%.  See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of June 30, 2008, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

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

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) — AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV.  MIG IV began raising money in November 2006. The offering was closed March 2008, and the capital raised was approximately $50 million.  Our $800,000 investment represents a 1.6% limited partner interest in MIG IV.  Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV.  Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2013) will be allocated to the limited partners, and to the general partner (MIGC IV) as, if and when the annual return thresholds have been achieved by the limited partners.

REITPlus, Inc. (“REITPlus”) — In November 2007, a registration statement relating to REITPlus, Inc., a $550 million non-traded REIT offering that is advised by one of our wholly-owned subsidiaries, was declared effective by the SEC, allowing REITPlus to begin offering its common stock through our securities operation’s broker-dealer network. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf.  On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder.  Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP.  We expect our limited partnership interest at completion of the offering to be less than 1%.

Our wholly-owned subsidiary serves as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive or are deemed to have received,  their invested capital plus a 7% preferred return.  In our capacity as the parent company of the advisor to REITPlus, we have paid organization and offering costs of $1.6 million on its behalf. We have recorded these costs as a receivable in the accompanying financial statements.  Such costs will be reimbursed to us subject to limitations on reimbursements set forth in the advisory agreement.

~9~

Merchant Development Funds - Financial Information

The following table sets forth certain financial information as of June 30, 2008 for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation) and REITPlus:

					Sharing Ratios(1)
Merchant Development Fund	Capital under Mgmt.	LP Interest	GP Interest	Scheduled Liquidation	LP	GP	LP Preference

AIG	$3 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

REITPlus (2)	$3.8 million	NA	NA	2014	99%	1%	(Note 3)
					85%	15%

(1) Illustrating the Sharing Ratios and LP Preference provisions using AIG as an example, the LPs share in 99% of the cash distributions until they receive an 8% preferred return.  The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2) REITPlus commenced receiving capital in the second quarter of 2008.

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

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV.  Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. At June 30, 2008, we hold a remaining 10% interest in Woodlake Square which will be purchased at its carrying value by REITPlus once REITPlus has the capital required to make such acquisition.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. At June 30, 2008, we hold a 10% interest in Borders Shopping Center which will be purchased at its carrying value by REITPlus once REITPlus has the capital required to make such acquisition.

AmREIT SPF Shadow Creek, L.P. - In the first quarter of 2008, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, for a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. During the second quarter of 2008, we sold 76% (7.6%) of our interest in Shadow Creek Ranch to REITPlus. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss. At June 30, 2008, we hold a 2.4% interest in Shadow Creek which will be purchased at its carrying value by REITPlus once REITPlus has the capital required to make such acquisition.

~10~

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $1.6 million and $1.3 million during the six months ended June 30, 2008 and June 30, 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $175,000 and $203,000 during the six months ended June 30, 2008 and June 30, 2007, respectively.

In-place and above-market lease amounts and their respective accumulated amortization at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008		December 31, 2007
	In-Place leases	Above-market leases	In-Place leases	Above-market leases
Cost	$18,210	$2,025	$19,052	$2,025
Accumulated amortization	(7,763)	(1,246)	(6,910)	(1,071)
Intangible lease cost, net	$10,447	$779	$12,142	$954

Acquired lease intangible liabilities (below-market leases) of $2.4 million and $3.4 as of June 30, 2008 and December 31, 2007, respectively, are net of previously accreted minimum rent of $1.7 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income, was $1.0 million and $244,000 during the six months ended June 30, 2008 and June 30, 2007, respectively.

5. NOTES PAYABLE

Our outstanding debt at June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Notes Payable, Held for Investment
Fixed rate mortgage loans	$137,580	$138,121
Variable-rate unsecured line of credit	37,976	30,439
Total	$175,556	$168,560
Notes Payable, Held for Sale Fixed rate mortgage loans	$12,570	$12,811
Total	$12,570	$12,811

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms and conditions substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions.  For the quarter ended June 30, 2008, we violated two covenants per the terms of the credit facility.  Our lender has waived both events of non-compliance as of June 30, 2008.  Given the nature of these covenants, we expect we will be out of compliance for the remainder of the year, and that our lender will grant us waivers for those events of non-compliance although no assurance can be given that these waivers will be granted.   We were in compliance with all other covenants as of June 30, 2008.   The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of June 30, 2008, the interest rate was LIBOR plus 1.00%. As of June 30, 2008, there was a balance outstanding of $38.0 million under our credit facility. We have approximately $30 million available under our credit facility, subject to the covenants above.  We have $1.0 million in letters of credit outstanding related to various properties.  These letters of credit reduce our availability under our credit facility.

As of June 30, 2008, the weighted average interest rate on our fixed-rate debt was 5.78%, and the weighted average remaining life of such debt was 6.24 years.  We added no fixed-rate debt during the six months ended June 30, 2008.  We added fixed-rate debt of $19.9 million during 2007.

As of June 30, 2008, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

	Associated with Assets			Associated with Assets
	Held for Investment			Held for Sale
Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2008	$437	13,410	13,847	$238	-	238
2009	38,894	-	38,894	530	-	530
2010	982	-	982	573	-	573
2011	987	3,075	4,062	620	-	620
2012	979	25,353	26,332	328	10,281	10,609
Thereafter	2,019	88,900	90,919	-	-	-
Unamortized debt premiums	-	520	520	-	-	-
Total	$44,298	$131,258	$175,556	$2,289	$10,281	$12,570

~11~

6. CONCENTRATIONS

As of June 30, 2008, one property individually accounted for more than 10% of our consolidated total assets – Uptown Park in Houston, Texas, which accounted for 15% of total assets. Consistent with our strategy of investing in areas that we know well, 17 of our properties are located in the Houston metropolitan area. These Houston properties represent 66% of our base rental income for the six months ended June 30, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants for the periods ended June 30 2008 and 2007 ($ in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Tenant	2008	2007	2008	2007
IHOP Corporation*	$618	$562	$1,117	$1,124
Kroger	529	529	1,058	1,058
Grotto	289	148	465	336
CVS	231	218	461	437
Hard Rock Cafe	111	110	221	219
TGI Fridays	109	105	217	201
Champps Americana	106	102	211	205
Golden Corral	105	91	203	182
Linens 'N Things	101	101	201	201
Paesanos	89	89	178	180
	$2,288	$2,055	$4,332	$4,143

* A significant portion of IHOP Corporation revenues are related to our AAA assets which are qualified as held for sale as described in Note 3.  The activity related to these assets held for sale is reflected as “Earned Income from DFL” in the Discontinued Operations section of Note 1.

7.  SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — Our class A common shares are listed on the American Stock Exchange (“AMEX”) and traded under the symbol “AMY.” As of June 30, 2008, there were 5,405,236 of our class A common shares outstanding, net of 1,229,253 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class B Common Shares — As of June 30, 2008 none of the class B common shares were outstanding. In December 2007, we completed a tender offer for approximately 48% of our class B common shares in which we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million. We redeemed the remaining 1 million outstanding shares during December 2007 at $10.18 per share for $10.4 million in cash.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. As of June 30, 2008, there were 4,149,094 of our class C common shares outstanding. The class C common shares have voting rights, together with all classes of common shares, as one class of shares. The class C common shares were issued at $10.00 per share. The class C common shares receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option.  The class C common shares are convertible beginning in August 2010.  We have the right to force conversion of the class C common shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option.  Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. As of June 30, 2008, there were 11,036,170 of our class D common shares outstanding. The class D common shares have voting rights, together with all classes of common shares, as one class of shares. The class D common shares were issued at $10.00 per share. The class D common shares receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011.  We have the right to force conversion of the class D common shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.

Minority Interest — Minority interest represents a third party interest in entities that we consolidate as a result of our controlling financial interest in such investees.  The minority interest is attributable to a third party interest in AAA (which is held for sale as of June 30, 2008 as discussed in Note 3.)

Share Repurchase Program
In June 2007, our Board of Trust Managers authorized a $5.0 million common share repurchase program as part of our ongoing investment strategy, allowing us to purchase our common shares of beneficial interest. In May of 2008, the Board of Trust Managers extended our common share repurchase program by an additional $5.0 million for a maximum buyback amount of $10 million. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.

Repurchases of our common shares of beneficial interest for the six months ended June 30, 2008 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707
April 1, 2008 to June 30, 2008	695,800	$7.28	695,800	$2,560,990

~12~

8.      RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, asset management, property management, financing, coordination, real estate disposition, construction and construction management services to our merchant development funds and other affiliates.  The companies that serve as the general partner for the funds are wholly-owned by us. Real estate fee income of $2.7 million and $1.1 million was paid by our merchant development funds and other affiliates to us for the six months ended June 30, 2008 and 2007, respectively. Additionally, construction revenues of $2.6 million and $1.1 million were earned from the merchant development funds during the six months ended June 30, 2008 and 2007, respectively. We earn asset management fees from the funds for facilitating the deployment of capital and for performing other management oversight services.  Asset management fees of $753,000 and $596,000 were paid by the funds to us for the six months ended June 30, 2008 and 2007, respectively.  Additionally, during the six months ended June 30, 2008 and 2007 we were reimbursed by the merchant development funds $422,000 and $294,000, respectively, for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

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

 9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant with whom we have an executed long-term lease.

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

10. COMMITMENTS

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the six months ended June 30, 2008 and 2007 was $198,000 and $133,000, respectively.

Additionally, we have committed $713,000 of nonrefundable earnest money on a contract for the acquisition of receivables that would be funded by a tax municipality from its issuance of public bonds.

11. SUBSEQUENT EVENTS

On July 10, 2008 we sold one of our non-core single tenant assets that is classified as held for sale as of June 30, 2008.  The sales price was equal to the property’s carrying value on the date of sale.

12. OPERATING SEGMENTS

The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 51 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Our consolidated assets are substantially all in this segment. Additionally, substantially all of the increase in total assets during the three months ended June 30, 2008 occurred within the portfolio segment.

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

~13~

			Asset Advisory
For the three months ended June 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$8,202	$-	$-	$-	$8,202
Real estate fee income		1,395	31	-	1,426
Construction revenues	-	2,348	-	-	2,348
Securities commission income	-	-	424	-	424
Asset management fee income	-	-	-	377	377
Total revenue	8,202	3,743	455	377	12,777

General and administrative	453	1,387	420	28	2,288
Property expense	2,464	(8)		-	2,456
Construction costs	-	2,221	-	-	2,221
Legal and professional	342	50	40		432
Real estate commissions	-	5	-	-	5
Securities commissions	-	21	334	-	355
Depreciation and amortization	2,606	-	-	-	2,606
Total expenses	5,865	3,676	794	28	10,363

Interest expense	(2,144)	54	(95)	(186)	(2,371)
Other income/ (expense)	13	82	183	(95)	183

Income (loss) from discontinued operations	135	(1,026)	-	-	(891)
Net income (loss)	$341	$(823)	$(251)	$68	$(665)

~14~

				Asset Advisory
For the three months ended June 30, 2007 (in thousands)		Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income		$7,565	$-	$-	$-	$7,565
Real estate fee income		-	509	-	-	509
Construction revenues		-	914	-	-	914
Securities commission income		-	-	1,484	-	1,484
Asset management fee income		-	-	-	312	312
	Total revenue	7,565	1,423	1,484	312	10,784

General and administrative		197	1,235	361	25	1,818
Property expense		1,970	36		-	2,006
Construction costs		-	868	-	-	868
Legal and professional		337	83	50	-	470
Real estate commissions		-	26	-	-	26
Securities commissions		-	-	1,245	-	1,245
Depreciation and amortization		1,925	-	-	-	1,925
	Total expenses	4,429	2,248	1,656	25	8,358

Interest expense		(1,939)	(139)	(8)		(2,086)
Other income/ (expense)		20	463	(21)	(3)	459

Income (loss) from discontinued operations		291	11	-	-	302
	Net income (loss)	$1,508	$(490)	$(201)	$284	$1,101

~15~

			Asset Advisory
For the six months ended June 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$15,748	$-	$-	$-	$15,748
Real estate fee income		2,928	100	-	3,028
Construction revenues	-	3,684	-	-	3,684
Securities commission income	-	-	949	-	949
Asset management fee income	-	-	-	753	753
Total revenue	15,748	6,612	1,049	753	24,162

General and administrative	761	2,952	926	67	4,706
Property expense	4,414	11		-	4,425
Construction costs	-	3,342	-	-	3,342
Legal and professional	662	86	128		876
Real estate commissions	-	42	-	-	42
Securities commissions	-	23	817	-	840
Depreciation and amortization	4,505	-	-	-	4,505
Total expenses	10,342	6,456	1,871	67	18,736

Interest expense	(4,297)	27	(240)	(292)	(4,802)
Other income/ (expense)	233	26	354	(223)	390

Income (loss) from discontinued operations	325	(1,007)	-	-	(682)
Net income (loss)	$1,667	$(798)	$(708)	$171	$332

~16~

			Asset Advisory
For the six months ended June 30, 2007 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$14,516	$-	$-	$-	$14,516
Real estate fee income	-	1,916	-	-	1,916
Construction revenues	-	1,887	-	-	1,887
Securities commission income	-	-	2,477	-	2,477
Asset management fee income	-	-	-	596	596
Total revenue	14,516	3,803	2,477	596	21,392

General and administrative	590	2,449	850	87	3,976
Property expense	3,658	73		-	3,731
Construction costs	-	1,729	-	-	1,729
Legal and professional	571	130	62	-	763
Real estate commissions	-	447	-	-	447
Securities commissions	-	-	2,074	-	2,074
Depreciation and amortization	3,834	-	-	-	3,834
Total expenses	8,653	4,828	2,986	87	16,554

Interest expense	(3,901)	(264)	(11)		(4,176)
Other income/ (expense)	271	585	96	(105)	847

Income (loss) from discontinued operations	583	12	-	-	595
Net income (loss)	$2,816	$(692)	$(424)	$404	$2,104

~17~

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

When we listed on the AMEX in July 2002, our total assets had a book value of $48 million and equity under management within our advisory business totaled $15 million.  As of June 30, 2008:
•	We owned a real estate portfolio consisting of 51 properties located in 15 states that had a net book value of $336 million;
•	We directly managed, through our five actively managed merchant development funds, a total of $168 million in contributed capital; and
•	We had over 1.4 million square feet of retail centers in various stages of development, re-development or in the pipeline for both our advisory business and for third parties.

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

As of June 30, 2008, we owned a real estate portfolio consisting of 51 properties located in 15 states.  A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value.  We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes:  high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), a location on the hard corner of an intersection guided by a traffic signal, ideal average household income in the surrounding community in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day).  We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation.   Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land.  We take a very hands-on approach to ownership, and directly manage the operations and leasing at all of our wholly owned properties.

We expect that single-tenant, credit leased properties will continue to experience cap rate pressure during 2008 due to the low interest rate environment and increased buyer demand.  Therefore, we will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners.   Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies.  Therefore, there can be no assurance that we will ultimately purchase any or all of these projects.  Our acquisitions program is sensitive to changes in interest rates.  As of June 30, 2008, 78% of our outstanding debt had a long-term fixed interest rate with an average term of 6.2 years.  Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets ratio less than 55%.

Advisory Business
The primary goal of our advisory business is to grow assets under management, primarily through the Independent Broker-dealer Network (“IBD”) and through institutional joint venture relationships.  Through these assets under management, we are able to generate current recurring fee income, long term profit participation, and transactional revenues for real estate services provided such as acquisition, development and leasing.  We break this business down into two components, our securities operations and our merchant development funds. In an effort to vertically integrate our business model and better control the inflows of capital into our advisory business, we have a wholly- owned Financial Industry Regulatory Agency (FINRA) registered broker-dealer, AmREIT Securities Company (“ASC”).  For the past 24 years, we have been raising capital for our merchant development funds and building relationships in the financial planning and broker-dealer community, earning fees and sharing in profits from those activities.  Historically, our advisory group has raised capital in two ways:  first, directly for us through non-traded classes of common shares, and second, for our actively managed merchant development funds.

The advisory business invests in and actively manages seven merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and REITPlus, Inc., a non-listed REIT that will acquire properties to be held for an extended period consistent with its intention to qualify as a REIT.  We invest in the limited partnerships we manage as both the general partner and as a limited partner, and in REITPlus we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests.  However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds.  In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, which links our success to that of the investors in our managed funds.

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

~18~

Liquidity and Capital Resources

At June 30, 2008 and December 31, 2007, our cash and cash equivalents totaled $205,000 and $1.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, are as follows (in thousands):

	2008	2007
Operating activities	$2,706	$3,677
Investing activities	$2,286	$(8,749)
Financing activities	$(6,008)	$6,013

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

Cash provided by operating activities as reported in the consolidated statements of cash flows decreased by approximately $971,000 for the six months ended June 30, 2008 period when compared to the comparable prior year period. During the 2008 period, we had a $4.1 million reduction in cash flows from our activities related to real estate that we acquire for resale.  During the 2008 period, we purchased one property for $2.7 million versus the 2007 period wherein we generated $1.4 million in proceeds from the sale of one property.  This reduction in cash flows was partially offset by a $3.2 million increase in working capital cash flows.  This increase in working capital cash flow was driven primarily by a $1.2 million reduction in cash outflows during the six months ended June 30, 2008 period compared to the comparable prior year period related to the timing of our property tax payments.  Additionally, we had a $1.6 million increase in working capital cash flow related to improved collections on our related party receivables during the 2008 period.

Cash provided by investing activities as reported in the consolidated statements of cash flows increased by approximately $11.0 million for the six months ended June 30, 2008 period when compared to the comparable prior year period. This increase is attributable to a $9.6 million decrease in property acquisitions during the six months ended June 30, 2008, coupled with a net increase of $4.6 million in cash flows attributable to our investments in affiliates.  These increases were partially offset by a $1.8 million investment in receivables purchased in conjunction with the acquisition of the Shadow Creek Ranch shopping Center by our affiliated funds as well as an additional $1.7 million in loans made to affiliates as part of our treasury management function.   We made no property acquisitions during the first quarter of 2008.  However, in February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas.  The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood. With respect to investments made in affiliates, we made a $5.0 million investment during the first quarter of 2008 in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner.  Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas.  During 2008, we sold a portion of that investment at cost to one of our affiliates, REITPlus, for $3.9 million.  We expect to sell the remaining $1.1million investment in Shadow Creek Ranch to REITPlus during the third quarter of 2008.  Additionally during 2008, we sold to MIG IV for $5.2 million a 20% interest in Woodlake Square and Westheimer Gessner which we acquired in 2007.  Our $1.8 million investment in the receivable is to be funded by 33% of all sales tax revenues generated by the shopping center.  We have received the first two payments under this arrangement and expect to be fully funded by July 2012.  With respect to loans to affiliates, we have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In most cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.

Additionally, with respect to cash flows used in investing activities, we have committed $713,000 of nonrefundable earnest money on a contract for the acquisition of receivables that would be funded by a tax municipality from their issuance of public bonds.  The acquisition is scheduled to close in the third quarter of 2008.

Cash flows provided by financing activities decreased $12.0 million from $6.0 million during the six months ended June 30, 2007 to $6.0 million in cash used in financing activities during the 2008 period. This decrease was primarily the result of a $6.3 million reduction in net proceeds from notes payable during the 2008 period when compared to the 2007 period.  During 2008, our proceeds from notes payable have been limited to draw downs on our line of credit for the purpose of property investment and working capital needs.  In order to manage our leverage during 2008, we have paid down a net $6.9 million of our notes payable with cash on hand as cash flows provided by operating and investing activities.  This reduction in proceeds was coupled with an increase in treasury share repurchases of $6.2 million pursuant to our approved share repurchase program.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets.  Effective October 2007, we renewed our credit facility on terms which provided us with an increased borrowing base at reduced borrowing costs. All other conditions remained substantially the same as the previous facility.  The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. For the quarter ended June 30, 2008, we violated two covenants per the terms of the credit facility.  Our lender has waived both events of non-compliance as of June 30, 2008.  Given the nature of these covenants, we expect we will be out of compliance for the remainder of the year, and that our lender will grant us waivers for those events of non-compliance although no assurance can be given that these waivers will not be granted.  We were in compliance with all other covenants as of June 30, 2008. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%.  As of June 30, 2008, the interest rate was LIBOR plus 1.00%.  As of June 30, 2008, there was $38.0 million outstanding on the credit facility.  As of June 30, 2008, we have approximately $30.0 million available under our line of credit, subject to the covenant provisions discussed above.  In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.

During the six months ended June 30, 2008, we declared dividends to our shareholders of $6.5 million, compared with $7.0 million in the six months ended June 30, 2007.  The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends.  All dividends are declared on a quarterly basis.  The dividends by class are as follows (in thousands):

		Class A	Class B		Class C	Class D
2008	Second Quarter	$719	$-		$723	$1,781
	First Quarter	$773	$-		$723	$1,775

2007	Fourth Quarter	$785	$1,097	*	$721	$1,783
	Third Quarter	$793	$191		$720	$1,783
	Second Quarter	$796	$192		$726	$1,791
	First Quarter	$785	$194		$725	$1,786

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

In June 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy. Under the terms of the program, we may purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. In May of 2008, the Board of Trust Managers extended our common share repurchase program to a maximum value of $10 million.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.

Repurchases of our common shares of beneficial interest for the six months ended June 30, 2008 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707
April 1, 2008 to June 30, 2008	695,800	$7.28	695,800	$2,560,990

~19~

Results of Operations
Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Revenues
Total revenues increased by $2.0 million, or 18%, for the three months ended June 30, 2008 as compared to the comparable prior year period ($12.8 million in 2008 versus $10.8 million in 2007).  This increase was primarily attributable to an increase in rental income, construction revenues and real estate fees, offset by a decrease in securities commission income.

Rental income increased by $638,000, or 7%, for the three months ended June 30, 2008 compared to the comparable prior year period. The increase was primarily due to an increase in amortization of below market leases due to accelerated amortization related to a tenant that terminated their lease during the quarter.

Construction revenues, which were generated by AmREIT Construction Company (“ACC”), were $2.3 million for the three months ended June 30, 2008, compared to $914,000 for the comparable prior year period.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This increase in revenues is primarily attributable to an increase in related party work.

Real estate fee income increased approximately $917,000, or 180%, for the three months ended June 30, 2008 as compared to the prior year period primarily as a result of an increase in acquisition fees earned on property transactions within our merchant development funds.

Securities commission revenue decreased by $1.1 million, or 71%, for the three months ended June 30, 2008 as compared to the prior year period. This decrease in commission revenue was driven by a decrease in capital-raising activities of our advisory/sponsorship business.  During the second quarter of 2008, we raised $3.8 million in capital for one of our merchant development funds, REITPlus, Inc (“REIT Plus”) as compared to $13.3 million in capital that we raised for AmREIT Monthly Income and Growth Fund IV, LP (MIG IV) during the second quarter of 2007.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses increased by $2.0 million, or 24%, for the three months ended June 30, 2008 as compared to the prior year period. This increase was primarily attributable to increases in general and administrative expense, construction costs and depreciation, which were offset by a decrease in securities commissions.

General and administrative expense increased by $470,000, or 26%, for the three months ended June 30, 2008 as compared to the prior year period. During the 2007 quarter, our general and administrative costs were reduced due to a true up related to the reimbursement by our merchant development funds for certain costs that we incurred in distributing the limited partner units of those funds.

ACC recognized $2.2 million in construction costs during 2008, compared to $868,000 in 2007.  This increase in construction costs is consistent with the increase in revenues described above.

Depreciation expense increased by $681,000, or 35%, for the three months ended June 30, 2008 as compared to the prior year period.  This increase was primarily attributable to accelerated depreciation related to a tenant that terminated their lease during the quarter.

Securities commission expense decreased by $890,000, or 72%, for the three months ended June 30, 2008 as compared to the prior year period. This decrease is attributable to decreased capital-raising activity through ASC during 2008 as discussed in “Revenues” above.

Other
Interest expense increased by $285,000, or 14%, for the three months ended June 30, 2008 as compared to the prior year period.  The increase in interest expense is primarily attributable to draw-downs on our credit facility after the second quarter of 2007 related to the tender of the class B common shares and our investment in Borders, Woodlake Square and Shadow Creek Ranch.

Loss from merchant development funds and other affiliates increased by $231,000, for the three months ended June 30, 2008 as compared to the prior year period.  The increase is mainly due to $97,000 of losses that we recognized related to our 30% limited partner interest in AmREIT Woodlake, LP.

Income (loss) from discontinued operations decreased by $1.2 million for the three months ended June 30, 2008.  The decrease is primarily attributed to $926,000 of impairment charges, net of tax, that were recognized during the quarter.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

Revenues
Total revenues increased by $2.8 million, or 13%, for the six months ended June 30, 2008 as compared to the comparable prior year period ($24.2 million in 2008 versus $21.4 million in 2007).  This increase was primarily attributable to an increase in rental income, construction revenues and real estate fees, offset by a decrease in securities commission income.

Rental income increased by $1.2 million, or 9%, for the six months ended June 30, 2008 compared to the comparable prior year period. The increase was primarily due to an increase in amortization of below market leases due to accelerated amortization related to a tenant that terminated their lease during the quarter.   An increase in occupancy and an increase in tenant reimbursements of taxes, maintenance expenses and insurance also contributed to the increase in rental income.

Construction revenues, which were generated by AmREIT Construction Company (“ACC”), were $3.7 million for the six months ended June 30, 2008, compared to $1.9 million for the comparable prior year period.  Such revenues have been recognized under the percentage-of-completion method of accounting.  This increase in revenues is primarily attributable to an increase in related party work.

Real estate fee income increased approximately $1.1 million, or 58%, for the six months ended June 30, 2008 as compared to the prior year period primarily as a result of an increase in acquisition fees earned on property transactions within our merchant development funds.

Securities commission revenue decreased by $1.5 million, or 62%, in for the six months ended June 30, 2008 as compared to the prior year period. This decrease in commission revenue was driven by a decrease in capital-raising activities of our advisory/sponsorship business.  During the six months ended June 30, 2008, we raised $8.6 million in capital for two of our merchant development funds, REITPlus, Inc (“REIT Plus”) and AmREIT Monthly Income and Growth Fund IV, LP (MIG IV) as compared to $21.9 million in capital that we raised for MIG IV during the six months ended June 30, 2007.  This decrease in commission income was partially offset by a corresponding decrease in commission expense paid to other third party broker-dealer firms. As we raise capital for our affiliated merchant development partnerships, we earn a securities commission of approximately 11% of the money raised. These commission revenues are then offset by commission payments to non-affiliated broker-dealers of between 8% and 9%.

Expenses
Total operating expenses increased by $2.2 million, or 13%, for the six months ended June 30, 2008 as compared to the prior year period. This increase was primarily attributable to increases in construction costs, general and administrative expenses and depreciation, which were offset by a decrease in securities commissions.

ACC recognized $3.3 million in construction costs during 2008, compared to $1.7 million in 2007.  This increase in construction costs is consistent with the increase in revenues described above.

General and administrative expense increased by $730,000, or 18%, for the six months ended June 30, 2008 as compared to the prior year period.  During the 2007 quarter, our general and administrative costs were reduced due to the reimbursement by our merchant development funds for certain costs that we incurred in distributing the limited partner units of those funds.

Depreciation expense increased by $671,000, or 17%, for the six months ended June 30, 2008 as compared to the prior year period.  This increase was primarily attributable to accelerated depreciation related to a tenant that terminated their lease during 2008.

Securities commission expense decreased by $1.2 million, or 60%, in for the six months ended June 30, 2008 as compared to the prior year period. This decrease is attributable to decreased capital-raising activity through ASC during 2008 as discussed in “Revenues” above.

Other
Interest expense increased by $626,000, or 15%, for the six months ended June 30, 2008 as compared to the prior year period.  The increase in interest expense is primarily attributable to draw-downs on our credit facility after the second quarter of 2007 related to the tender of the class B common shares and our investment in Borders, Woodlake Square and Shadow Creek Ranch.

Loss from merchant development funds and other affiliates increased by $362,000, for the six months ended June 30, 2008 as compared to the prior year period.  The increase is mainly due to $193,000 of losses that we recognized related to our 30% limited partner interest in AmREIT Woodlake, LP.

Income (loss) from discontinued operations decreased by $1.3 million, for the six months ended June 30, 2008 as compared to the prior year period.  The decrease is primarily attributed to $926,000 of impairment charges, net of tax, that were recognized during the year.

~20~

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income - before discontinued operations	$226	$799	$1,014	$1,509
Income - from discontinued operations	(891)	302	(682)	595

Plus depreciation of real estate assets - from operations	2,618	1,928	4,531	3,836
Plus depreciation of real estate assets - from discontinued operations	35	43	67	78

Adjustments for nonconsolidated affiliates	270	19	564	36
Less class B, C & D distributions	(2,504)	(2,711)	(5,002)	(5,416)

Total Funds From Operations available to class A shareholders	$(246)	$380	$492	$638

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is provided elsewhere herein and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in AmREIT’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in market risk from the information provided under Item 7A in AmREIT’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.
in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-k for the year ended December 31, 2007, as filed with the SEC, for a full discussion of risk factors which could materially affect our business financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2007, our Board of Trust Managers authorized our common share repurchase program as part of our ongoing investment strategy. Under the terms of the program, we may purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. In May of 2008, the Board of Trust Managers extended our common share repurchase program to a maximum value of $10 million.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.

During the three months ended June 30, 2008, we repurchased common shares of beneficial interest as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Program	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1, 2008 to April 30, 2008	322,600	$7.50	322,600	$199,414
May 1, 2008 to May 31, 2008	10,800	$7.25	10,800	$5,121,116
June 1, 2008 to June 30, 2008	362,400	$7.06	362,400	$2,560,990

(1) A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

AmREIT held its Annual Meeting of Shareholders on June 3, 2008.  For more information on the following proposal, see our proxy statement dated April 17, 2008, the relevant portions of which are incorporated herein by reference.

The shareholders elected each of the five nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

H. Kerr Taylor	9,961,587	2,765,891
Robert S. Cartwright, Jr.	9,959,932	2,767,546
G. Steven Dawson	9,954,968	2,772,510
H.L. Rush, Jr.	9,971,352	2,756,126
Philip Taggart	9,977,515	2,749,963
Total	24,121,328	6,087,747

~21~

Item 5. Other Information.

None.

Item 6. Exhibits.

Ex 3.1 - Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

Ex. 3.2 - By-Laws, dated December 22, 2002  (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

Ex. 3.2.1- Amendment No. 1 to By-laws, dated May 1, 2008 (included as Exhibit 3.1 of the Exhibits to the Company's Current Report on Form 8-K, filed on May 7, 2008, and incorporated herein by reference).

Ex 10.1 Revolving Credit Agreement, dated effective as of October 30, 2007 by and between AmREIT as borrower and Wells Fargo Bank, (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

Ex 31.1 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 8, 2008 (filed herewith).

Ex 31.2 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 8, 2008 (filed herewith).

Ex 32.1 - Chief Executive Officer certification pursuant to 18 U.S.C.  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Ex 32.2 - Chief Financial Officer certification pursuant to 18 U.S.C.  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

~22~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on the 14th of August, 2008 by the undersigned, there unto duly authorized.

AmREIT

/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chied Executive Officer

/s/ Chad C. Braun
Chad C. Braun, Executive Vice President and Chief Financial Officer

~23~

EXHIBIT 31.1

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, H. Kerr Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmREIT;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

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

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trust managers (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	By:	/s/ H. Kerr Taylor, President and Chief Executive Officer

EXHIBIT 31.2

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Chad C. Braun, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AmREIT;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

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

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of trust managers (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 14, 2008	By:	/s/ Chad C. Braun, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmREIT (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, H. Kerr Taylor, Pesident and Chief Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge,:

1.	The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2008	By:	/s/ H. Kerr Taylor, President and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AmREIT (the “Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chad C. Braun, Executive Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	August 14, 2008	By:	/s/ Chad C. Braun, Executive Vice President and Chief Financial Officer