Form 10-Q
period 2008-09-30
AMREIT
filed 2008-11-13
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-31397
AmREIT
(Name of registrant as specified its charter)

TEXAS	76-0410050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 GREENWAY PLAZA, SUITE 1000	77046
HOUSTON, TEXAS	(Zip Code)
(Address of Principal Executive Offices)
713-850-1400
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2008

Class A Common Stock, $0.01 par value	6,634,489 shares
Class C Common Stock, $0.01 par value	4,149,834 shares
Class D Common Stock, $0.01 par value	10,966,118 shares

AmREIT
Form 10-Q
Quarter Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BALANCE SHEET
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$127,582	$130,563
Buildings	135,228	141,045
Tenant improvements	9,662	10,105

	272,472	281,713
Less accumulated depreciation and amortization	(18,570)	(15,626)

	253,902	266,087
Real estate held for sale and investment in direct financing leases held for sale, net	29,213	22,438
Net investment in direct financing leases held for investment	2,066	2,058
Intangible lease cost, net	10,590	13,096
Investment in merchant development funds and other affiliates	5,402	10,514

Net real estate investments	301,173	314,193

Cash and cash equivalents	344	1,221
Tenant receivables, net	3,121	4,398
Accounts receivable, net	2,227	1,251
Accounts receivable — related party	1,612	5,386
Notes receivable — related party	7,045	10,442
Deferred costs	2,262	2,472
Other assets	7,969	4,394

TOTAL ASSETS	$325,753	$343,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$167,829	$168,560
Notes payable, held for sale	12,447	12,811
Accounts payable and other liabilities	7,939	7,699
Below market leases, net	2,273	3,401
Security deposits	710	674

TOTAL LIABILITIES	191,198	193,145

Minority interest	1,233	1,179

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common shares, $.01 par value, 50,000,000 shares authorized, 6,634,489 and 6,626,559 shares issued and outstanding, respectively	66	66
Class C common shares, $.01 par value, 4,400,000 shares authorized, 4,152,970 and 4,143,971 shares issued and outstanding, respectively	42	41
Class D common shares, $.01 par value, 17,000,000 shares authorized, 11,041,185 and 11,045,763 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,737	185,165
Accumulated distributions in excess of earnings	(43,054)	(33,365)
Cost of treasury shares, 1,297,236 and 337,308 Class A common shares, respectively	(9,579)	(2,584)

TOTAL SHAREHOLDERS’ EQUITY	133,322	149,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$325,753	$343,757

See Notes to Consolidated Financial Statements.

STATEMENT OF OPERATIONS
AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:

Rental income from operating leases	$7,414	$7,418	$23,042	$21,814
Earned income from direct financing leases	60	59	180	179
Real estate fee income	101	118	386	972
Real estate fee income — related party	520	1,775	3,165	2,837
Construction management fee income	118	19	364	15
Asset management fee income — related party	377	334	1,130	930

Total revenues	8,590	9,723	28,267	26,747

Expenses:
General and administrative	2,216	1,508	5,651	4,357
Property expense	2,203	1,865	6,623	5,544
Legal and professional	331	362	1,061	1,026
Real estate commissions	49	1	91	448
Depreciation and amortization	1,778	1,984	6,283	5,818

Total expenses	6,577	5,720	19,709	17,193

Operating income	2,013	4,003	8,558	9,554

Other income (expense):
Interest and other income — related party	253	323	743	822
Income (loss) from merchant development funds and other affiliates	(108)	462	(497)	435
Income tax benefit (expense) for taxable REIT subsidiary	378	(301)	434	(83)
Interest expense	(2,333)	(2,189)	(6,895)	(6,354)

Income before discontinued operations	203	2,298	2,343	4,374

(Loss) from discontinued operations, net of taxes	(554)	(293)	(2,362)	(266)

(Loss) from discontinued operations	(554)	(293)	(2,362)	(266)

Net income (loss)	(351)	2,005	(19)	4,108

Distributions paid to class B, C and D shareholders	(2,507)	(2,693)	(7,508)	(8,109)

Net loss available to class A shareholders	$(2,858)	$(688)	$(7,527)	$(4,001)

Net loss per class A common share — basic and diluted
Loss before discontinued operations	$(0.43)	$(0.06)	$(0.89)	$(0.59)
Loss from discontinued operations	$(0.10)	$(0.05)	$(0.41)	$(0.04)

Net loss	$(0.53)	$(0.11)	$(1.30)	$(0.63)

Weighted average class A common shares used to compute net loss per share, basic and diluted	5,383	6,385	5,787	6,373

See Notes to Consolidated Financial Statements.

STATEMENT OF CASH FLOWS
AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(19)	$4,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment in real estate acquired for resale	(2,739)	—
Proceeds from sales of real estate acquired for resale	—	1,399
Gain on sales of real estate acquired for investment	(924)	—
Impairment charge	1,332	—
Tenant receivable write-off	994	—
Restructuring charges	2,298	—
Loss (Income) from merchant development funds and other affiliates	497	(435)
Cash receipts related to deferred related party fees	(371)	607
Depreciation and amortization	5,641	5,861
Amortization of deferred compensation	426	552
Minority interest in income of consolidated joint ventures	281	104
Distributions from merchant development funds and other affiliates	63	246
Decrease in tenant receivables	1,194	296
Decrease (Increase) in accounts receivable	(366)	513
Decrease (Increase) in accounts receivable — related party	1,835	(3,928)
Cash receipts from direct financing leases more than income recognized	156	62
Increase (decrease) in other assets	(2,463)	(455)
Decrease in accounts payable and other liabilities	441	(2,716)
Decrease in accounts payable — related party	(560)	—
Increase in security deposits	36	8

Net cash provided by operating activities	7,752	6,222

Cash flows from investing activities:
Improvements to real estate	(1,184)	(2,780)
Acquisition of investment properties	—	(9,558)
Loans to affiliates	(4,824)	(3,195)
Payments from affiliates	8,221	6,083
Investment in receivable	(1,711)	—
Additions to furniture, fixtures and equipment	(110)	(56)
Proceeds from sale of investment in other affiliates to related party	10,215	—
Investment in merchant development funds and other affiliates	(5,490)	(4,858)
Distributions from merchant development funds and other affiliates	198	179
Proceeds from sale of investment property	3,531	—
Decrease (increase) in preacquisition costs	161	(40)

Net cash provided by (used in) investing activities	9,007	(14,225)

Cash flows from financing activities:
Proceeds from notes payable	41,077	77,686
Payments of notes payable	(41,993)	(54,649)
Increase in deferred costs	(81)	(271)
Purchase of treasury shares	(6,757)	(652)
Issuance of common shares	81	—
Retirement of common shares	(4,713)	(4,795)
Issuance costs	(42)	(8)
Common dividends paid	(5,088)	(5,863)
Distributions to minority interests	(120)	(75)

Net cash provided by (used in) financing activities	(17,636)	11,373

Net increase (decrease) in cash and cash equivalents	(877)	3,370
Cash and cash equivalents, beginning of period	1,221	3,415

Cash and cash equivalents, end of period	$344	$6,785

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$8,056	$7,078
Income taxes	358	1,054
Supplemental schedule of noncash investing and financing activities
During 2008 and 2007, 0 and 49,000 class B common shares, respectively were converted to class A common shares. Additionally, during 2008 and 2007, we issued class C common and D common shares with a value of $4.6 million in satisfaction of dividends through the dividend reinvestment program.
In 2008, we issued 10,000 restricted shares to trust managers as part of their compensation arrangements. The restricted shares vest over a three year period. We recorded $67,000 in deferred compensation related to the issuance of the restricted shares.
In 2008, the Company financed a property sale in the amount of $1.2 million.
In 2007, we issued 131,000 restricted shares to employees and trust managers as part of their compensation arrangements. The restricted shares vest over a four and three year period, respectively. We recorded $1.1 million in deferred compensation related to the issuance of the restricted shares.
See Notes to Consolidated Financial Statements.

STOCKHOLDERS EQUITY
AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(in thousands)
(unaudited)

			Accumulated
		Capital in	distributions	Cost of
	Common Shares	excess of	in excess of	treasury
	Amount	par value	earnings	shares	Total
Balance at December 31, 2007	$217	$185,165	$(33,365)	$(2,584)	$149,433

Net (loss)	—	—	(19)	—	(19)
Deferred compensation issuance of restricted shares, Class A	—	237	—	(305)	(68)
Issuance of common shares, Class A	—	47	—	67	114
Repurchase of common shares, Class A	—	—	—	(6,757)	(6,757)
Amortization of deferred compensation	—	426	—	—	426
Issuance of common shares, Class C	2	1,275	—	—	1,277
Retirement of common shares, Class C	(1)	(1,188)	—	—	(1,189)
Issuance of common shares, Class D	4	3,295	—	—	3,299
Retirement of common shares, Class D	(4)	(3,520)	—	—	(3,524)
Distributions	—	—	(9,670)	—	(9,670)

Balance at September 30, 2008	$218	$185,737	$(43,054)	$(9,579)	$133,322

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
We are an established real estate company that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We seek to create value on Irreplaceable Corners™. Our primary objective is to build long-term shareholder value and continue to build and enhance the net asset value (“NAV”) of us and our advised funds.
During the third quarter of 2008, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to reduce the earnings volatility of our business model while also simplifying our capital structure with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:
•	Phase I consisted of business model changes which are designed reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the broker-dealer securities business. Additionally, we suspended the REITPlus, Inc. best efforts equity offering. Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.3 million in the third quarter of 2008.

•	Phase II will consist of changes which will be designed to simplify our equity capital structure

•	Phase III will consist of growing our portfolio of Irreplaceable Corners once we have accomplished the first two phases of Vision 2010.
Our direct predecessor, American Asset Advisers Trust, Inc. (“ATI”), was formed as a Maryland corporation in 1993. Prior to 1998, ATI was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, ATI merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.
Our class A common shares are traded on the NYSE Euronext Exchange under the symbol “AMY.” Our offices are located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is 713.850.1400 and we maintain an internet site at www.amreit.com.
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
As discussed above, we have exited the general contracting business and the broker-dealer securities business. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying statements of operations. See “Discontinued Operations” below for further detail.
The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the nine months ended September 30, 2008 and 2007, we recognized $100,000 and $179,000, respectively, in lease termination fees, which are included in rental income from operating leases. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.
We have been engaged to provide various real estate services, including development, construction (discontinued operation), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.
REAL ESTATE INVESTMENTS
Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the nine months ended September 30, 2008 and 2007 we capitalized $6,000 and $133,000, respectively, in interest on properties under development.
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
Depreciation — Depreciation is computed using the straight-line method over an estimated composite useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, situations in which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2008 we owned 26 properties with a carrying value of $29.2 million that were classified as real estate held for sale. As of December 31, 2007 we owned 19 properties with a carrying value of $22.4 million that were classified as real estate held for sale.
Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our operations. The operations and gains on sales reported in discontinued operations represent those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations; effective on the date the decision to sell is made.
Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. An impairment charge of $1.3 million was recognized for the nine months ended September 30, 2008 related to four properties that represent non-core real estate assets. We are holding these assets for sale as of September 30, 2008, one of which was sold in July 2008. No impairment charges were recognized for the nine months ended September 30, 2007.
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $947,000 and $157,000, respectively, related to our tenant receivables. Our bad debts are primarily associated with a small number of major tenants, one of which declared bankruptcy during the second quarter of 2008 and another which vacated their space during the second quarter of 2008.
Accounts receivable — Included in accounts receivable are amounts due from clients of our construction services business and various other receivables. As of September 30, 2008 and December 31, 2007, we had an allowance for uncollectible accounts of $122,000 and $264,000, respectively, related to our accounts receivable. These bad debts are associated with one construction project.
Also included in accounts receivable as of September 30, 2008 is a $1.8 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center.
Notes receivable — related party — Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short-term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would otherwise earn in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in and provide financing on the same terms as the third-party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate (5.00% at September 30, 2008) and are due upon demand.

DISCONTINUED OPERATIONS
During the third quarter of 2008, we exited the general contracting business and the broker-dealer securities business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any properties that we have sold during the reporting periods or that were held for sale as of September 30, 2008. We have 26 properties that were held for sale as of September 30, 2008, 17 of which represent our AAA CTL portfolio. These 17 properties were treated as investments in direct financing leases for financial reporting purposes. See Note 3 for further discussion of AAA CTL.
The following is a summary of our discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except for per share data):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Rental revenue	$269	$253	$955	$740
Earned income from direct financing leases	441	447	1,328	1,342
Real estate fee income	17	—	115	—
Construction revenues	3,242	1,956	6,680	3,847
Securities commission income	344	933	1,293	3,410
Interest and other income	2	39	15	34
Gain on sale of real estate held for investment	924	—	924	—

Total revenues	5,239	3,628	11,310	9,373

Other general and administrative	809	686	2,079	1,821
Property expense	32	73	162	155
Construction costs	2,737	1,792	6,079	3,521
Legal and professional	34	62	224	177
Securities commissions	291	788	1,131	2,862
Depreciation and amortization	14	40	81	118
Restructuring charges	2,298	—	2,298	—
Minority interest	52	28	281	104
Impairment charge	—	—	1,332	—
Interest expense	326	438	1,182	1,004
Federal income tax expense (benefit)	(800)	14	(1,177)	(123)

Total expenses	5,793	3,921	13,672	9,639

(Loss) from discontinued operations	(554)	(293)	(2,362)	(266)
Basic and diluted (loss) from discontinued operations per class A common share	$(0.10)	$(0.05)	$(0.41)	$(0.04)
Restructuring charges — Restructuring charges consists of $1.9 million related to the write-off of organization and offering costs incurred by our securities business on behalf of REITPlus, Inc. and approximately $359,000 relate to the wind down and severance costs related to employees terminated as part of the restructuring. We have expensed and accrued severance costs of $359,000 during the nine months ended September 30, 2008. Of the $359,000 in costs, $66,000 is attributable to our general contracting business (included in our real estate segment) and $293,000 is attributable to our securities operation. In the fourth quarter of 2008, we expect to incur and fund approximately $200,000 of severance costs related to the securities operations. We expect to incur no further severance cost and believe we will be complete with our restructuring by December 31, 2008.

Following is a discussion of significant accounting policies that are applicable to the general contracting and broker-dealer securities businesses that we exited in the third quarter of 2008:
General Contracting — Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to any claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.
Following are the significant assets and liabilities of our general contracting business:

	September 30, 2008	December 31, 2007
Billed receivables
- Third party	$444	$498
- Related party	$752	$1,927
Unbilled receivables
- Third party	$144	$4
- Related party	$62	$(85)
Retention receivables
- Third party	$(40)	$61
- Related party	$302	$527

Accounts payable/accrued liabilities	$1,849	$1,235
Advances billings	$21	$6
Broker-dealer securities business — Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

Following are the significant assets and liabilities of our broker-dealer securities business:

	September 30, 2008	December 31, 2007
Cash	$448	$1,104
Federal income tax receivable	$293	$—
Accounts payable/accrued liabilities	$44	$73
DEFERRED COSTS
Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of September 30, 2008 and December 31, 2007 totaled $877,000 and $627,000, respectively. Accumulated amortization related to deferred leasing costs as of September 30, 2008 and December 31, 2007 totaled $582,000 and $450,000, respectively.
DEFERRED COMPENSATION
Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trust managers and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively-managed merchant development funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team.
Restricted Share Issuances — Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the nine months ended September 30, 2008.

		Weighted Average
	Non-vested	grant
	Shares	date fair value
Beginning of period	410,830	$7.67
Granted	10,000	6.70
Vested	(60,174)	7.72
Forfeited	(40,230)	7.91

End of period	320,426	7.60

The weighted-average grant date fair value of restricted shares issued during the nine months ended September 30, 2008 and 2007 was $6.70 per share and $8.51 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $464,000 and $390,000 respectively. Total compensation cost recognized related to restricted shares during the nine months ended September 30, 2008 and 2007 was $426,000 and $552,000, respectively. As of September 30, 2008, total unrecognized compensation cost related to restricted shares was $2.5 million, and the weighted average period over which we expect this cost to be recognized is 3.65 years.
General Partner Profit Participation Interests — We have assigned up to 45% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the merchant development funds cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the merchant development funds, we recognize expense associated with the assignment of these economic interests as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date. See Note 3 below for a discussion of the potential sale of assets from one our merchant development funds, AAA CTL Notes, Ltd.
Tax-Deferred Retirement Plan (401(k)) — We maintain a defined contribution 401(k) retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our shares are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, with the maximum employee contribution being 4%. None of the employer contribution can be matched in our common shares.
Share Options — We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of September 30, 2008 and December 31, 2007, none of these options have been granted.
INCOME TAXES
We account for federal and state income taxes under the asset and liability method.
Federal — We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided we meet all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to shareholders.
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
State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $208,000 and $174,000 for the Texas Margin Tax for the nine months ended September 30, 2008 and 2007, respectively.
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the class C and class D common shares which represent 23.0 million and 19.7 million potential common shares for the nine months ended September 30, 2008 and 2007, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A common share for the three and nine months ended September 30, as indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Loss to class A common shareholders*	$(2,858)	$(688)	$(7,527)	$(4,001)
Weighted average class A common shares outstanding*	5,383	6,385	5,787	6,373
Basic and diluted loss per share	$(0.53)	$(0.11)	$(1.30)	$(0.63)

*	In thousands
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
As of September 30, 2008, the carrying value of our debt obligations associated with assets held for investment was $167.8 million, $137.3 million of which represented fixed rate obligations with an estimated fair value of $137.9 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for investment was $168.6 million, $138.1 million of which represented fixed rate obligations with an estimated fair value of $139.1 million.
As of September 30, 2008, the carrying value of our debt obligations associated with assets held for sale was $12.4 million, all of which represented fixed rate obligations with an estimated fair value of $13.1 million. As of December 31, 2007, the carrying value of our debt obligations associated with assets held for sale was $12.8 million, all of which represented fixed rate obligations with an estimated fair value of $13.6 million.
CONSOLIDATION OF VARIABLE INTEREST ENTITIES
As of September 30, 2008, we are an investor in, and the primary beneficiary of, one entity that qualifies as a variable interest entity pursuant to FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities. This entity was established to develop, own, manage, and hold property for investment and comprises $6.2 million of our total consolidated assets at period end. This entity, in which we hold a 50% interest, had no debt outstanding at September 30, 2008 and had revenues of $377,000 for the nine months ended September 30, 2008.
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
Merchant Development Funds
As of September 30, 2008, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 15.4%. See Note 8 regarding transactions we have entered into with our merchant development funds.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of September 30, 2008, AOF has an interest in one property. As the general partner, AOC receives a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.
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
AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation (expected in 2012) will be allocated to the limited partners, and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.
AmREIT Monthly Income & Growth Fund IV (“MIG IV”) — AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006. The offering was closed in March 2008, and the capital raised was approximately $50 million. Our $800,000 investment represents a 1.6% limited partner interest in MIG IV. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation (expected in 2013) will be allocated to the limited partners, and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.
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

A wholly owned subsidiary of AmREIT serves as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive or are deemed to have received, their invested capital plus a 7% preferred return. In our capacity as the parent company of the advisor to REITPlus, we have paid organization and offering costs of $1.9 million on its behalf. We have recorded these costs as a receivable in the accompanying financial statements. In October 2008, the REITPlus offering was suspended, and capital-raising ceased. As a result, we believe that this receivable is uncollectible and have therefore expensed it as part of the restructuring charge during the quarter ended September 30, 2008.
Merchant Development Funds — Financial Information
The following table sets forth certain financial information as of September 30, 2008 for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation) and REITPlus:

					Sharing Ratios(1)
Merchant	Capital
Development	under	LP	GP	Scheduled			LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference

AIG	$3 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

REITPlus (2)	$6.9 million	NA	NA	2014	99%	1%	(Note 3)
					85%	15%

(1)	Using AIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2)	REITPlus suspended its offering during October 2008.

(3)	We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchased shares in the public offering. For a description of our subsidiary’s promoted interest in REITPlus, please see the second paragraph under “REITPlus, Inc.” above in the Section 3.

Other Affiliates
Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities.
AmREIT Woodlake, L.P. — In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. At September 30, 2008, we hold a remaining 10% interest in Woodlake Square.
AmREIT Westheimer Gessner, L.P. — In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. At September 30, 2008, we hold a 10% interest in Borders Shopping Center.
AmREIT SPF Shadow Creek, L.P. — In the first quarter of 2008, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, for a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. During the third quarter of 2008, we sold our remaining interest in Shadow Creek Ranch to REITPlus. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss.
4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and above-market leases. These assets are amortized over the leases’ remaining terms. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $2.2 million and $2.0 million during the nine months ended September 30, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $482,000 and $293,000 during the nine months ended September 30, 2008 and 2007, respectively.
In-place and above-market lease amounts and their respective accumulated amortization at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008		December 31, 2007
		Above-market	In-Place	Above-market
	In-Place leases	leases	leases	leases
Cost	$18,121	$2,024	$19,052	$2,025
Accumulated amortization	(8,224)	(1,331)	(6,910)	(1,071)

Intangible lease cost, net	$9,897	$693	$12,142	$954

Acquired lease intangible liabilities (below-market leases) of $2.3 million and $3.4 million as of September 30, 2008 and December 31, 2007, respectively, are net of previously accreted minimum rent of $1.8 million and $1.6 million at September 30, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining terms. The accretion of below-market leases, which was recorded as an increase to rental income, was $1.3 million and $423,000 during the nine months ended September 30, 2008 and 2007, respectively.

5. NOTES PAYABLE
Our outstanding debt at September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Notes Payable, Held for Investment

Fixed rate mortgage loans	$137,305	$138,121
Variable-rate unsecured line of credit	27,880	30,439
Variable-rate mortgage loans	2,644	—

Total	$167,829	$168,560

Notes Payable, Held for Sale
Fixed rate mortgage loans	$12,447	$12,811

Total	$12,447	$12,811

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%. As of September 30, 2008, the interest rate was LIBOR plus 1.00% and the balance outstanding on the facility was $27.9 million.. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility. For the quarter ended September 30, 2008, we violated three of the credit facility’s financial covenants which have not been waived by our lender. As a result, the debt outstanding under the credit facility is due on demand by our lender. The lender has not called the loan and has provided us with a modified loan agreement which includes more restrictive financial covenants and which reduces the overall commitment to $35 million. We are currently negotiating this modified agreement with our lender and expect to have it in place by the end of November 2008. If we are unable to come to acceptable terms with our lender, we believe that we will be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties currently held for sale as of September 30, 2008, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable. As of September 30, 2008, our availability under the credit facility was approximately $7.1 million based on a $35 million commitment.
As of September 30, 2008, the weighted average interest rate on our fixed-rate debt was 5.78%, and the weighted average remaining life of such debt was 5.99 years. We added no fixed-rate debt during the nine months ended September 30, 2008. We added variable-rate debt of $2.6 million during the nine months ended September 30, 2008. We added fixed-rate debt of $19.9 million during the nine months ended 2007.

As of September 30, 2008, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

	Associated with Assets			Associated with Assets
	Held for Investment			Held for Sale
	Scheduled			Scheduled
Scheduled Payments by	Principal	Term-Loan		Principal	Term-Loan
Year	Payments	Maturities	Total Payments	Payments	Maturities	Total Payments
2008	$221	$13,410	$13,631	$115	$—	$115
2009	28,798	2,644	31,442	530	—	530
2010	982	—	982	573	—	573
2011	987	3,075	4,062	620	—	620
2012	979	25,353	26,332	328	10,281	10,609
Thereafter	2,019	88,901	90,920	—	—	—
Unamortized debt premiums	—	460	460	—	—	—

Total	$33,986	$133,843	$167,829	$2,166	$10,281	$12,447

6. CONCENTRATIONS
As of September 30, 2008, Uptown Park in Houston, TX accounted for approximately 15% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 66% of our base rental income for the nine months ended September 30, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the base rents generated by our top tenants for the periods ended September 30, 2008 and 2007 ($ in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Tenant	2008	2007	2008	2007
IHOP Corporation*	$556	$561	$1,673	$1,686
Kroger	529	529	1,587	1,587
CVS	230	255	691	691
Grotto	85	193	334	529
Hard Rock Cafe	111	110	332	329
TGI Fridays	109	109	326	310
Champps Americana	106	112	317	317
Golden Corral	105	91	308	274
Linens ‘N Things	101	101	302	302
Paesanos	89	89	267	269

	$2,021	$2,150	$6,137	$6,294

*	A significant portion of IHOP Corporation revenues are related to our AAA assets which are qualified as held for sale as described in Note 3. The activity related to these assets held for sale is reflected as “Earned income from direct financing leases” in the Discontinued Operations section of Note 2.

7. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — Our class A common shares are listed on the NYSE Euronext Exchange (“NYX”) and traded under the symbol “AMY.” As of September 30, 2008, there were 5,337,253 of our class A common shares outstanding, net of 1,297,236 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the payment of dividends on the class C common shares, as well as our earnings and financial needs.
Class B Common Shares — As of September 30, 2008 none of the class B common shares were outstanding. In December 2007, we completed a tender offer for approximately 48% of our class B common shares in which we repurchased 998,000 shares at $9.25 per share for a total purchase price of $9.2 million. We redeemed the remaining 1 million outstanding shares during December 2007 at $10.18 per share for $10.4 million in cash.
Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. As of September 30, 2008, there were 4,152,970 of our class C common shares outstanding. The class C common shares have voting rights, together with all classes of common shares, as one class of shares. The class C common shares were issued at $10.00 per share. The class C common shares receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. The class C common shares are convertible beginning in August 2010. We have the right to force conversion of the class C common shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. Currently, there is a class C dividend reinvestment program that allows investors to reinvest their dividends into additional class C common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 10% conversion premium upon conversion.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. As of September 30, 2008, there were 11,041,185 of our class D common shares outstanding. The class D common shares have voting rights, together with all classes of common shares, as one class of shares. The class D common shares were issued at $10.00 per share. The class D common shares receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class B and class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. The class D common shares are convertible beginning in June 2011. We have the right to force conversion of the class D common shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. Currently, there is a class D dividend reinvestment program that allows investors to reinvest their dividends into additional class D common shares. These reinvested shares are also convertible into the class A common shares after the 7-year lock out period and receive the 7.7% conversion premium upon conversion.
Minority Interest — Minority interest represents a third party interest in entities that we consolidate as a result of our controlling financial interest in such investees. The minority interest is attributable to a third party interest in AAA (which is held for sale as of September 30, 2008 as discussed in Note 3.)
Share Repurchase Program
In June 2007, our Board of Trust Managers authorized a $5.0 million class A common share repurchase program as part of our ongoing investment strategy, allowing us to purchase our common shares of beneficial interest. In May of 2008, the Board of Trust Managers extended our common share repurchase program by an additional $5.0 million for a maximum buyback amount of $10 million. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant. We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.

Repurchases of our common shares of beneficial interest for the nine months ended September 30, 2008 are as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Approximate Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	As Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program

January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707

April 1, 2008 to June 30, 2008	695,800	$7.28	695,800	$2,560,990

July 1, 2008 to September 30, 2008	84,310	$7.09	84,310	$1,963,519
8. RELATED PARTY TRANSACTIONS
See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.
We earn real estate fee income by providing property acquisition, leasing, asset management, property management, financing, coordination, real estate disposition, construction (operations discontinued) and construction management services to our merchant development funds and other affiliates. The companies that serve as the general partner for the funds are wholly-owned by us. Real estate fee income of $3.3 million ($115k related to discontinued operations) and $2.8 million was paid by our merchant development funds and other affiliates to us for the nine months ended September 30, 2008 and 2007, respectively. Additionally, construction revenues of $4.8 million and $2.8 million were earned from the merchant development funds during the nine months ended September 30, 2008 and 2007, respectively. We earn asset management fees from the funds for facilitating the deployment of capital and for performing other management oversight services. Asset management fees of $1.1 million and $930,000 were paid by the funds to us for the nine months ended September 30, 2008 and 2007, respectively. Additionally, during the nine months ended September 30, 2008 and 2007 we were reimbursed $613,000 and $442,000, respectively, by merchant development funds for administrative costs and for organization and offering costs incurred on behalf of those funds.
As a sponsor of real estate investment opportunities, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The limited partnership funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once this has occurred, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.
9. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant with whom we have an executed long-term lease. Additionally, we sold three properties which were recorded as real estate held for sale. These sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain.
During the nine months ended September 30, 2007, we acquired a 2-acre parcel of land in Champaign, Illinois that was acquired for resale and is currently under development for a national tenant that is in the rental equipment business. Additionally, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leaseable area in Houston, Texas. The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood. Additionally, during 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.

10. COMMITMENTS
In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the nine months ended September 30, 2008 and 2007 was $291,000 and $204,000, respectively.
Additionally, ARIC has committed $713,000 of nonrefundable earnest money on a contract for the acquisition of receivables that would be funded by a tax municipality from its issuance of public bonds.
11. SEGMENT REPORTING
The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 48 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment. Additionally, substantially all of the change in total assets during the nine months ended September 30, 2008 occurred within the portfolio segment.
Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction (discontinued operation), and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operation, a business that we exited in the third quarter of 2008, consisted of a FINRA-registered broker-dealer business that, through the internal securities group, raised capital from the independent financial planning marketplace. The merchant development funds that we sponsor sell limited partnership interests and non-listed REIT securities to retail investors. We invest in these funds as both the general partner and a limited partner in the case of the limited partnerships, and, in the case of REITPlus, as a stockholder in the REIT or a limited partner in the REIT’s operating partnership (see Note 3). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships, and an extended term consistent with REIT status for REITPlus.

Segment results for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows:

			Asset Advisory
				Merchant
		Real Estate		Development
For the three months ended September 30, 2008 (in thousands)	Portfolio	Operations	Securities	Funds	Total
Rental income	$7,474	$—	$—	$—	$7,474
Real estate fee income	—	621	—	—	621
Construction management fee income	—	118	—	—	118
Asset management fee income	—	—	—	377	377

Total revenue	7,474	739	—	377	8,590

General and administrative	340	1,848	—	28	2,216
Property expense	2,201	2	—	—	2,203
Legal and professional	321	10	—	—	331
Real estate commissions	—	49	—	—	49
Depreciation and amortization	1,778	—	—	—	1,778

Total expenses	4,640	1,909	—	28	6,577

Interest income (expense)	(2,149)	92	—	(276)	(2,333)
Other income/ (expense)	149	380	—	(6)	523

Income (loss) from discontinued operations	1,158	156	(1,868)	—	(554)

Net income (loss)	$1,992	$(542)	$(1,868)	$67	$(351)

			Asset Advisory
				Merchant
		Real Estate		Development
For the three months ended September 30, 2007 (in thousands)	Portfolio	Operations	Securities	Funds	Total
Rental income	$7,477	$—	$—	$—	$7,477
Real estate fee income	—	1,893	—	—	1,893
Construction management fee income	—	19	—	—	19
Asset management fee income	—	—	—	334	334

Total revenue	7,477	1,912	—	334	9,723

General and administrative	352	1,206	—	(50)	1,508
Property expense	—	1,860	5	—	1,865
Legal and professional	338	24	—	—	362
Real estate commissions	—	1	—	—	1
Depreciation and amortization	1,984	—	—	—	1,984

Total expenses	4,534	1,236	—	(50)	5,720

Interest expense	(2,038)	(151)	—	—	(2,189)
Other income/ (expense)	(135)	305	—	314	484

Income (loss) from discontinued operations	150	(64)	(379)	—	(293)

Net income (loss)	$920	$766	$(379)	$698	$2,005

			Asset Advisory
				Merchant
		Real Estate		Development
For the nine months ended September 30, 2008 (in thousands)	Portfolio	Operations	Securities	Funds	Total
Rental income	$23,222	$—	$—	$—	$23,222
Real estate fee income	—	3,551	—	—	3,551
Construction management fee income	—	364	—	—	364
Asset management fee income	—	—	—	1,130	1,130

Total revenue	23,222	3,915	—	1,130	28,267

General and administrative	1,107	4,448	—	96	5,651
Property expense	6,615	8	—	—	6,623
Legal and professional	983	78	—	—	1,061
Real estate commissions	—	91	—	—	91
Depreciation and amortization	6,283	—	—	—	6,283

Total expenses	14,988	4,625	—	96	19,709

Interest income (expense)	(6,446)	117	—	(566)	(6,895)
Other income/ (expense)	405	528	—	(253)	680

Income (loss) from discontinued operations	1,489	(1,274)	(2,577)	—	(2,362)

Net income (loss)	$3,682	$(1,339)	$(2,577)	$215	$(19)

			Asset Advisory
				Merchant
		Real Estate		Development
For the nine months ended September 30, 2007 (in thousands)	Portfolio	Operations	Securities	Funds	Total
Rental income	$21,993	$—	$—	$—	$21,993
Real estate fee income	—	3,809	—	—	3,809
Construction management fee income	—	15	—	—	15
Asset management fee income	—	—	—	930	930

Total revenue	21,993	3,824	—	930	26,747

General and administrative	948	3,377	—	32	4,357
Property expense	5,519	25	—	—	5,544
Legal and professional	909	117	—	—	1,026
Real estate commissions	—	448	—	—	448
Depreciation and amortization	5,818	—	—	—	5,818

Total expenses	13,194	3,967	—	32	17,193

Interest expense	(5,939)	(415)	—	—	(6,354)
Other income	143	826	—	205	1,174

Income (loss) from discontinued operations	709	(169)	(806)	—	(266)

Net income (loss)	$3,712	$99	$(806)	$1,103	$4,108

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words “we,” “us” or “our” refers to AmREIT and our consolidated subsidiaries, except where the context otherwise requires.
FORWARD-LOOKING STATEMENTS
Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.
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
During the third quarter of 2008, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to reduce the earnings volatility of our business model while also simplifying our capital structure with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:
•	Phase I consisted of business model changes which are designed reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the broker-dealer securities business. Additionally, we suspended the REITPlus, Inc. best efforts equity offering. Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.3 million in the third quarter of 2008.

•	Phase II will consist of changes which will be designed to simplify our equity capital structure

•	Phase III will consist of growing our portfolio of Irreplaceable Corners once we have accomplished the first two phases of Vision 2010.
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
When we listed our class A common shares for trading on the AMEX (Now, through acquisition by the NYSE, the NYX) in July 2002, our total assets had a book value of $48 million and equity under management within our advisory business totaled $15 million. As of September 30, 2008:
•	We owned a real estate portfolio consisting of 48 properties located in 15 states that had a net book value of $326 million; and

•	We directly managed, through our five actively managed merchant development funds, a total of $171 million in contributed capital.
Portfolio of Irreplaceable Corners
Our portfolio consists primarily of premier retail properties typically located on “Main and Main” intersections in high-traffic, highly-populated, affluent areas. Because of their location and exposure as central gathering places, we believe these centers attract well established tenants and can withstand the test of time, providing our shareholders a steady rental income stream.
As of September 30, 2008, we owned a real estate portfolio consisting of 48 properties located in 15 states. A majority of our properties are located in densely populated, suburban communities in and around Houston, Dallas and San Antonio. Within these broad markets, we target locations that we believe have the best demographics and highest long term value. We refer to these properties as Irreplaceable Corners. Our criteria for an Irreplaceable Corner includes: high barriers to entry (typically infill locations in established communities without significant raw land available for development), significant population within a three mile radius (typically in excess of 100,000 people), a location on the hard corner of an intersection guided by a traffic signal, ideal average household income in the surrounding community in excess of $80,000 per year, strong visibility and significant traffic counts passing by the location (typically in excess of 30,000 cars per day). We believe that centers with these characteristics will provide for consistent leasing demand and rents that increase at or above the rate of inflation. Additionally, these areas have barriers to entry for competitors seeking to develop new properties due to the lack of available land. We take a very hands-on approach to ownership and directly manage the operations and leasing at all of our wholly owned properties.
We will continue to divest of properties which no longer meet our core criteria, and, to the extent that we can do so accretively, replace them with high-quality grocery-anchored, lifestyle, and multi-tenant shopping centers or the development of single-tenant properties located on Irreplaceable Corners. Each potential acquisition is subjected to a rigorous due diligence process that includes site inspections, financial underwriting, credit analysis and market and demographic studies. Therefore, there can be no assurance that we will ultimately purchase any or all of these projects. Our acquisitions program is sensitive to changes in interest rates. As of September 30, 2008, 82% of our outstanding debt had a long-term fixed interest rate with an average term of 5.99 years. Our philosophy seeks to match long-term leases with long-term debt structures and to keep our debt to total assets ratio less than 55%.
Advisory Business
The advisory business invests in and actively manages seven merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and REITPlus, Inc. We invest in the limited partnerships we manage as both the general partner and as a limited partner, and, in REITPlus, we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potentially significant profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, therefore linking our success to that of the investors in our managed funds.
Real Estate Development and Operating Group
Our real estate development and operating business, “ARIC”, is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisitions, brokerage, leasing, construction (discontinued operation), general contracting, asset and property management services to our portfolio of properties, to our advisory business, and to third parties. This operating subsidiary, which is a taxable REIT subsidiary, is transaction-oriented, is very active in the real estate market and has the potential to generate significant earnings on an annual basis. This business can provide significant long-term growth; however due to its transactional nature, ARIC’s quarter to quarter results will fluctuate, and therefore its contributions to our earnings will be volatile.

Liquidity and Capital Resources
At September 30, 2008 and December 31, 2007, our cash and cash equivalents totaled $344,000 and $1.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, are as follows (in thousands):

	2008	2007

Operating activities	$7,752	$6,222
Investing activities	$9,007	$(14,225)
Financing activities	$(17,636)	$11,373
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
Cash provided by operating activities as reported in the consolidated statements of cash flows increased by approximately $1.5 million for the nine months ended September 30, 2008 period when compared to the comparable prior year period. During the 2008 period, we had a $6.5 million increase in working capital cash flows. This increase in working capital cash flow was driven primarily by a $5.8 million increase related to our related party receivables. This increase in cash flows was partially offset by a $4.1 million reduction in cash flows from our activities related to real estate that we acquire for resale. During the 2008 period, we purchased one property for $2.7 million versus the 2007 period wherein we generated $1.4 million in proceeds from the sale of one property.
Cash provided by investing activities as reported in the consolidated statements of cash flows increased by approximately $23.2 million for the nine months ended September 30, 2008 period when compared to the comparable prior year period. This increase is primarily attributable to a $9.6 million decrease in property acquisitions during the nine months ended September 30, 2008, coupled with a net increase of $9.6 million in cash flows attributable to our investments in affiliates. Additionally, we sold three investment properties in the third quarter 2008 which generated proceeds of $3.5 million. With respect to property acquisitions, we made no investment property acquisitions during the nine months ended 2008; however, in February 2007, we acquired a $9.6 million investment property. The Woodlands Mall Ring Road property represents 66,000 square feet of gross leaseable area in Houston, Texas. The property has been ground-leased to five tenants, including NationsBank, Circuit City and Landry’s Seafood. With respect to investments made in affiliates, we made a $5.0 million investment during the first quarter of 2008 in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. During 2008, we sold all of that investment at cost to one of our affiliates, REITPlus. Additionally during 2008, we sold to MIG IV for $5.2 million a 20% interest in Woodlake Square and Westheimer Gessner which we acquired in 2007.
The above increases were partially offset by a $1.7 million investment in receivables purchased in conjunction with the acquisition of the Shadow Creek Ranch Shopping Center by our affiliated funds. Our $1.7 million investment in the receivable is to be funded by 33% of all sales tax revenues generated by the shopping center. We have received the first two payments under this arrangement and expect to be fully funded by July 2012. Additionally, loans to affiliates increased by $1.6 million during the nine months ended 2008. We have the ability as part of our treasury management function to place excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we simply step in as the lender and provide financing on the same terms as the third-party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear a market rate of interest and are due upon demand.
Additionally, with respect to cash flows used in investing activities, we have committed $713,000 of nonrefundable earnest money on a contract for the acquisition of receivables that would be funded by a tax municipality from their issuance of public bonds.
Cash flows provided by financing activities decreased $29.0 million from $11.4 million during the nine months ended September 30, 2007 to $17.6 million in cash used in financing activities during the 2008 period. This decrease was primarily the result of a $24.0 million reduction in net proceeds from notes payable during the 2008 period when compared to the 2007 period. During 2008, our proceeds from notes payable have been limited to draw downs on our line of credit for the purpose of property investment and working capital needs. This reduction in proceeds was coupled with an increase in treasury share repurchases of $6.1 million pursuant to our approved share repurchase program.
We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $70 million subject to the value of unencumbered assets. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 1.0% to LIBOR plus a spread of 1.85%. As of September 30, 2008, the interest rate was LIBOR plus 1.00% and the balance outstanding on the facility was $27.9 million.. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility. For the quarter ended September 30, 2008, we violated three of the credit facility’s financial covenants which have not been waived by our lender. As a result, the debt outstanding under the credit facility is due on demand by our lender. The lender has not called the loan and has provided us with a modified loan agreement which includes more restrictive financial covenants and which reduces the overall commitment to $35 million. We are currently negotiating this modified agreement with our lender and expect to have it in place by the end of November 2008. If we are unable to come to acceptable terms with our lender, we believe that we will be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties currently held for sale as of September 30, 2008, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable. As of September 30, 2008, our availability under the credit facility was approximately $7.1 million based on a $35 million commitment. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.
During the nine months ended September 30, 2008, we declared dividends to our shareholders of $9.7 million, compared with $10.5 million in the nine months ended September 30, 2007. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared on a quarterly basis. The dividends by class are as follows (in thousands):

		Class A	Class B		Class C	Class D
2008	Third Quarter	$670	$—		$723	$1,783
	Second Quarter	$719	$—		$723	$1,781
	First Quarter	$773	$—		$723	$1,775
2007	Fourth Quarter	$785	$1,097	(1)	$721	$1,783
	Third Quarter	$793	$191		$720	$1,783
	Second Quarter	$796	$192		$726	$1,791
	First Quarter	$785	$194		$725	$1,786

(1)-	Includes a $933,000 redemption premium associated with the redemption of the remaining class B shares in December 2007.
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
In June 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy. Under the prior terms of the program, we were authorized to purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. In May of 2008, the Board of Trust Managers increased our class A common share repurchase authority to a maximum value of $10 million of our class A common shares. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant. We anticipate funding the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.
Repurchases of our common shares of beneficial interest for the nine months ended September 30, 2008 are as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Approximate Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	As Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program

January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707

April 1, 2008 to June 30, 2008	695,800	$7.28	695,800	$2,560,990

July 1, 2008 to September 30, 2008	84,310	$7.09	84,310	$1,963,519
Results of Operations
Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007
Revenues
Total revenues decreased by $1.1 million, or 12%, for the three months ended September 30, 2008 as compared to the same period in 2007 ($8.6 million in 2008 versus $9.7 million in 2007). This decrease was primarily attributable to a decrease in real estate fee income which was partially offset by an increase in construction management fees and asset management fees.
Real estate fee income decreased approximately $1.3 million, or 85%, for the three months ended September 30, 2008 as compared to the prior year period primarily due to a decrease in acquisition fees earned on property transactions within our merchant development funds.
Construction management revenues increased $99,000, or 521% for the three months ended September 30, 2008 as compared to the prior year period primarily due to an increase in construction management fees.
Asset management fee revenues increased $43,000, or 13% for the three months ended September 30, 2008 as compared to the prior year period primarily due to an increase in capital under management as a result of capital-raising by our merchant development funds over the last twelve months.
Expenses
Total operating expenses increased by $857,000, or 15%, for the three months ended September 30, 2008 as compared to the prior year period. This increase was primarily attributable to increases in property expense, general and administrative expenses and depreciation expense.
Property expense increased by $338,000, or 18%, for the three months ended September 30, 2008 as compared to the prior year period. The increase was primarily due to approximately $300,000 of bad debt expense that was recorded during the three months ended 2008. No bad debt expense was recorded during the 2007 period.

General and administrative expense increased by $708,000, or 47%, for the three months ended September 30, 2008 as compared to the prior year period. The increase was primarily due to due diligence costs incurred in connection with a pending transaction.
Depreciation expense decreased by $206,000, or 35%, for the three months ended September 30, 2008 as compared to the prior year period. This decrease is mainly due to a decrease in intangible lease cost amortization as a result of tenant lease expirations during the last twelve months.
Other
Loss from merchant development funds and other affiliates increased by $562,000 for the three months ended September 30, 2008 as compared to the prior year period. The increase is mainly due to a decrease in income recognized during the 2008 period related to our promoted general partner interest in AmREIT Opportunity Fund, LP. Additionally, we recorded a loss related to our investments in AmREIT Woodlake, LP (acquired August 2007) and AmREIT Westheimer Gessner, LP (acquired November 2007).
(Loss) from discontinued operations increased by $214,000 for the three months ended September 30, 2008. The increase is primarily attributed to restructuring charges of $1.5 million, net of taxes. This amount is partially offset by a $924,000 gain due to the sale of investment properties, an $83,000 increase in rental revenues from properties that were under development in 2007 as well as by a $207,000 total decrease in various expenses during 2008.
Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007
Revenues
Total revenues increased by $1.5 million, or 6%, for the nine months ended September 30, 2008 as compared to the comparable prior year period ($28.3 million in 2008 versus $26.7 million in 2007). This increase was primarily attributable to an increase in rental income, construction revenues and asset management fees, offset by a decrease in real estate fee income.
Rental income increased by $1.2 million, or 6%, for the nine months ended September 30, 2008 compared to the comparable prior year period. The increase was primarily due to an increase in occupancy and an increase in tenant reimbursements of taxes, maintenance expenses and insurance.
Construction management revenues increased $349,000, or 2,326% for the nine months ended September 30, 2008 as compared to the prior year period primarily due to an increase in construction management fees.
Asset management fee revenues increased $200,000, or 22% for the nine months ended September 30, 2008 as compared to the prior year period is primarily due to an increase in fees related to capital raising by our merchant development funds.
Real estate fee income decreased approximately $258,000, or 49%, for the nine months ended September 30, 2008 as compared to the prior year period primarily as a result of a decrease in development fees.
Expenses
Total operating expenses increased by $2.5 million, or 15%, for the nine months ended September 30, 2008 as compared to the prior year period. This increase was primarily attributable to increases in property expense, general and administrative expenses, and depreciation, which were offset by a decrease in real estate commissions.
Property expense increased by $1.1 million, or 20%, for the nine months ended September 30, 2008 as compared to the prior year period. The increase was primarily due to bad debt expense of $1.1 million during the nine months ended 2008 related to our tenant receivables.
General and administrative expense increased by $1.3 million or 30%, for the nine months ended September 30, 2008 as compared to the prior year period. During the 2007 period, our general and administrative costs were reduced due to the reimbursement by our merchant development funds for certain costs that we incurred in distributing the limited partner units of those funds. In addition, the increase was primarily due to due diligence costs incurred in connection with a pending transaction

Depreciation expense increased by $465,000, or 8%, for the nine months ended September 30, 2008 as compared to the prior year period. This increase was primarily attributable to accelerated depreciation related to a tenant that terminated their lease during 2008.
Real estate commissions decreased approximately $357,000, or 80%, for the nine months ended September 30, 2008 as compared to the prior year period primarily as a result of decreased brokerage activity.
Other
Interest expense increased by $541,000, or 9%, for the nine months ended September 30, 2008 as compared to the prior year period. The increase in interest expense is primarily attributable to a larger outstanding line of credit balance.
Loss from merchant development funds and other affiliates increased by $929,000, for the nine months ended September 30, 2008 as compared to the prior year period. The increase is mainly due to a decrease in income recognized during the 2008 period related to our promoted general partner interest in AmREIT Opportunity Fund, LP. Additionally, we recorded a loss related to our investment in AmREIT Woodlake, LP during the 2008 period which we invested in August 2007 and AmREIT Westheimer Gessner, LP which we invested in November 2007.
(Loss) from discontinued operations increased by $2.1 million, for the nine months ended September 30, 2008 as compared to the prior year period. The increase is primarily attributed to impairment charges of $926,000, net of tax, and $1.5 million of restructuring charges, net of tax, offset by a gain from sale of investment properties of $924,000 and increase of $263,000 in revenues from a property that was in development in 2007.
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
Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income — before discontinued operations	$203	$2,298	$2,343	$4,374
Loss — from discontinued operations	(554)	(293)	(2,362)	(266)

Plus depreciation of real estate assets — from operations	1,804	1,990	6,335	5,826
Plus depreciation of real estate assets — from discontinued operations	14	40	81	118

Adjustments for nonconsolidated affiliates	138	66	702	102
Less gain on sale of real estate assets acquired for investment	(924)	—	(924)	—
Less class B, C & D distributions	(2,507)	(2,693)	(7,508)	(8,109)

Total Funds From Operations available to class A shareholders	$(1,826)	$1,408	$(1,333)	$2,045
For the three and nine months ended September 30, 2008, FFO includes a restructuring charge of $2.3 million related to the wind down and severance costs related to employees terminated as part of the restructuring. For the nine months ended September 30, 2008, FFO includes impairment charge of $1.3 million related to four properties that represent non-core real estate assets, one of which was sold in July 2008.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, our CEO and CFO concluded that as of September 30, 2008 our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
Changes in Internal Controls
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for a full discussion of risk factors which could materially affect our business financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have not been any material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In June 2007, our Board of Trust Managers authorized our common share repurchase program as part of our ongoing investment strategy. Under the previous terms of the program, we were authorized to purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. In May of 2008, the Board of Trust Managers extended our class A common share repurchase authority to a maximum value of $10 million. Class A common share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant. The repurchase program expires on the repurchase of an aggregate of $10 million of class A common shares.
During the three months ended September 30, 2008, we repurchased class A common shares as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Maximum Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	As Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program (1)

July 1, 2008 to July 31, 2008	12,500	$7.03	12,500	$2,473,092

August 1, 2008 to August 31, 2008	13,300	$7.03	13,300	$2,379,553

September 1, 2008 to September 30, 2008	58,510	$6.89	58,510	$1,963,519

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Ex 3.1 — Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).
Ex. 3.2 — By-Laws, dated December 22, 2002  (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).
Ex. 3.2.1— Amendment No. 1 to By-laws, dated May 1, 2008 (included as Exhibit 3.1 of the Exhibits to the Company’s Current Report on Form 8-K, filed on May 7, 2008, and incorporated herein by reference).
Ex 10.1 Revolving Credit Agreement, dated effective as of October 30, 2007 by and between AmREIT as borrower and Wells Fargo Bank, (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-K for the year ended

December 31, 2007, and incorporated herein by reference).
Ex 31.1 — Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 7, 2008 (filed herewith).
Ex 31.2 — Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 7, 2008 (filed herewith).
Ex 32.1 — Chief Executive Officer certification pursuant to 18 U.S.C.  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Ex 32.2 — Chief Financial Officer certification pursuant to 18 U.S.C.  Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf on the 13th of November, 2008 by the undersigned, there unto duly authorized.

AmREIT
/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

/s/ Chad C. Braun
Chad C. Braun, Executive Vice President and Chief Financial Officer