Form 10-K
period 2008-12-31
AMREIT
filed 2009-03-30
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 was $35.5 million
The number of common shares outstanding On March 26, 2009 was 5,279,084 Class A Common Shares, 4,139,802, Class C Common Shares, and 10,966,255 Class D Common Shares.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Part III portions of its Proxy Statement for the 2009 Annual Meeting of Shareholders.

FORWARD —LOOKING STATEMENTS
In this report all references to “we”, “our”, and “us” refer collectively to AmREIT, Inc. and its subsidiaries including joint ventures.
Certain statements constrained herein constitute forward-looking statements as such term is defined in Section 33A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations, and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. We also note the following forward-looking statements: in the case of our developments projects, the estimated completion date, estimated project costs and costs to complete; and estimates of future capital expenditures, common and preferred share dividends. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements are beyond our ability to control or predict.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I
Item 1. Business
General
We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major growth markets throughout the United States. For 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, Our advisory business invests in and advises seven merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.
Our Strategy
During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more confirming structure that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:
•	Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the fund raising business. Additionally, we suspended the REITPlus, Inc. best efforts equity offering. Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.5 million during 2008 and have reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•	Phase II will consist of changes which are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our class A common shares from trading on the NYX. Our class A common shares are therefore no longer traded on a national exchange. Additionally, we have announced the potential merger of AmREIT into REITPlus, resulting in a combined, conforming entity with a single class of common stock.

•	Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move into recovery.
On January 7, 2009, our Board of Trust Managers approved in concept the merger of AmREIT with REITPlus, an affiliated non-traded REIT that we sponsored in 2007. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger will be subject to appraisal of AmREIT and REITPlus’s real estate properties, valuation by a third party investment banking firm of AmREIT’s three classes of common stock, entry into a definitive merger agreement, approval of shareholders of both REITs and other customary closing conditions. We believe these steps would better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an IPO and re-listing of its shares.

Our Structure
Our structure consists of an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group.
Portfolio of Irreplaceable Corners
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with the following characteristics:
•	Located on a corner in major metropolitan area

•	High barriers to entry

•	High daytime and evening population

•	High count of cars per day

•	High average household income within 3-5 mile radius
As of December 31, 2008, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to be in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of December 31, 2008, our operating properties are leased at 98.4% based on leasable square footage compared to 98.1% as of December 31, 2007.
No single tenant represented more than 10% of total revenues for the year ended December 31, 2008. As of December 31, 2008, one property individually accounted for more than 10% of the Company’s year-end consolidated total assets —Uptown Park in Houston, Texas, which accounted for 14.4% of total assets. For the year ended December 31, 2008, the top three tenants by base rental income concentration were IHOP at 8.96%, Kroger at 8.51% and CVS/pharmacy at 3.7%. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These properties represented 59% of our base rental income for the year ended December 31, 2008. Houston is Texas’ largest city and the fourth largest city in the United States. See “Location of Properties” in Item 2 for further discussion regarding Houston’s economy.
Advisory Business
For 25 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. AmREIT creates value for its clients and investors through its expertise in development, redevelopment and daily operation of these properties.
As of December 31, 2008, the advisory group directly managed, through its seven merchant development funds, a total of $172 million in contributed capital. Two of the seven partnerships, AmREIT Opportunity Fund, Ltd. (AOF) and AmREIT Income and Growth Fund, Ltd. (AIG), entered into their liquidation phase in 2003 and 2007 respectively, and the remaining five partnerships are scheduled to enter their liquidation phases in 2010, 2011, 2012, 2013, and 2016. As these partnerships enter into liquidation, we, acting as the general partner/advisor, expect to receive economic benefit from our profit participation, after certain preferred returns have been paid to the limited partners. During the years ended December 31, 2008, 2007 and 2006, AmREIT recognized approximately $80,000, $401,000 and $414,000, respectively, related to its general partner interest in AOF, which fully liquidated during 2008.
Real Estate Development and Operating Group
Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value on our owned and managed portfolio of Irreplaceable Corners and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business. During the years ended December 31, 2008, 2007 and 2006, the real estate operating and development business generated net real estate and asset management fees of $5.8 million, $6.5 million, and $9.1 million, which represented 14%, 13%, and 16% of the Company’s total revenues, respectively. This business is structured as a taxable REIT subsidiary.

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
Employees
As of December 31, 2008, AmREIT had 50 full-time employees, 2 part-time contract personnel and 3 full-time dedicated brokers.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
General
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with the following characteristics:
•	Located on a corner in major metropolitan area

•	High barriers to entry

•	High daytime and evening population

•	High count of cars per day

•	High average household income within 3-5 mile radius
As of December 31, 2008, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. Reference is made to the Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation filed with this Form 10-K for a listing of the properties and their respective costs.
Land — Our property sites, on which our leased buildings sit, range from approximately 34,000 to 1.0 million square feet, depending upon building size and local demographic factors. Our sites are in highly-populated, high traffic corridors and have been reviewed for traffic and demographic pattern and history.
Buildings — The buildings are multi-tenant shopping centers and freestanding single-tenant properties located at “Main and Main” locations throughout the United States. They are positioned for good exposure to traffic flow and are constructed from various combinations of stucco, steel, wood, brick and tile. Shopping centers are generally 14,000 square feet and greater and single-tenant buildings range from approximately 2,000 to 66,000 square feet. Buildings are suitable for possible conversion to various uses, although modifications may be required prior to use for other operations.
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
Location of Properties
We are currently invested in three of the top six population and job growth markets in the United States with a long-term goal to be in six of the top ten populations and job growth markets in the United States. Houston, Dallas and San Antonio/Austin rank in the top six population and job growth markets in the United States. Of our 45 properties, 22 are located in Texas, with 15 being located in the greater Houston metropolitan statistical area. These 15 properties represented 59% of our rental income for the year ended December 31, 2008. Our portfolio of assets tends to be located in areas we know well, that meet the above criteria and where we can monitor them closely. Because of our proximity and deep knowledge of our markets, we believe we can deliver an extra degree of hands-on management to our real estate investments. We expect over the long term we will outperform absentee landlords in these markets and landlords in underperforming markets as it relates to population and job growth.
Because of our investments in the greater Houston area, and throughout Texas, the Houston and Texas economy have a significant impact on our business and on the viability of our properties. Accordingly, management believes that any downturn in the Houston, Dallas and San Antonio economies could adversely affect us; however, general retail and grocery anchored shopping centers that provide basic necessity-type items, which we primarily own, that are located in strong population and job growth markets with strong barriers to entry and strong demographics such as density and affluence of population should be less sensitive to macroeconomic downturns.

A listing of our properties by property type and by location follows, including gross leasable area (GLA), annualized base rent (ABR) and percent leased as of December 31, 2008:

Grocery Anchored Shopping Centers		City	State	GLA	ABR	% Leased
1	AmREIT C-Ranch LP	Houston	TX	97,297	$1,263,969	100%
2	MacArthur Park	Irving	TX	237,381	3,906,589	96%
3	Plaza in the Park	Houston	TX	144,062	2,663,253	98%

3	Grocery Anchored Shopping Centers Total			478,740	$7,833,811

Neighborhood Lifestyle & Community Shopping Center		City	State	GLA	ABR	% Leased
1	Bakery Square	Houston	TX	34,614	$856,786	100%
2	Courtyard on Post Oak	Houston	TX	13,597	485,997	100%
3	Sugarland Plaza	Sugarland	TX	16,750	349,612	100%
4	Terrace Shops	Houston	TX	16,395	443,752	100%
5	Uptown Plaza (including CVS)	Houston	TX	28,000	1,242,311	100%
6	Uptown Park	Houston	TX	169,112	5,336,029	98%
7	Woodlands Plaza	The Woodlands	TX	20,018	321,724	85%
8	Southbank — Riverwalk	San Antonio	TX	46,673	1,536,786	100%
9	Uptown Plaza — Dallas	Dallas	TX	33,840	1,583,020	96%

9	Community Shopping Centers Total			378,999	$12,156,017

Single Tenant (Ground Leases) — Land		City	State	GLA	ABR	% Leased
1	410-Blanco (Citibank)	San Antonio	TX	4,439	$159,979	100%
2	Carlson Restaurants	Hanover	MD	6,802	141,674	100%
3	Darden	Peachtree City	GA	6,867	94,922	100%
4	Commerce & Zarzamora	San Antonio	TX	14,820	Note (1)	0%
5	CVS Corporation (Eckerds at Yorktown)	Houston	TX	13,824	327,167	100%
6	Woodlands Ring Road — Ground Leases	The Woodlands	TX	66,349	664,538	100%

6	Single Tenant (Ground Leases) Total			113,101	$1,388,280

Single Tenant (Fee Simple)		City	State	GLA	ABR	% Leased
1	AFC, Inc. (2)	Atlanta	GA	2,583	$119,279	100%
2	Advance Auto	Aurora	IL	7,000	Note (1) (3)	0%
3	McAlister’s Deli	Champaign	IL	7,000	175,392	100%
4	McAlister’s Deli	Peoria	IL	3,426	153,000	100%
5	Sunbelt Rental (2 acres of land)	Champaign	IL	12,000	176,970	100%
6	Carlson Restaurants	Houston	TX	8,500	215,000	100%
7	Golden Corral	Houston	TX	12,000	210,450	100%
8	Golden Corral (2)	Humble	TX	12,000	208,941	100%
9	IHOP Corporation #1483	Sugarland	TX	4,020	190,620	100%
10	IHOP Corporation #1737	Centerville	UT	4,020	163,896	100%
11	IHOP Corporation #4462	Memphis	TN	4,020	179,496	100%
12	IHOP Corporation #5318	Topeka	KS	4,020	159,504	100%

12	Single Tenant (Fee Simple) Total			80,589	$1,952,548

Single Tenant (Leasehold)		City	State	GLA	ABR	% Leased
15	Single Tenant (Leasehold) Total	Various	Various	60,300	$1,524,420	100%

	Company Total Sq. Ft.			1,111,729	$24,855,076

(1)	Under Development (GLA represents proposed leasable square footage)

(2)	Held for Sale

(3)	Advance Auto property is located in IL. The property has a proposed GLA of 7,000 square feet.
The base rental income generated by our properties during 2008 by state/city is as follows:

	Held for Investment		Held for Sale
	Rental	Rental	Rental	Rental
State/City	Income	Concentration	Income	Concentration

Texas — Houston	$19,847,418	58.7%	$349,277	56.4%
Texas — Dallas	$8,611,463	25.5%		0.0%
Texas — San Antonio	$2,750,389	8.1%		0.0%
Texas — other	$229,922	0.7%		0.0%

Total Texas	31,439,192	93.0%	349,277	56.4%

Tennessee	$298,804	0.9%	$150,120	24.3%
Louisiana	$209,082	0.6%		0.0%
Kansas	$96,323	0.3%		0.0%
Illinois	$501,809	1.5%		0.0%
Missouri	$110,395	0.3%		0.0%
Colorado	$105,138	0.3%		0.0%
Georgia	$82,930	0.2%	$119,279	19.3%
Oregon	$176,763	0.5%		0.0%
Virginia	$171,869	0.5%		0.0%
Utah	$163,846	0.5%		0.0%
Maryland	$141,664	0.4%		0.0%
New York	$125,128	0.4%		0.0%
California	$112,105	0.4%		0.0%
New Mexico	$78,638	0.2%		0.0%

Total	33,813,686	100.0%	618,676	100.0%

Grocery-Anchored Shopping Centers
Our grocery-anchored shopping centers comprise 31% of our annualized rental income from the properties owned as of December 31, 2008. These properties are designed for maximum retail visibility and ease of access and parking for the consumer. All of our grocery-anchored centers are anchored by Kroger and are supported by a mix of specialty national and regional tenants such as Barnes & Noble, GAP and Starbucks. They are leased in a manner that provides a complementary array of services to support the local retail consumer. These properties are located in the Houston and Dallas metropolitan areas and are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and in close proximity to neighborhoods and communities with household incomes above those of the national average. We are dependent upon the financial viability of Kroger, and any downturn in Kroger’s operating results could negatively impact our operating results.
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
Our grocery-anchored shopping center leases range from one to 20 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $22,000 to $1.0 million per year.
Neighborhood, Lifestyle and Community Shopping Centers
As of December 31, 2008, we owned 9 shopping centers, excluding the grocery-anchored centers discussed above, representing approximately 379,000 leasable square feet. Our shopping center properties are primarily neighborhood, lifestyle and community centers, ranging from 14,000 to 169,000 square feet. None of the centers have internal common areas, but instead are designed for maximum retail visibility and ease of access and parking for the consumer. These properties have a mix of national, regional and local tenants, leased in a manner to provide a complementary array of services to support the local retail consumer. All of our centers are located in major metropolitan areas, are typically located at an intersection guided by a traffic light, with high visibility, significant daily traffic counts, and are in close proximity to neighborhoods and communities with household incomes above those of the national average.
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
Our shopping center leases range from one to 60 years and generally include one or more five-year renewal options. Annual rental income from these leases ranges from $12,000 to $574,000 per year and typically allow for rental increases, or bumps, periodically through the life of the lease.
Single-tenant Properties
As of December 31, 2008, we owned 33 single-tenant properties, representing approximately 254,000 leaseable square feet. Our single-tenant leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation of the property such as utilities, property taxes and insurance. Some of the leases require that we will be responsible for roof and structural repairs. In these instances, we normally require warranties and/or guarantees from the related vendors, suppliers and/or contractors to mitigate the potential costs of repairs during the primary term of the lease.
Because our leases are entered into with or guaranteed by the corporate, parent tenant, they typically do not limit the Company’s recourse against the tenant and any guarantor in the event of a default. For this reason, these leases are designated by us as “Credit Tenant Leases”, because they are supported by the assets of the entire company, not just the individual store location.
The primary term of the single-tenant leases ranges from 5 to 30 years. All of the leases also provide for one to four, five-year renewal options. Annual rental income ranges from $80,000 to $327,000 per year.
Land to be Developed
As part of our investment objectives, we will invest in land to be developed on Irreplaceable Corners. A typical investment in land to be developed will result in a six to 12 month holding period, followed by the execution of a ground lease with a national or regional retail tenant or by the development of a single-tenant property or shopping center. During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant with whom we have an executed long-term lease.
Property Acquisitions and Dispositions
During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas and in February 2009 we completed the development of a Walgreen’s Drug Store that is subject to an executed long-term lease. Additionally, we sold four properties which were recorded as real estate held for sale. Three of these sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain. The fourth sale was consummated in November 2008 and is expected to generate proceeds of $6.0 million, $5.5 million of which was seller-financed. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and have recorded a deferred gain of $2.9 million which we expect to recognize in 2009 as we receive principal payments on the note receivable from the buyer.
In February 2007, we acquired The Woodlands Mall Ring Road property, which represents 66,000 square feet of gross leasable area in Houston, Texas. The property is ground-leased to five tenants, including Bank of America, Circuit City and Landry’s Seafood. Additionally, during 2007, we sold one property acquired for resale for $1.4 million which approximated our cost.
Property Held for Sale
Discontinued operations includes any properties sold during the period as well as the operations of properties that are held for sale as of the end of the period. The 2008 operating results reflect 2 properties included in held for sale as of December 31, 2008.
Item 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of shareholders during the fourth quarter of the 2008 fiscal year.

]

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
As of March 26, 2009, there were approximately 512 holders of record for 5,279,084 of our class A common shares outstanding on such date, net of 1,355,405 shares held in treasury. On December 1, 2008 the Board of Trust Managers approved the privatization of the Company through the voluntary withdrawal of its Class A common shares from listing on the NYSE Euronext Exchange (“NYX”, formerly the American Stock Exchange). On December 19, 2008, trading on the NYX ceased and all AmREIT share classes became unlisted. Since the voluntary withdrawal of the listing on the NYX on December 19, 2008, our class A common shares have traded sporadically in The Pink Sheets, which is an electronic market where quotations to purchase and sell securities may be entered by registered broker-dealers. Upon voluntarily delisting on the NYX in December, our Board of Trust Managers intended that no trading market exist for our class A common shares, and trading in The Pink Sheets market, which began on December 22, 2008, was not requested by us or our Board and has been increasingly limited and sporadic, with volume during the first five trading days of February 2009 being an average of less than 500 shares per day.
The following table reflects the high and low closing prices of our class A common shares on the NYX for the last two fiscal years, through December 19, 2008, which was the last day our class A common shares traded on the NYX, and the quarterly distributions declared with respect to such shares. We believe that reliable bid and offer information with respect to our class A common stock is not generally reported to the market by The Pink Sheets and is otherwise not reasonably available. Accordingly, we have omitted such information from this section.

Calendar Period	High	Low	Dividends
2008
Fourth Quarter (through December 19)	$7.00	$1.95	$.1242
Third Quarter	$7.23	$5.45	$.1242
Second Quarter	$8.04	$6.65	$.1242
First Quarter	$7.48	$5.91	$.1242
2007
Fourth Quarter	$8.40	$6.56	$.1242
Third Quarter	$8.91	$6.66	$.1242
Second Quarter	$9.00	$7.90	$.1242
First Quarter	$9.25	$8.00	$.1242
The payment of any future dividends on our class A common shares is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.
Class C Common Shares — As of March 26, 2009, there were approximately 1,203 holders of record for 4,139,802 of the Company’s class C common shares. The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. Holders of class C common shares are entitled to a fixed 7.0% non-cumulative preferred annual dividend, payable in monthly installments, when, as and if declared by the Board of Trust Managers. Class C common shares are convertible into class A common shares after a 7-year lock out period at a conversion price equal to 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to redeem, in whole or in part, class C common shares for a cash redemption price of $11.00 per share, or at the holder’s option, shares of class A common stock at the conversion price described above.
Class D Common Shares — As of March 26, 2009, there were approximately 3312 holders of record for 10,993,010 of the Company’s class D common shares. The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. Holders of class D common shares are entitled to a fixed 6.5% non-cumulative annual dividend, paid in monthly installments, when, as and if declared by the Board of Trust Managers, subject to prior or contemporaneous payment of monthly dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a conversion price equal to the $10.00 per share issuance price plus a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to redeem the class D common shares at a cash price of $10.00 per share plus the accreted portion of the conversion premium. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding.

In June 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy. Under the prior terms of the program, we were authorized to purchase up to a maximum value of $5 million of our class A common shares of beneficial interest. In May of 2008, the Board of Trust Managers increased our class A common share repurchase authority to a maximum value of $10 million of our class A common shares. Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant. We funded the repurchase of shares primarily through the proceeds received from general corporate funds as well as through the use of our credit facility.
Repurchases of our common shares of beneficial interest for the year ended December 31, 2008 are as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Approximate Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	As Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program

January 1, 2008 to March 31, 2008	156,490	$6.99	156,490	$2,618,707

April 1, 2008 to June 30, 2008	695,800	$7.28	695,800	$2,560,990

July 1, 2008 to September 30, 2008	84,310	$7.09	84,310	$1,963,519

October 2, 2008 to December 31, 2008	49,900	$6.42	49,900	$1,643,161

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data with respect to AmREIT and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” the Consolidated Financial Statements and accompanying Notes in Item 8 — “Financial Statements and Supplementary Data” and the financial schedule included elsewhere in this Form 10-K.

	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
Balance sheet data (at end of period)
Real estate investments before accumulated depreciation and amortization	$316,189	$329,819	$312,405	$290,097	$198,744
Total assets	327,027	344,187	328,430	314,971	203,151
Notes payable	184,352	168,560	144,453	114,687	105,964
Notes payable held for sale	—	12,811	—	—	—
Shareholders’ equity	128,624	149,433	169,050	187,285	88,370

Other data
Funds from operations, available to class A (1)	(1,357)	1,896	4,750	3,644	(2,003)

Operating Data
Revenues	40,081	38,628	38,397	27,631	11,856
Expenses (2)	28,302	24,167	24,993	16,383	7,207
Other income and expenses.	(9,841)	(8,356)	(6,022)	(7,758)	(2,770)
Income (Loss) from discontinued operations (3)	(2,355)	(854)	(201)	3,414	(3,118)
Gain on sale of real estate acquired for resale	229	—	382	3,222	1,827

Net income (loss)	$(188)	$5,251	$7,563	$10,126	$588

Net income (loss) available to class A shareholders	$(10,201)	$(6,458)	$(3,879)	$881	$(3,866)

Net (loss) income per common share — basic and diluted
Loss before discontinued operations	$(1.42)	$(0.88)	$(0.64)	$(1.11)	$(0.79)
Income (loss) from discontinued operations	(0.38)	(0.13)	0.03	1.28	(0.40)

Net income (loss)	$(1.80)	$(1.01)	$(0.61)	$0.17	$(1.19)

Distributions per share — class A	$0.50	$0.50	$0.50	$0.50	$0.48

(1)	We have adopted the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO. FFO is calculated as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from sales of depreciable operating property, depreciation and amortization of real estate assets, and excluding results defined as “extraordinary items” under generally accepted accounting principles. We consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. FFO should not be considered an alternative to cash flows from operating, investing and financing activities in accordance with general accepted accounting principles and is not necessarily indicative of cash available to meet cash needs. Our computation of FFO may differ from the methodology for calculating FFO utilized by other equity REITs and, therefore, may not be comparable to such other REITS. FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income as an indication of our performance, or of cash flows as a measure of liquidity. Please see reconciliation of Net Income to FFO in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For the year ended December 31, 2004, FFO includes an impairment charge of $2.4 million related to two single tenant, non-core assets. For the year ended December 31, 2004, FFO includes deferred merger costs of $1.7 million resulting from shares issued to our CEO from the sale of his advisory company to us in June 1998. For the year ended December 31, 2008, FFO includes an impairment charge of $1.5 million related to four properties that represent non-core real estate assets, one of which was sold in July 2008. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.

(2)	Operating expenses for the year ended December 31, 2004 include a charge of $1.7 million resulting from shares issued to our CEO as deferred merger cost stemming from the sale of his advisory company to us in June 1998.

(3)	Income from discontinued operations in 2004 includes an impairment charge of $2.4 million, resulting from two asset impairments and corresponding write-downs of value. Income from discontinued operations in 2008 includes impairment charge of $632,000 related to two properties that represent non-core real estate assets, both of which were disposed of during 2008.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major growth markets throughout the United States. For 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, AmREIT also owns, develops and manages Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. AmREIT creates value for its clients and investors through its expertise in development, redevelopment and daily operation of these properties.
During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more confirming structure that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:
•	Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the fund raising business. Additionally, we suspended the REITPlus, Inc. best efforts equity offering. Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.5 million during 2008 and have reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•	Phase II will consist of changes which are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our class A common shares from trading on the NYX. Our class A common shares are therefore no longer traded on a national exchange. Additionally, we have announced the potential merger of AmREIT into REITPlus, resulting in a combined, conforming entity with a single class of common stock.

•	Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move into recovery.
On January 7, 2009, our Board of Trust Managers approved in concept the merger of AmREIT with REITPlus, an affiliated non-traded REIT that we sponsored in 2007. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger will be subject to appraisal of AmREIT and REITPlus’s real estate properties, valuation by a third party investment banking firm of AmREIT’s three classes of common stock, entry into a definitive merger agreement, approval of shareholders of both REITs and other customary closing conditions. We believe these steps would better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an IPO and re-listing of its shares.
Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas should produce stable earnings and growth opportunities in future years. We continually monitor the sales trends and creditworthiness of our tenants. Our acquisitions program is sensitive to changes in interest rates. As of December 31, 2008, 74% of our outstanding debt had a long-term fixed interest rate with an average term of 6.5 years. Our philosophy continues to be matching long-term leases with long-term debt structures while keeping our debt to total assets (at fair value) ratio less than 55%.
Our structure consists of two distinct companies: an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group.
Portfolio of Irreplaceable Corners
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with the following characteristics:
•	Located on a corner in major metropolitan area

•	High barriers to entry

•	High daytime and evening population

•	High count of cars per day

•	High average household income within 3-5 mile radius
As of December 31, 2008, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to be in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of December 31, 2008, our operating properties are leased at 98.4% based on leasable square footage compared to 98.1% as of December 31, 2007.
Advisory Business
For 25 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. AmREIT creates value for its clients and investors through its expertise in development, redevelopment and daily operation of these properties.
The advisory business invests in and actively manages six merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and REITPlus, Inc. We invest in the limited partnerships we manage as both the general partner and as a limited partner, and, in REITPlus, we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, therefore linking our success to that of the investors in our managed funds. Within our asset advisory business we manage an additional $259 million in assets, representing 27 properties, all located in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $172 million. We also manage an additional $214 million in institutional assets under management, and $70 million of institutional equity under management.
Real Estate Development and Operating Group
Our real estate operating and development business is comprised of a fully integrated real estate team that works directly with landlords, builders and developers. This team is primarily focused on managing, leasing and creating value on our owned and managed portfolio of Irreplaceable Corners and gives us a competitive edge on pricing and development opportunities. Having a full complement of real estate professionals helps secure strong tenant relationships for both our portfolio and the merchant development portfolios managed by our advisory business.
Summary of Critical Accounting Policies
Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, the regular evaluation of whether the value of a real estate asset has been impaired, the allowance for uncollectible accounts, derivative valuation, and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable based on the circumstances.
Revenue Recognition — We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of the tenant improvements. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete.
Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. We record our prorate share of income or loss from the underlying entity based on our ownership interest. In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to Monthly Income and Growth Fund IV (“MIG IV”). Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a remaining 10% interest in Woodlake Square. Also in 2007, we invested $3.8 million in AmREIT Woodlake Pointe, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a 10% interest in Borders Shopping Center. In the first quarter of 2008, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, for a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. During the third quarter of 2008, we sold our remaining interest in Shadow Creek Ranch to REITPlus. Pursuant to the purchase agreement, the interest in the property was sold at its carrying value, resulting in no gain or loss.
The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate. Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.
We have been engaged to provide various real estate services, including development, construction (discontinued operations), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.
Real Estate Valuation — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, the Company expenses these costs as acquisition expenses. When we classify a property as held for sale, we record the property at the lower of its cost or its market value in accordance with GAAP.
Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. We make significant assumptions in the review including, but not limited to, the lease —up period, holding period, rental rates and capital expenditures. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.
Valuation of Receivables — An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

Real Estate Acquisitions — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where the Company owns the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and include significant estimates.
Derivative Financial Instruments—We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes.
SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. Valuations are not actual market prices at which an offer would be for unwinding any transactions, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. FASB delayed the effective date for non-financial assets and liabilities for our fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 related to our financial assets and liabilities effective January 1, 2008 did not have a material effect on our results of operations or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements. We expect that the impact of our adoption of SFAS 160 will be to increase our shareholders’ equity as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008. We are currently evaluating the application of this statement and its effect upon our consolidated financial statements.
Liquidity and Capital Resources
At December 31, 2008 and December 31, 2007, our cash and cash equivalents totaled $2.3 million and $1.2 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities are as follows for the three years ended December 31, (in thousands):

	2008	2007	2006

Operating activities	$10,229	$10,950	$18,147
Investing activities	$8,980	$(23,965)	$(23,980)
Financing activities	$(18,095)	$10,821	$3,333
Cash flows from operating activities and investing activities have been the principal sources of capital to fund our ongoing operations and dividends. Our cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, are expected to provide the necessary capital to maintain and operate our properties as well as execute our growth strategies.
Additionally, as part of our investment strategy, we constantly evaluate our property portfolio, systematically selling off any non-core or underperforming assets and replacing them with Irreplaceable Corners and other core assets. We anticipate that we will continue to increase our operating cash flow by selling any underperforming assets and deploying the capital generated into high-quality income-producing retail real estate assets
Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows decreased by $721,000 for 2008 when compared to 2007. Our net income decreased by approximately $5.4 million from the 2007 period to the 2008 period. This net income reduction was partially mitigated from a cash flow standpoint due to the non-cash nature of the $1.5 million impairment charge as well as the $1.9 million non-cash portion of our $2.5 million restructuring charge. Additionally, during the 2008 period, we had a $4.2 million increase in working capital cash flows, which was driven primarily by a $5.7 million increase in cash flows related to our related party receivables. This increase in working capital cash flows was partially offset by a $2.5 million reduction in cash flows from our activities related to real estate that we acquire for resale. During the 2008 period, we purchased one property for $2.5 million and generated $466,000 in proceeds from the sale of one property versus the 2007 period wherein we generated $1.4 million in proceeds from the sale of one property.
Cash provided by investing activities as reported in the consolidated statements of cash flows increased by approximately $32.9 million when compared to 2007. This increase is primarily attributable to a $10.6 million decrease in property acquisitions during 2008, coupled with an increase of $13.9 million in cash flows attributable to our investments in affiliates. Additionally, we sold three investment properties in 2008 which generated proceeds of $3.5 million and made no such sales in 2007. With respect to investment property acquisitions during 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas and in February 2009 we completed the development of a Walgreen’s Drug Store that is subject to an executed long-term lease. In February 2007, we acquired the Woodlands Mall Ring Road which represents 66,000 square feet of gross leaseable area in Houston, Texas. With respect to investments made in affiliates, we made a $5.1 million investment during the first quarter of 2008 in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. During 2008, we sold that investment at cost to one of our affiliates, REITPlus. Additionally during 2008, we sold to MIG IV for $5.2 million a 20% interest in Woodlake Square and Westheimer Gessner which we acquired in 2007. Additionally, during 2008, the net proceeds from our loans to affiliates were $5.4 million, which was comprised of a $4.0 million increase in payments during the period, and a $1.4 million decrease in outstanding affiliate loans. As part of our treasury management function, we have historically placed excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. Such financing has been provided to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in as the lender and provide financing on the same terms as the third-party lender. These loans are unsecured, bear a market rate of interest and are due upon demand. We are no longer providing this type of financing to our merchant development funds and are receiving payments on these notes receivable as the funds generate liquidity from property dispositions and from financings with third parties. These investing cash flow increases were partially offset by a $1.7 million investment in receivables purchased in conjunction with the acquisition of the Shadow Creek Ranch Shopping Center by our affiliated funds. Our $1.7 million investment in the receivable is to be funded by 33% of all sales tax revenues generated by the shopping center. We expect to be fully collect on this investment by July 2012.
Cash provided by financing activities as reported in the consolidated statements of cash flows decreased by approximately $28.9 million when compared to 2007. The decrease was primarily the result of a $33.9 million reduction in net proceeds from notes payable during the 2008 period when compared to the 2007 period. During 2007, we drew down approximately $30.3 million in the aggregate on our credit facility in order to finance the acquisition of the Woodlands Ground Leases, the investments we made in other affiliates on behalf of REITPlus and the redemption of our remaining class B common shares. Additionally, during 2008 we had an increase in treasury share repurchases of $5.8 million pursuant to our approved share repurchase program. These decreases in financing cash inflows were partially offset by a $9.3 million reduction in the retirement of common shares as well as a related $1.5 million reduction in common dividends paid on those shares. In December 2007, we redeemed the remaining Class B shares for $9.3 million.
We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of December 31, 2008, we are able to borrow up to $31.5 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. During 2008, we violated several covenants which were waived by the lender. As of December 31, 2008, we are in compliance with the debt covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of December 31, 2008, the interest rate was LIBOR plus 3.00%. As of December 31, 2008 and 2007, there was $27.4 million and $30.4 million outstanding on the credit facility, respectively. As of December 31, 2008, we have approximately $3.1 million available under our line of credit, subject to the covenant provisions discussed above. One of our lenders requires that we maintain a letter of credit in the amount of $1 million. This letter of credit was issued by the lender on our credit facility,and is treated as outstanding for puposes of determining our availability under the line of credit. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.
During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the REIT sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations described below, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants or the acceleration of our unsecured credit facility due to our breach of a covenant could cause our 2009 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our dividends or elect to pay our dividends in shares of stock. On October 30, 2009 our unsecured credit facility matures, and we cannot predict whether the credit markets or equity capital markets will be accessible at that time at a reasonable price.
Our credit facility matures in October 2009. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties currently held for sale as of December 31, 2008, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable.
Contractual Obligations
As of December 31, 2008, we had the following contractual debt obligations (see also Note 7 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt):

	2009	2010	2011	2012	2013	Thereafter	Total
Unsecured debt:
Revolving credit facility*	$27,411	$—	$—	$—	$—	$—	$27,411
Secured Debt**	5,444	1,554	21,682	36,943	425	$90,494	156,542
Interest*	8,857	7,821	7,525	5,730	5,222	21,310	56,465
Non-cancelable operating lease payments	219	23	23	—	—	—	265

Total contractual obligations	$41,931	$9,398	$29,230	$42,673	$5,647	$111,804	$240,683

*	Interest expense includes our interest obligations on our revolving credit facility as well as on our fixed-rate loans. Our revolving credit facility is a variable-rate debt instrument, and the outstanding balance tends to fluctuate throughout the year based on our liquidity needs. This table assumes that the balance outstanding ($27.4 million) and the interest rate as of December 31, 2008 (3.4%) remain constant through maturity.

**	Secured debt as shown above is $400,000 less than total secured debt as reported in the accompanying balance sheet due to the premium recorded on above-market debt assumed in conjunction with certain of our property acquisitions.
During 2008, we paid dividends to our shareholders of $12.8 million, compared with $14.9 million in 2007. The class A, C and D shareholders receive monthly dividends and the class B shareholders receive quarterly dividends. All dividends are declared at the discretion of the Board of Trust Managers. The dividends by class follow (in thousands):

	Class A	Class B		Class C	Class D
2008
Fourth Quarter	$655	$—		$723	$1,782
Third Quarter	$670	$—		$723	$1,783
Second Quarter	$719	$—		$723	$1,781
First Quarter	$773	$—		$723	$1,775
2007
Fourth Quarter	$785	$1,097	(1)	$721	$1,783
Third Quarter	$793	$191		$720	$1,783
Second Quarter	$796	$192		$726	$1,791
First Quarter	$785	$194		$725	$1,786

(1)—	Includes a $933,000 redemption premium associated with the redemption of the remaining Class B Shares in December 2007.
Until we acquire properties, we use our funds to pay down outstanding debt under the credit facility. Thereafter, any excess cash is invested in short-term investments or overnight funds. This investment strategy allows us to manage our interest costs and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.
Inflation has had very little effect on our income from operations. We expect that increases in store sales volumes due to inflation as well as increases in the Consumer Price Index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
Results of Operations
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
Total revenues increased by $1.5 million, or 4%, to $40.1 million in 2008 as compared to $38.6 million in 2007. This increase was primarily attributable to an increase in rental revenues, construction management fee income, and asset management fee income offset by a decrease in real estate fee income.

Rental revenues increased by $1.9 million, or 6%, to 33.8 million in 2008 as compared to $31.9 million in 2007. The increase was primarily due to an increase in base rent attributable to the Woodlands ground leases, which we acquired in February 2007, as well as an increase in tenant reimbursements of taxes, maintenance expenses.
Real estate fee income decreased approximately $927,000, or 18%, to $4.3 million in 2008 as compared to $5.2 million in 2007. The decrease is primarily attributable to a decrease in development fees resulting from a decreased number of development projects in 2008.
Construction management fee income- related party increased $237,000, or 141%, to $405,000 in 2008 as compared to $168,000 in 2007. This increase is due to an increase in construction management fees primarily attributable to a large redevelopment project owned by one of our merchant development funds which commenced during 2008.
Asset management fee revenues increased $212,000, or 16%, to $1.5 million in 2008 as compared to $1.3 million in 2007 primarily due to an increase in capital under management as a result of capital-raising by our merchant development funds during 2008.
Expenses
Total operating expenses increased by $4.1 million, or 17%, to $28.3 million in 2008 as compared to $24.2 million in 2007. This increase was primarily attributable to increases in general and administrative, property expense, impairment charge and depreciation and amortization offset by a decrease in real estate commissions.
General and administrative expense increased by $986,000, or 15%, to $7.7 million in 2008 as compared to $6.8 million in 2007. The increase was primarily due to due diligence costs incurred in connection with a pending transaction.
Property expense increased by $1.5 million, or 20%, to $8.9 million in 2008 as compared to $7.4 million in 2007. During 2008 we recorded $1.1 million of bad debt expense related to tenant collections. Our bad debts are primarily associated with a small number of major tenants, two of which declared bankruptcy during 2008 and another which vacated their space during the second quarter of 2008. Additionally, we incurred non-reimbursable structural repairs of $236,000 on one of our properties during 2008.
Impairment charge increased by $863,000, or 100%, to $863,000 in 2008 as compared to $0 in 2007. During 2008, we recorded an impairment related to 2 non-core real estate assets whose carrying values exceeded their net realizable values.
Depreciation and amortization increased by $1.1 million, or 14%, to $9.0 million in 2008 compared to $7.9 million in 2007. This increase was primarily attributable to accelerated depreciation related to two tenants that terminated their leases during 2008 prior to lease expiration.
Real estate commission expense decreased by $320,000, or 70%, to $139,000 in 2008 compared to $459,000 in 2007. This reduction in real estate commission expense is attributable to reduced transactional activity during 2008, consistent with out reduction in real estate fee income described above.
Other
Interest expense increased by $681,000, or 7%, to $10.5 million in 2008 as compared to $9.8 million in 2007. The increase is primarily attributable to an increase in the average outstanding balance during 2008 as a result of the buyback of our Class A common shares as well as our acquisition of a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant.
Income from merchant development funds and other affiliates decreased by $1.0 million, or 684%, to a loss of $894,000 as compared to income of $153,000 in 2007. The decrease is mainly due to a decrease in income recognized during the 2008 period related to our promoted general partner interest in AmREIT Opportunity Fund, LP. Additionally, we recorded a net loss related to our investment in AmREIT Woodlake, LP and Woodlake Pointe, LP during the 2008 period. We invested in AmREIT Woodlake, LP August 2007 and Woodlake Pointe, LP which we invested in November 2007.
Loss from discontinued operations increased by $1.3 million, or 149%, to a loss of $2.1 million in 2008 as compared to a loss of $854,000 in 2007. The increase is mainly attributable to our Company restructuring in 2008. As a result of this restructure, we incurred $2.5 million related to the write-off of organization and offering costs and severance costs related to employees terminated as part of the restructuring. Additionally, the net loss generated by our fund raising business, which we discontinued as part of the restructuring, increased during 2008 as a result of a reduction in capital-raising activities. The total loss resulting from the restructuring charges were offset by net gains on the disposition of properties of $1.0 million.

Results of Operations
Comparison of the year ended December 31, 2007 to the year ended December 31, 2006
The results of operations for the year ended 2007 and 2006 have been adjusted to reflect the discontinuation of our general contracting business, our fund-raising business, and certain of our properties.
Total revenues increased by $231,000, or 1%, in 2007 to $38.6 million in 2007 as compared to $38.4 million in 2006. This increase was primarily attributable to an increase in rental revenues and asset management fees, offset by a decrease in real estate fee income.
Rental revenues increased by $2.7 million, or 10%, to $31.9 million in 2007 as compared to $29.1 million in 2006. This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007.
Real estate fee income decreased approximately $3.1 million , or 37%, to $5.2 million in 2007 as compared to $8.3 million in 2006. The decrease is a result of decreased acquisition fees earned on property transactions within our merchant development funds. During 2007, we acquired three properties with a total gross lease-able area of approximately 288,000 square feet within our merchant development funds compared to eight properties in 2006 with a total gross lease-able area of approximately 1.0 million square feet.
Asset management fee income increased by $466,000, or 57%, to $1.3 million in 2007 as compared to $823,000 in 2006 primarily due to an increase in capital under management as a result of capital-raising within our merchant development funds during 2007.
Expenses
Total operating expenses decreased by $826,000, or 3%, to $24.2 million in 2007 from $25.0 million in 2006. This decrease was primarily attributable to decreases in depreciation and amortization and real estate commissions. These decreases were partially offset by increases in general and administrative and property expense.
Depreciation and amortization decreased by $906,000, or 10%, to $7.9 million in 2007 compared to $8.8 million in 2006. The decrease in depreciation and amortization is attributable to capitalized leasing costs that became fully amortized upon expiration of the related leases in 2006 as well as in 2007. This decrease was partially offset by increased depreciation and amortization during 2007 related to Uptown Dallas which was acquired in March 2006.
Real estate commission expense decreased by $583,000, or 56%, to $459,000 in 2007 as compared to $1.0 million in 2006. This reduction in real estate commission expense is consistent with the reduction in revenues described above.
General and administrative expense increased by $54,000, or 1%, to $6.8 million in 2007 as compared to $6.8 million in 2006. The increase is primarily attributable to an increase in personnel in order to appropriately match our resources with the growth in our portfolio as well as in our real estate operating and development activities.
Property Expense increased by $560,000, or 8%, to $7.4 million in 2007 as compared to $6.8 million in 2006. This increase is attributable to the acquisition of Uptown Dallas in March 2006 and the Woodlands ground leases in February 2007.
Other
Interest expense increased by $2.0 million, or 25%, to $9.8 million in 2007 compared to $7.8 million in 2006. The increase in interest expense is primarily attributable to the Woodlands Ground lease acquisition in January 2007, as well as additional draw-downs on our line of credit related to the tender of the Class B shares.
Income from merchant development funds and other affiliates decreased by $814,000, or 84%, to $153,000 in 2007 from $967,000 in 2006. The decrease is mainly due to a $465,000 decrease in income associated with our 25% limited partner interest in West Road Plaza, which was sold during 2006. Additionally, in 2007 we recognized $185,000 in losses related to our 30% limited partner interest in Woodlake Square.
Loss from discontinued operations decreased by $1.0 million, or 572%, to a loss of $854,000 in 2007 compared to income of $181,000 in 2006. The decrease is primarily attributed to a reduction in capital-raising activities.
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
Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	2008	2007	2006
Income — before discontinued operations	$1,938	$6,105	$7,382
Income (Loss) — from discontinued operations	(2,126)	(854)	181
Plus depreciation of real estate assets — from operations	8,845	7,742	8,628
Plus depreciation of real estate assets — from discontinued operations	74	136	153
Adjustments for nonconsolidated affiliates	849	476	133
Less gain on sale of real estate assets acquired for investment	(924)	—	(285)
Less class B, C & D distributions	(10,013)	(11,709)	(11,442)

Total Funds From Operations available to class A shareholders	($1,357)	$1,896	$4,750
For the year ended December 31, 2008, FFO includes an impairment charge of $1.5 million related to four properties that represent non-core real estate assets, one of which was sold in July 2008. FFO for the year ended December 31, 2008 also includes a restructuring charge of $2.5 million related to the wind-down of our fund raising business and general contracting operations, including severance costs related to the employees terminated as part of the restructuring.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest-rate changes primarily related to the variable interest rate on our credit facility and related to the refinancing of long-term debt which currently contains fixed interest rates. To achieve these objectives, we borrow primarily at fixed interest rates. To achieve these objectives, we borrow primarily at fixed interest rates, and we occasionally enter into interest-rate swaps as part of our interest-rate risk management approach.
As of December 31, 2008, the carrying value of our debt obligations associated with assets held for investment was $184.4 million, $135.9 million of which represented fixed rate obligations with an estimated fair value of $140.3 million. As of December 31, 2007, the carrying value of our total debt obligations was $168.6 million, $138.1 million of which represented fixed-rate obligations with an estimated fair value of $139.1 million. The remaining $48.4 million of our debt obligations have a variable interest rate. Such debt has market-based terms, and was renegotiated in November and December 2008; therefore management believes its carrying value is therefore representative of its fair value as of December 31, 2008. We entered into an interest rate swap agreement related to a $17.0 million variable-rate note collateralized by our MacArthur Park property, the effect of which was to convert these variable interest payments to fixed payments throughout the term of the note. In the event interest rates on our variable rate debt, excluding the debt where payments have been fixed through an interest-rate swap, were to increase 100 basis points, annual net income, FFO and future cash flows would decrease by $314,000 based on the variable-rate debt outstanding at December 31, 2008.
The discussion above considers only those exposures that exist as of December 31, 2008. It, therefore, does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data
(a)	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2008 and 2007

		Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule (unaudited)

		Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Management’s Report on Internal Control over Financial Reporting
AmREIT and its subsidiaries maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of the AmREIT’s principal executive officer and principal financial officer and effected by AmREIT’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
AmREIT’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of AmREIT’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT are being made only in accordance with authorizations of management and trust managers of AmREIT; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of AmREIT’s assets that could have a material effect on the financial statements.
AmREIT’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for AmREIT. Management, with the participation of AmREIT’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of AmREIT’s internal control over financial reporting, AmREIT’s management along with the Chief Executive and Chief Financial Officer believe that AmREIT’s internal control over financial reporting is effective as of December 31, 2008.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Controls

There has been no change to our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable
PART III
Item 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 20, 2009.
Item 11. Executive Compensation
Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 20, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We are authorized to grant stock options up to an aggregate of 1,288,739 shares of common stock outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or as options that are not intended to qualify as incentive stock options. All of our equity compensation plans were approved by security holders. Information regarding our equity compensation plans was as follows as of December 31, 2008:

(c)
Number of
securities
remaining available
for future
	(a)		issuances under
	Number of		equity compensation
	securities to be	(b)	plans (excluding
	issued upon	Weighted average	securities
Plan	exercise of	exercise price of	reflected in column
Category	outstanding options	outstanding options	(a))

Equity compensation plans approved by security holders.	—	—	1,288,739

Equity compensation plans not approved by security holders.	—	—	—

TOTAL			1,288,739
Information relating to the security ownership of certain beneficial owners and management is incorporated by reference from our proxy statements, relating to our annual meeting of shareholders to be held on May 20, 2009.
Item 13. Certain Relationships, Related Transactions and Trust Manager Independence

Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 20, 2009.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item is incorporated by reference from our Proxy Statement, relating to our annual meeting of shareholders to be held on May 20, 2009.
PART IV
Item 15. Exhibits, Financial Statements and Schedules
(a)	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm

		Consolidated Balance Sheets as of December 31, 2008 and 2007

		Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule (unaudited)

		Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation

(b)		Exhibits

3.1	Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2	By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.2	Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.3	Eighth Modification Agreement, effective November 4, 2005 by and between AmREIT and Wells Fargo Bank, relating to a $40,000,000 loan and modifying the September 4, 2003 Revolving Credit Agreement (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.4	Revolving Credit Agreement, dated effective as of October 30, 2007 by and between AmREIT as borrower and Wells Fargo Bank.

10.5*	Amended and Restated Revolving Credit Agreement, dated effective as of November 21, 2008 by and between AmREIT as borrower and Wells Fargo Bank, National Association as Lender.

21.1 *	Subsidiaries of the Company

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated December 31, 2008.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated December 31, 2008.

32.1 **	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith
Items 5, 6, 7, 7A and 8 of Part II and Item 15 of Part IV of this Form 10-K contain the financial statements, financial statement schedule and other financial information. No Annual Report or proxy material has yet been provided to security holders with respect to 2008.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 13th of March 2009 by the undersigned, thereunto duly authorized.

AmREIT
/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ H. Kerr Taylor H. KERR TAYLOR President, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ Robert S. Cartwright, Jr. ROBERT S. CARTWRIGHT, JR., Trust Manager	March 27, 2009

/s/ Philip W. Taggart PHILIP W. TAGGART, Trust Manager	March 27, 2009

/s/ H.L. Rush, Jr. H.L. RUSH, JR., Trust Manager	March 27, 2009

/s/ Brett P. Treadwell BRETT P. TREADWELL, Managing Vice President — Finance (Principal Accounting Officer)	March 27, 2009

AmREIT AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Board of Trust Managers and Shareholders
AmREIT:
We have audited the accompanying consolidated balance sheets of AmREIT and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
KPMG LLP
Houston, Texas
March 27, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31 2008 and 2007
(in thousands, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Real estate investments at cost:
Land	$130,438	$130,563
Buildings	140,711	141,045
Tenant improvements	9,552	10,105

	280,701	281,713
Less accumulated depreciation and amortization	(19,721)	(15,626)

	260,980	266,087

Real estate held for sale and investment in direct financing leases held for sale, net	2,662	22,438
Net investment in direct financing leases held for investment	18,884	2,058
Acquired lease intangibles, net	9,446	13,096
Investment in merchant development funds and other affiliates	4,496	10,514

Net real estate investments	296,468	314,193

Cash and cash equivalents	2,335	1,221
Tenant receivables, net	3,717	4,398
Accounts receivable, net	1,979	1,251
Accounts receivable — related party	1,441	5,386
Notes receivable	5,533	—
Notes receivable — related party	5,307	10,442
Deferred costs, net	2,556	2,472
Other assets	7,691	4,824

TOTAL ASSETS	$327,027	$344,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$184,352	$168,560
Notes payable, held for sale	—	12,811
Accounts payable and other liabilities	7,071	8,129
Acquired below market lease intangibles, net	2,112	3,401
Deferred gain on sale of property	2,919	—
Security deposits	705	674

TOTAL LIABILITIES	197,159	193,575

Minority interest	1,244	1,179

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common shares, $.01 par value, 50,000,000 shares authorized, 6,634,489 and 6,626,559 shares issued and outstanding, respectively	66	66
Class C common shares, $.01 par value, 4,400,000 shares authorized, 4,139,802 and 4,143,971 shares issued and outstanding, respectively	41	41
Class D common shares, $.01 par value, 17,000,000 shares authorized, 10,993,010 and 11,045,763 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,350	185,165
Accumulated distributions in excess of earnings	(46,383)	(33,365)
Accumulated other comprehensive income	(409)	—
Cost of treasury shares, 1,355,405 and 337,308 Class A common shares, respectively	(10,151)	(2,584)

TOTAL SHAREHOLDERS’ EQUITY	128,624	149,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$327,027	$344,187

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	Year to date ended December 31,
	2008	2007	2006
Revenues:
Rental income from operating leases	$31,805	$29,842	$27,138
Earned income from direct financing leases	2,009	2,026	2,030
Real estate fee income	438	1,196	1,334
Real estate fee income — related party	3,877	4,046	6,983
Construction management fee income	46	61	63
Construction management fee income — related party	405	168	26
Asset management fee income — related party	1,501	1,289	823

Total revenues	40,081	38,628	38,397

Expenses:
General and administrative	7,771	6,785	6,839
Property expense	8,905	7,400	6,840
Legal and professional	1,618	1,621	1,464
Real estate commissions	139	459	1,042
Depreciation and amortization	9,006	7,902	8,808
Impairment Charge	863	—	—

Total expenses	28,302	24,167	24,993

Operating income	11,779	14,461	13,404

Other income (expense):
Interest and other income — related party	1,162	1,103	1,425
Income (loss) from merchant development funds and other affiliates	(894)	153	967
Income tax benefit (expense) for taxable REIT subsidiary	696	321	(542)
Interest expense	(10,474)	(9,793)	(7,814)
Minority interest in loss of consolidated joint ventures	(331)	(140)	(58)

Income before discontinued operations	1,938	6,105	7,382

Loss from discontinued operations, net of taxes	(2,355)	(854)	(201)
Gain on sales of real estate acquired for resale, net of taxes	229	—	382

Income (loss) from discontinued operations	(2,126)	(854)	181

Net income (loss)	(188)	5,251	7,563

Distributions paid to class B, C and D shareholders	(10,013)	(11,709)	(11,442)

Net loss available to class A shareholders	$(10,201)	$(6,458)	$(3,879)

Net loss per class A common share — basic and diluted
Loss before discontinued operations	$(1.42)	$(0.88)	$(0.64)
Income (loss) from discontinued operations	$(0.38)	$(0.13)	$0.03

Net loss	$(1.80)	$(1.01)	$(0.61)

Weighted average class A common shares used to compute net loss per share, basic and diluted	5,667	6,358	6,300

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands)

			Accumulated	Accumulated
		Capital in	distributions	other	Cost of
	Common Shares	excess of	in excess of	comprehensive	treasury
	Amount	par value	earnings	income	shares	Total
Balance at December 31, 2005	$238	$204,331	$(16,736)	$—	$(548)	$187,285

Net income	—	—	7,563		—	7,563
Deferred compensation issuance of restricted shares, Class A	—	(987)	—		1,264	277
Repurchase of common shares, Class A	—	—	—		(2,840)	(2,840)
Repurchase of common shares, Class B	(11)	(9,220)	—		—	(9,231)
Amortization of deferred compensation	—	556	—		—	556
Issuance of common shares, Class C	2	1,726	—		—	1,728
Retirement of common shares, Class C	(2)	(1,506)	—		—	(1,508)
Issuance of common shares, Class D	5	4,554	—		—	4,559
Retirement of common shares, Class D	(5)	(4,758)	—		—	(4,763)
Distributions	—	—	(14,576)		—	(14,576)

Balance at December 31, 2006	$227	$194,696	$(23,749)	$—	$(2,124)	$169,050

Net income	—	—	5,251		—	5,251
Deferred compensation issuance of restricted shares, Class A	—	(749)	—		837	88
Issuance of common shares, Class A	1	—	—		—	1
Repurchase of common shares, Class A	—	—	—		(1,297)	(1,297)
Repurchase of common shares, Class B	(11)	(9,274)	—		—	(9,285)
Amortization of deferred compensation	—	739	—		—	739
Issuance of common shares, Class C	2	1,721	—		—	1,723
Retirement of common shares, Class C	(2)	(1,754)	—		—	(1,756)
Issuance of common shares, Class D	5	4,412	—		—	4,417
Retirement of common shares, Class D	(5)	(4,626)	—		—	(4,631)
Distributions	—	—	(14,867)		—	(14,867)

Balance at December 31, 2007	$217	$185,165	$(33,365)	$—	$(2,584)	$149,433

Net (loss)	—	—	(188)		—	(188)
Fair value of hedge liability		—		(409)		(409)
Deferred compensation issuance of restricted shares, Class A	—	492	—		(559)	(67)
Issuance of common shares, Class A	—	47	—		67	114
Repurchase of common shares, Class A	—	—	—		(7,075)	(7,075)
Amortization of deferred compensation	—	437	—		—	437
Issuance of common shares, Class C		1,545	—		—	1,545
Retirement of common shares, Class C		(1,590)	—		—	(1,590)
Issuance of common shares, Class D		4,016	—		—	4,016
Retirement of common shares, Class D		(4,762)	—		—	(4,762)
Distributions	—	—	(12,830)		—	(12,830)

Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$(10,151)	$128,624

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(188)	$5,251	$7,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment in real estate acquired for resale	(2,476)	—	(3,331)
Proceeds from sales of real estate acquired for resale	466	1,399	2,190
Gain on sales of real estate acquired for resale	(229)	—	—
Gain on sales of real estate acquired for investment	(924)	—	(382)
Impairment charge	1,494	—	(285)
Bad debt expense	1,403	—	—
Restructuring charges	1,919	—	—
Loss (Income) from merchant development funds and other affiliates	894	(153)	(967)
Cash receipts (payments) related to deferred related party fees	(400)	851	—
Depreciation and amortization	9,081	8,071	9,214
Amortization of above/below market rent	(944)	(298)	(158)
Amortization of loan premium and financing cost	113	(27)	(232)
Amortization of deferred compensation	437	739	556
Minority interest in income of consolidated joint ventures	331	139	56
Distributions from merchant development funds and other affiliates	539	467	1,857
Decrease in tenant receivables	(473)	(68)	(1,198)
Decrease in accounts receivable	453	521	35
Decrease (Increase) in accounts receivable — related party	2,026	(3,721)	2,493
Cash receipts from direct financing leases more than income recognized	209	112	8
Increase in other assets	(2,370)	(962)	(296)
Increase (decrease) in accounts payable and other liabilities	(693)	(1,377)	1,002
Decrease in accounts payable — related party	(469)	—	—
Increase in security deposits	30	6	22

Net cash provided by operating activities	10,229	10,950	18,147

Cash flows from investing activities:
Improvements to real estate	(3,107)	(3,735)	(4,026)
Acquisition of investment properties	—	(10,610)	(24,518)
Loans to affiliates	(4,986)	(6,423)	(22,069)
Payments from affiliates	10,121	6,085	23,197
Investment in receivable	(1,621)	—	—
Additions to furniture, fixtures and equipment	(120)	(75)	(128)
Proceeds from sale to related party of investment in other affiliates	10,126	—	—
Investment in merchant development funds and other affiliates	(5,490)	(9,263)	(1,055)
Distributions from merchant development funds and other affiliates	333	235	137
Proceeds from sale of investment property	3,530	—	4,466
Decrease (increase) in preacquisition costs	194	(179)	16

Net cash provided by (used in) investing activities	8,980	(23,965)	(23,980)

Cash flows from financing activities:
Proceeds from notes payable	66,037	104,811	82,650
Payments of notes payable	(62,817)	(67,658)	(52,652)
Increase in deferred costs	(508)	(542)	(130)
Purchase of treasury shares	(7,075)	(1,297)	(2,610)
Issuance of common shares	81	—	—
Retirement of common shares	(6,352)	(15,669)	(15,502)
Issuance costs	(42)	(12)	(82)
Common dividends paid	(7,261)	(8,715)	(8,246)
Distributions to minority interests	(158)	(97)	(95)

Net cash provided by (used in) financing activities	(18,095)	10,821	3,333

Net increase (decrease) in cash and cash equivalents	1,114	(2,194)	(2,500)
Cash and cash equivalents, beginning of period	1,221	3,415	5,915

Cash and cash equivalents, end of period	$2,335	$1,221	$3,415

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$10,683	$9,708	$7,861
Income taxes	210	867	945
Supplemental schedule of noncash investing and financing activities
During 2008 and 2007, 0 and 49,000 class B common shares, respectively were converted to class A common shares. Additionally, during 2008 and 2007, we issued class C common and D common shares with a value of $5.6 and $6.2 million in satisfaction of dividends through the dividend reinvestment program.
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
During 2008, we reclassified $23.7 of assets held for sale back to held for use as a result of those assets not being sold within a twelve month period.
See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major growth markets throughout the United States. For 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.
Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with high barriers to entry, high daytime and evening population, high rate of cars per day and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, Our advisory business invests in and advises seven merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located on dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.
During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more confirming structure that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:
•	Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the fund raising business. Additionally, we suspended the REITPlus, Inc. best efforts equity offering. Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.5 million during 2008 and have reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•	Phase II will consist of changes which are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our class A common shares from trading on the NYX. Our class A common shares are therefore no longer traded on a national exchange. Additionally, we have announced the potential merger of AmREIT into REITPlus, resulting in a combined, conforming entity with a single class of common stock.

•	Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move into recovery.
On January 7, 2009, our Board of Trust Managers approved in concept the merger of AmREIT with REITPlus, an affiliated non-traded REIT that we sponsored in 2007. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger will be subject to appraisal of AmREIT and REITPlus’s real estate properties, valuation by a third party investment banking firm of AmREIT’s three classes of common stock, entry into a definitive merger agreement, approval of shareholders of both REITs and other customary closing conditions. We believe these steps would better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an IPO and re-listing of its shares.
AmREIT’s direct predecessor, American Asset Advisers Trust, Inc. (“ATI”), was formed as a Maryland corporation in 1993. Prior to 1998, ATI was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, ATI merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control, are accounted for using the equity method, as applicable, the Company consolidates certain joint ventures and partnerships in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). Following consideration under FIN 46(R), if required, the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.
As discussed above, we have exited the general contracting business and the fund-raising business. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying statements of operations. See “Discontinued Operations” below for further detail.
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2008, 2007 and 2006, we recognized percentage rents of $559,000, $669,000, and $760,000, respectively. During the three years in the period ended December 31, 2008, we recognized lease termination fees of $100,000, $266,000, and $700,000, respectively, which have been included in rental income from operating leases. We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.
Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a remaining 10% interest in Woodlake Square. Also in 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV.

Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a 10% interest in Borders Shopping Center. In the first quarter of 2008, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, for a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. During the third quarter of 2008, we sold our remaining interest in Shadow Creek Ranch to REITPlus. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss.
The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Pursuant to SFAS 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.
We have been engaged to provide various real estate services, including development, construction (discontinued operations), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.
REAL ESTATE INVESTMENTS
Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. The Company capitalizes acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs. During the years ended December 31, 2008, 2007 and 2006, interest and taxes in the amount of $106,000, $46,000, and, $57,000, respectively were capitalized on properties under development.
Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.
Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. At December 31, 2008, we owned 2 properties with a carrying value of $2.7 million which were classified as real estate held for sale. At December 31, 2007, we owned 19 properties with a carrying value of $22.4 million which were classified as real estate held for sale. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period.
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
Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. An impairment charge of $1.5 million was recognized for the year ended December 31, 2008 related to four properties that represent non-core real estate assets, two of which were disposed of during 2008. Of the $1.5 million impairment charge, $632,000 is included in discontinued operations. We identified certain indicators of impairment for these non-core properties such as deteriorating macroeconomic conditions as well as their locations in the non-core markets. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. No impairment charges were recognized for the years ended December 31, 2007 and 2006.
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of December 31, 2008 and 2007, we had an allowance for uncollectible accounts of $502,000 and $157,000, respectively, related to our tenant receivables. During 2008, 2007 and 2006, we recorded bad debt expense in the amount of $1.1 million, $55,000 and $236,000, respectively, related to tenant receivables that we specifically identified as potentially uncollectible based on our assessment of the tenant’s credit-worthiness. Our bad debts are primarily associated with a small number of major tenants, one of which declared bankruptcy during the second quarter of 2008 and another which vacated their space during the second quarter of 2008. We had no recoveries of bad debt in 2006 or 2007 related to tenant receivables and recovered $220,000 in 2008. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.
Accounts receivable — Included in accounts receivable are amounts due from clients of our construction services business (discontinued operation) and various other receivables. During December 31, 2008, 2007 and 2006, we recorded bad debt expense of $282,000, $0, and $0 respectively, respectively, related to construction receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. We believe such amounts to be potentially uncollectible based on our assessment of the vendor’s credit-worthiness and other considerations. Bad debt expense and any related recoveries on construction services receivables are included in construction expense. Also included in accounts receivable as of December 31, 2008 is a $1.6 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by 1/3 of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Note receivable — Included in note receivable is a $5.5 million note from the sale of a tract of land adjacent to our Uptown Plaza — Dallas property located outside of downtown Dallas, Texas. During the first quarter of 2009, we expect to collect $1.5 million on this note from the buyer. The note agreement provides that the remaining $4.0 million is due in December 2009 along with interest accrued thereon since inception of the note. With a 30-day notice period, the buyer has a one-time loan extension right to June 30, 2010 with payment of a $50,000 extension fee.
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
DERIVATIVE FINANCIAL INSTRUMENTS
We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes.
SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
DEFERRED COSTS, NET
Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of internal and external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to deferred loan costs as of December 31, 2008 and 2007 totaled $834,000 and $627,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2008 and 2007 totaled $644,000 and $450,000, respectively.
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
The following table presents restricted share activity during the years ended December 31, 2008 and 2007:

	2008		2007
		Weighted Average		Weighted Average
	Non-vested	grant	Non-vested	grant
	Shares	date fair value	Shares	date fair value
Beginning of period	410,830	$7.67	355,599	$7.31
Granted	10,000	6.70	131,334	8.51
Vested	(55,974)	7.68	(50,758)	7.36
Forfeited	(72,551)	7.57	(25,345)	7.53

End of period	292,305	7.67	410,830	7.67

The weighted-average grant date fair value of restricted shares issued during the years ended December 31, 2008 and 2007 was $6.70 per share and $8.51 per share, respectively. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $430,000 and $374,000 respectively. Total compensation cost recognized related to restricted shares during the three years in the period ended December 31, 2008 was $478,000, $739,000 and $556,000, respectively. As of December 31, 2008, total unrecognized compensation cost related to restricted shares was $2.2 million, and the weighted average period over which we expect this cost to be recognized is 3.1 years.
General Partner Profit Participation Interests — We have assigned up to 45% of the residual economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received, as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the retail limited partnerships cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the retail limited partnerships, we recognize expense associated with the assignment of economic interest in our retail limited partnerships as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.
Tax-Deferred Retirement Plan (401k) — We maintain a defined contribution 401k retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our stock are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, up to a maximum employee contribution of 4%. None of the employer contribution can be matched in our stock. As of December 31, 2008, 2007 and 2006, there were 52, 65 and 40 participants enrolled in the plan. Employer contributions to the plan were $109,000, $101,000 and $99,000, for the three years in the period ended December 31, 2008.
Stock Options — We are authorized to grant options on up to an aggregate of 1,288,739 shares of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of December 31, 2008 and December 31, 2007, none of these options have been granted.
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
State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $279,000 for the Texas Margin Tax for both of the years ended December 31, 2008 and December 31, 2007.
EARNINGS PER SHARE
Basic earnings per share has been computed by dividing net income (loss) available to Class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income (as adjusted as appropriate) by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the common class C and class D shares which represent 22.9 million, 19.4 million, and 24.7 million potential common shares for the years ended December 31, 2008, 2007, and 2006, respectively.
The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006

Loss to class A common shareholders	$(10,201)	$(6,458)	$(3,879)
Weighted average class A common shares outstanding	5,667	6,358	6,300
Basic and diluted loss per share	$(1.80)	$(1.01)	$(0.61)
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit as well as our $17.0 million loan on our MacArthur Park property have market-based terms, including a variable interest rate. Accordingly, the carrying value of these debt obligations are representative of their respective fair values. Additionally, our derivative financial instruments are recorded at fair value in the accompanying balance sheets.

SFAS No. 157 defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:
•	Level 1 Inputs — Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs — Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.
SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.
The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2008 (in thousands) :

	Level 1	Level 2	Level 3

Notes Payable			$140,313
Derivative Liability		$409
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements

(“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on the our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any eligible financial assets and liabilities under the provisions of SFAS No. 159.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements. We expect that the impact of our adoption of SFAS 160 will be to increase our shareholders’ equity as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on our results of operations or financial position.
DISCONTINUED OPERATIONS
During the third quarter of 2008, we exited the general contracting business and the fund-raising business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any properties that we have sold during the reporting periods or that were held for sale as of December 31, 2008. We continue to receive cashflows from the general contracting business as we complete our contractual obligations. We expect to cease all of the general contracting operations by the second quarter of 2009. We have 2 properties that were held for sale as of December 31, 2008, and we had 19 properties held for sale as of 2007. During the twelve months ended December 31, 2008, we reclassified to continuing operations $2.0 million of earned income from direct financing leases generated in both 2007 and 2006. The following is a summary of our discontinued operations for the years ended December 31, 2008, 2007, and 2006 (in thousands, except for per share data):

	For the Years Ended December 31,
	2008	2007	2006
Rental revenue	$619	$805	$1,072
Real estate fee income	115	—	—
Construction revenues	8,661	7,416	13,371
Securities commission income	1,365	4,805	6,554
Interest and other income	15	38	—
Gain on sale of real estate held for investment	924	—	285
Gain on sale of real estate held for resale	229	—	382

Total revenues	11,928	13,064	21,664

Other general and administrative	2,321	2,282	2,272
Property expense	249	196	115
Construction costs	8,050	6,906	12,290
Legal and professional	195	171	133
Securities commissions	963	3,989	5,732
Depreciation and amortization	74	136	153
Restructuring charges	2,457	—	—
Impairment charge	632	—	—
Interest expense	315	166	276
Federal income tax expense (benefit)	(1,202)	72	512

Total expenses	14,054	13,918	21,483

Income (Loss) from discontinued operations	(2,126)	(854)	181
Basic and diluted income (loss) from discontinued operations per class A common share	$(0.38)	$(0.13)	$0.03
Restructuring charges — Restructuring charges consists of $1.9 million related to the write-off of organization and offering costs incurred by our securities business on behalf of REITPlus, Inc. and approximately $536,000 related to the wind down and severance costs related to employees terminated as part of the restructuring. Of the $536,000 in costs, $66,000 is attributable to our general contracting business (included in our real estate segment) and $470,000 is attributable to our securities operation. We expect to incur no further severance cost and believe we are complete with our restructuring as of December 31, 2008.
Following is a discussion of significant accounting policies that are applicable to the general contracting and fund-raising business that we exited in the third quarter of 2008:
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

Following are the significant assets and liabilities of our general contracting business:

	2008	2007
Billed receivables
— Third party	$189	$498
— Related party	$511	$1,927
Unbilled receivables
— Third party	$1	$4
— Related party	$—	$(85)
Retention receivables
— Third party	$—	$61
— Related party	$521	$527

Accounts payable/accrued liabilities	$1,180	$1,235
Advances billings	$—	$6
Fund-raising business — Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.
Following are the significant assets and liabilities of our fund-raising business:

	2008	2007
Cash	$141	$1,104
Accounts payable/accrued liabilities	$19	$776
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
RECLASSIFICATIONS
Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation used in the current year consolidated financial statement. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period.

3. OPERATING LEASES
Our operating leases range from one to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2008 is as follows (in thousands):

2009	$24,211
2010	20,517
2011	17,479
2012	15,426
2013	12,902
Thereafter	89,199

$179,734

4. NET INVESTMENT IN DIRECT FINANCING LEASES
The Company’s net investment in its direct financing leases at December 31, 2008 and 2007 included (in thousands):

	Associated with Assets
	Held for Investment		Associated with Assets
	2008	2007	Held for Sale
Minimum lease payments receivable	$40,442	$4,517	$—	$38,142
Unguaranteed Residual Value	1,493	701	—	802
Less: Unearned Income	(23,051)	(3,160)	—	(21,909)

	$18,884	$2,058	$—	$17,035

During 2008, we reclassified $16.8 million of investment in direct financing leases held for sale back to held for use as a result of those assets not being sold within a twelve month period.
A summary of minimum future rentals, exclusive of any renewals, under the non-cancelable direct financing leases in existence at December 31, 2008 is as follows (in thousands):

Associated with Assets
Held for Investment
2009	2,229
2010	2,240
2011	2,241
2012	2,351
2013	2,439
2014-thereafter	28,941

Total	40,441

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
Merchant Development Funds
As of December 31, 2008, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 10.5%. See Note 11 regarding transactions we have entered into with our merchant development funds.
AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of December 31, 2008, AOF has completely liquidated. As the general partner, AOC received a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.
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

REITPlus, Inc.— In November 2007, a registration statement relating to REITPlus, Inc., a $550 million non-traded REIT offering that is advised by one of our wholly-owned subsidiaries, was declared effective by the SEC, allowing REITPlus to begin offering its common stock through our securities operation’s broker-dealer network. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf. On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder. Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP.
A wholly owned subsidiary of AmREIT serves as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees, and transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive or are deemed to have received, their invested capital plus a 7% preferred return. In our capacity as the parent company of the advisor to REITPlus, we have paid organization and offering costs of $1.9 million on its behalf. We recorded these costs as a receivable in the accompanying financial statements. In October 2008, the REITPlus offering was suspended, and capital-raising ceased. As a result, we believe that this receivable is uncollectible and have therefore expensed it as part of the restructuring charge. This restructuring charge was incurred by our fund-raising business and reported in discontinued operations during the year ended December 31, 2008.

The following table sets forth certain financial information for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds (AOF is not included as it is currently in liquidation):

Merchant	Capital
Development	under	LP	GP	Scheduled	Sharing Ratios(1)		LP
Fund	Mgmt.	Interest	Interest	Liquidation	LP	GP	Preference
AIG	$3 million	2.0%	1.0%	2008	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					70%	30%	15%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	2010	99%	1%	8%
					90%	10%	10%
					80%	20%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	2011	99%	1%	8%
					85%	15%	12%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	2012	99%	1%	10%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	2013	99%	1%	8.5%
					0%	100%	40% Catch Up
					60%	40%	Thereafter

REITPlus (2)	$7.5 million	NA	NA	2014	99%	1%	(Note 3)
					85%	15%

(1)	Using AIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2)	REITPlus suspended its offering during October 2008.

(3)	We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchased shares in the public offering. For a description of our subsidiary’s promoted interest in REITPlus, please see the second paragraph under “REITPlus, Inc.” above in the Section 3.
Other Affiliates

Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. We record our prorate share of income or loss from the underlying entity based on our ownership interest.

AmREIT Woodlake, L.P. — In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. — In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Borders Shopping Center, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner.

In June 2008, we sold two-thirds (20%) of our interest in Borders Shopping Center to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. At December 31, 2008, we hold a 10% interest in Borders Shopping Center.
AmREIT SPF Shadow Creek, L.P. — In the first quarter of 2008, we invested $5.1 million in AmREIT SPF Shadow Creek, LP, for a 10% limited partner interest in the partnership. AmREIT SPF Shadow Creek, LP was formed in 2008 to acquire, lease and manage Shadow Creek Ranch, a shopping center located in Pearland, Texas at the intersection of Highway 288 and FM 518. During the third quarter of 2008, we sold our remaining interest in Shadow Creek Ranch to REITPlus. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss.
Combined condensed financial information for the merchant development funds and other affiliates (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2008	2007
Assets
Property, net	$204,481	$155,699
Cash	4,652	28,208
Notes receivable	2,388	8,823
Other assets	47,676	38,483

Total Assets	259,197	231,213

Liabilities and partners’ capital:
Notes payable (1)	140,794	106,291
Other liabilities	19,779	10,575
Partners capital	98,624	114,348

Total Liabilities and Partners’ Capital	$259,197	$231,214

AmREIT share of Partners’ Capital	$4,496	$10,514

	Years ended December 31,
Combined Statement of Operations (in thousands)	2008	2007	2006
Revenue
Total Revenue	21,963	15,220	14,248
Expense
Interest	8,269	5,135	3,196
Depreciation and amortization	9,483	4,570	2,757
Other	11,042	8,508	3,722

Total Expense	28,794	18,213	9,675

Net (loss) income	$(6,831)	$(2,993)	$4,573

AmREIT share of Net (loss) income	$(894)	$153	$967

(1)	Includes $5.3 million and $10.4 million payable to us as of December 31, 2008 and 2007, respectively.
6. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date.

Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from 1 month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $3.3 million, $2.3 million and $2.7 million during 2008, 2007 and 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $347,000, $382,000 and $487,000 during 2008, 2007 and 2006, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from 1 month to 20 years. Accretion of below-market leases was $1.3 million, $546,000 and $526,000 during 2008, 2007 and 2006, respectively. Such accretion is recorded as an increase to rental income.
In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
In-place leases	$17,347	$(8,508)	$19,052	$(6,910)
Above-market leases	2,023	(1,416)	2,025	(1,071)
Below-market leases	(3,865)	1,753	(5,016)	1,616

Intangible lease cost	$15,505	$(8,171)	$16,061	$(6,365)

The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

	Amortization Expense	Rental Income (above
	(in-place	and below market
Year Ending December 31,	lease value)	leases)
2009	$1,938	$81
2010	1,462	218
2011	1,128	192
2012	874	186
2013	694	177

	$6,096	$854
7. NOTES PAYABLE
The Company’s outstanding debt at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Notes Payable, Held for Investment

Fixed rate mortgage loans	135,935	138,121
Variable-rate unsecured line of credit	27,411	30,439
Variable-rate secured loans	21,006	—

Total	184,352	168,560

Notes Payable, Held for Sale
Fixed rate mortgage loans	—	12,811

	—	12,811

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of December 31, 2008, we are able to borrow up to $31.5 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios and allow the lender to approve all distributions. During 2008, we violated several covenants which were waived by the lender. As of December 31, 2008, we are in compliance with the debt covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of December 31, 2008, the interest rate was LIBOR plus 3.00%. As of December 31, 2008 and 2007, there was $27.4 million and $30.4 million outstanding on the credit facility, respectively. As of December 31, 2008, we have approximately $3.1 million available under our line of credit, subject to the covenant provisions discussed above. In addition to the credit facility, we utilize various permanent mortgage financing and other debt instruments.
Our credit facility matures in October 2009. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties currently held for sale as of December 31, 2008, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable.
As of December 31, 2008, the weighted average interest rate on our fixed-rate debt is 6.57%, and the weighted average remaining life of such debt is 6.48 years. We added variable-rate debt of $17.0 million and variable rate debt of $4.0 million during the year ended December 31, 2008. During 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of the MacArthur Park property. We added fixed-rate debt of $19.9 million during the year ended December 31, 2007.
As of December 31, 2008, scheduled principal repayments on notes payable and the Credit Facility were as follows (in thousands):

	Associated with Assets
	Held for Investment
	Scheduled Principal	Term-Loan
Scheduled Payments by Year	Payments	Maturities	Total Payments
2009	$28,849	4,006	32,855
2010	1,554	—	1,554
2011	1,816	19,866	21,682
2012	1,308	35,635	36,943
2013	425	—	425
Beyond five years	1,594	88,900	90,494
Unamortized debt premiums	—	399	399

Total	$35,546	$148,806	$184,352

Additionally, we serve as guarantor on debt in the amount of $27.9 million that is the primary obligation of our wholly-owned subsidiaries and on debt in the amount of $4.4 million that is the primary obligation of our non-consolidated affiliates.
8. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, MacArthur Park entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $409,000 at December 31, 2008. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the year ended December 31, 2008, we have paid $5,000 related to this swap which is included in interest expense.
Valuations are not actual market prices on which an offer would be for unwinding any transactions, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
We have designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded on our balance sheet.
9. CONCENTRATIONS
As of December 31, 2008, one property individually accounts for more than 10% of our consolidated total assets — Uptown Park in Houston, Texas, which accounted for 14.4% of total assets. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 59% of our base rental income for the year ended December 31, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the base revenues generated by the Company’s top tenants for each of the years in the three-year period ended December 31 ($ in thousands):

	2008	2007	2006
IHOP Corporation	2,228	2,246	2,249
Kroger	2,116	2,116	2,116
CVS	922	922	922
Hard Rock Café	442	439	426
TGI Friday’s	435	415	333
Champps Americana	422	422	422
Landry’s Restaurant	418	701	615
Golden Corral	413	367	365
Linen’s N Things	403	403	403
Paesanos	355	357	367

	8,154	8,388	8,218

10. FEDERAL INCOME TAXES
Non-taxable Operations — We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders. To maintain out REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements. Our shareholders must report their share of income distributed in the form of dividends. At December 31, 2008 the net tax and book bases of real estate assets were $292.1million and $280.7 million, respectively. At December 31, 2007 the net tax and book bases of real estate assets were $271.1 million and $281.7 million, respectively.
Taxable Operations — Income tax (benefit) expense is attributable to the operations of our taxable REIT subsidiaries and consists of the following for the years ended December 31, 2008, 2007 and 2006 which is included in income tax (benefit) expense or in discontinued operations as appropriate ($ in thousands):

	2008	2007	2006

Current- Federal	$(861)	$(267)	$692
Current- State	$258	$328	$191
Deferred-Federal	(1,292)	(305)	171

Total income tax expense (benefit)	$(1,895)	$(244)	$1,054

The effective tax rate approximates the statutory tax rate of 34% as no significant permanent differences exist between book and taxable income of the Taxable REIT Subsidiaries. Additionally, the Taxable REIT Subsidiaries had a net deferred tax asset of last set of revisions requested $4.6 million and $430,000 at December 31, 2008 and 2007, respectively. The deferred tax assets relate to income received from transactions with our merchant development funds, a portion of which has been deferred for financial reporting purposes pursuant to generally accepted accounting principles. However, all of such income will be subject to tax. Our deferred tax liabilities were established to record the tax effect of the differences between the book and tax bases of certain real estate assets of our real estate development and operating and our asset advisory businesses. No valuation allowance was provided on the net deferred tax assets as of December 31, 2008 and 2007 as we believe that it is more likely than not that the future benefits associated with these deferred tax assets will be realized.
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

11. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST
Class A Common Shares — On December 01, 2008 the Board of Trust Managers approved the privatization of the Company through withdrawal of its Class A common shares from listing on the NYSE Euronext Exchange (“NYX”, formerly the American Stock Exchange). On December 19, 2008, trading on the NYX ceased and all AmREIT share classes became non-traded. As of December 31, 2008, there were 6,634,489 of our class A common shares outstanding, net of 1,355,405 shares held in treasury. Our payment of any future dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.
Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of December 31, 2008, there were 4,139,802 of our class C common shares outstanding. We have discontinued the class C dividend reinvestment program which allowed investors to reinvest their dividends into additional class C common shares.
Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of December 31, 2008, there were 10,993,010 of our class D common shares outstanding. We have discontinued the class D dividend reinvestment program that allowed investors to reinvest their dividends into additional class D common shares.
Minority Interest — Minority interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.
12. RELATED PARTY TRANSACTIONS
See Note 5 regarding investments in merchant development funds and other affiliates and Note 1 regarding notes receivable from affiliates.
We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We own 100% of the stock of the companies that serve as the general partner for the funds. Real estate fee income of $4.0 million ($115,000 related to discontinued operations), $4.0 million and $7.0 million were paid by the funds to the Company for 2008, 2007, and 2006, respectively. Additionally, construction revenues (included in discontinuted operations) of $6.8 million, $5.9 million and $10.4 million were earned from the merchant development funds during 2008, 2007 and 2006, respectively. Construction management fee income of $405,000, $168,000, and $26,000 were earned from the merchant development funds during 2008, 2007 and 2006, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $1.5 million, $1.3 million and $823,000 were paid by the funds to us for 2008, 2007 and 2006, respectively. Additionally, during the year ended December 31, 2008 and December 31, 2007 we were reimbursed by the merchant development funds $858,000 and $547,000, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.
As a sponsor of our merchant development funds, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until

100% of their original invested capital has been returned and a preferred return has been met. Once this has happened, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.
13. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
2008
During 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently under development for a national drugstore tenant with whom we have an executed long-term lease. Additionally, we sold four properties which were recorded as real estate held for sale. Three of these sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain. The fourth sale was consummated in November 2008 and is expected to generate proceeds of $6.0 million, $5.5 million of which was seller-financed. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and have recorded a deferred gain of $2.9 million which we expect to recognize in 2009 as we receive principal payments on the note receivable from the buyer.
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
On March 30, 2006, we acquired Uptown Plaza in Dallas, a 34,000 square foot multi-tenant retail complex which was developed in 2005. The center’s tenants include, among others, Pei-Wei, and Century Bank. Uptown Plaza is located at the corner of McKinney and Pearl Street in an infill location with high barriers to entry and the property services the surrounding affluent residential and downtown areas. The property was acquired for cash which was substantially funded by proceeds from our credit facility. In December 2006, we acquired an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas.
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
14. COMMITMENTS
In March of 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $386,000, $316,000 and $334,000, respectively.

A summary of future minimum lease payments for the office lease and equipment follows (in thousands):

2009	$219
2010	23
2011	23
2012	—
2013	—
2014 & thereafter	—

Total	$265

We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.
15. SEGMENT REPORTING
The operating segments presented are the segments of AmREIT for which separate financial information is available, and revenue and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.
The portfolio segment consists of our portfolio of single and multi-tenant shopping center projects. This segment consists of 45 properties located in 15 states. Expenses for this segment include depreciation, interest, minority interest, legal cost directly related to the portfolio of properties and property level expenses. Substantially all of our consolidated assets are in this segment.
Our real estate development and operating business is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction (discontinued operation), and asset and property management services to our publicly traded portfolio and merchant development funds as well as to third parties. Our securities operation, a business that we exited in the third quarter of 2008, consisted of a FINRA-registered broker-dealer business that, through the internal securities group, raised capital from the independent financial planning marketplace. The merchant development funds that we sponsor sell limited partnership interests and non-listed REIT securities to retail investors. We invest in these funds as both the general partner and a limited partner in the case of the limited partnerships, and, in the case of REITPlus, as a stockholder in the REIT or a limited partner in the REIT’s operating partnership (see Note 5). These merchant development funds were formed to develop, own, manage, and add value to properties with an average holding period of two to four years with respect to the limited partnerships, and an extended term consistent with REIT status for REITPlus.

		Real Estate	Asset Advisory Group
		Development &	Securities	Merchant
2008 (in thousands)	Portfolio	Operating Company	Operations	Development Funds	Total
Rental income	33,312	502	—	—	33,814
Securities commission income	—	—	—	—	—
Real estate fee income	—	4,315	—	—	4,315
Construction management fee income	—	451	—	—	451
Asset management fee income	—	—	—	1,501	1,501

Total revenue	33,312	5,268	—	1,501	40,081

General and administrative	1,892	5,759	—	120	7,771
Property expense	8,891	14	—	—	8,905
Legal and Professional	1,468	150	—	—	1,618
Real estate commissions	—	139	—	—	139
Depreciation and amortization	8,923	83	—	—	9,006
Impairment Charge	—	863	—	—	863

Total expenses	21,174	7,008	—	120	28,302

Interest expense	(9,685)	(26)	—	(763)	(10,474)
Other income/(expense)	325	885	—	(577)	633

Income (loss) from discontinued operations	1,338	(848)	(2,616)	—	(2,126)

Net income (loss)	4,116	(1,729)	(2,616)	41	(188)

		Real Estate	Asset Advisory Group
		Development &		Merchant
		Operating	Securities	Development
2007 (in thousands)	Portfolio	Company	Operations	Funds	Total
Rental income	31,737	131	—	—	31,868
Securities commission income	—	—	—	—	—
Real estate fee income	—	5,242	—	—	5,242
Construction management fee income		229	—		229
Asset management fee income	—	—	—	1,289	1,289

Total revenue	31,737	5,602	—	1,289	38,628

General and administrative	1,608	5,068	—	109	6,785
Property expense	7,395	5	—	—	7,400
Legal and Professional	1,411	179	—	31	1,621
Real estate commissions	—	459	—	—	459
Depreciation and amortization	7,891	11	—	—	7,902

Total expenses	18,305	5,722	—	140	24,167

Interest expense	(9,021)	(772)	—	—	(9,793)
Other income/(expense)	528	735		174	1,437

Income (loss) from discontinued operations	428	(274)	(1,008)	—	(854)

Net income (loss)	5,367	(431)	(1,008)	1,323	5,251

		Real Estate	Asset Advisory Group
		Development &		Merchant
		Operating	Securities	Development
2006 (in thousands)	Portfolio	Company	Operations	Funds	Total
Rental income	29,168	—	—	—	29,168
Real estate fee income	—	8,317	—	—	8,317
Construction management fee income	—	89	—	—	89
Asset management fee income	—	—	—	823	823

Total revenue	29,168	8,406	—	823	38,397

General and administrative	1,862	4,818	—	159	6,839
Property expense	6,909	(69)	—	—	6,840
Legal and Professional	1,243	221		—	1,464
Real estate commissions	—	1,042	—	—	1,042
Depreciation and amortization	8,808	—	—	—	8,808

Total expenses	18,822	6,012	—	159	24,993

Interest expense	(7,519)	(295)	—	—	(7,814)
Other income/(expense)	418	1,014	—	360	1,792

Income (loss) from discontinued operations	1,563	(19)	(1,363)	—	181

Net income (loss)	4,808	3,094	(1,363)	1,024	7,563

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data):

2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues as reported	$11,572	$12,777	$8,590	$9,962
Reclassified to/from discontinued operations	(1,473)	(1,942)	595	—

Adjusted Revenues	10,099	10,835	9,185	9,962

Net (loss) income available to class A shareholders	(1,501)	(3,169)	(2,858)	(2,673)

Net (loss) income per class A share: basic and diluted	(0.24)	(0.54)	(0.53)	(0.49)

2007:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues as reported	$11,246	$11,460	$12,794	$15,048
Reclassified to discontinued operations	(2,054)	(2,536)	(2,542)	(4,788)

Adjusted Revenues	9,192	8,924	10,252	10,260

Net (loss) income available to class A shareholders	(1,702)	(1,610)	(688)	(2,458)

Net (loss) income per class A share: basic and diluted	(0.27)	(0.25)	(0.11)	(0.38)

F-3

AmREIT and subsidiaries
SCHEDULE III — Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2008

	Initial Cost				Total Cost
				Cost
			Investment	Capitalized			Real	Investment
			in Direct	Subsequent to			Estate	in Direct
	Building and		Financing	Acquisition	Building and		Held	Financing		Accumulated	Date
Property Description	Improvements	Land	Lease	(Note A)	Improvements	Land	for Sale	Lease	Total	Depreciation	Acquired	Encumbrances

SHOPPING CENTERS
Bakery Square, Texas	4,806,518	4,325,612	—	6,520	4,803,164	4,335,486	—	—	9,138,650	666,519	07-21-04	3,418,138
Cinco Ranch, Texas	11,558,491	2,666,534	—	61,970	11,618,769	2,668,226	—	—	14,286,995	1,602,200	07-01-04	8,010,678
Courtyard Square, Texas	1,777,161	4,133,641	—	24,400	1,784,450	4,150,752	—	—	5,935,202	283,494	06-15-04	—
Lake Woodlands Plaza, Texas	2,385,103	1,366,452	—	985,669	3,368,160	1,369,064	—	—	4,737,224	1,008,620	06-03-98	—
McArthur Park Pads, Texas	5,853,816	6,946,048	—	40,997	5,894,812	6,946,049	—	—	12,840,861	843,540	12-15-05	—
McArthur Park, Texas	26,445,219	8,637,580	—	(144,067)	26,301,152	8,637,580	—	—	34,938,732	3,365,765	12-27-04	17,000,000
Plaza in the Park, Texas	17,375,782	13,257,976	—	333,366	17,705,332	13,261,792	—	—	30,967,124	2,474,792	07-01-04	16,930,825
Riverwalk, Texas	17,148,688	7,979,779	—	206,398	17,345,897	7,988,968	—	—	25,334,865	1,673,154	09-30-05	20,000,000
Sugar Land Plaza, Texas	3,016,816	1,280,043	—	—	3,016,816	1,280,043	—	—	4,296,859	845,481	07-01-98	2,227,977
Terrace Shops, Texas	2,544,592	2,212,278	—	98,873	2,643,465	2,212,278	—	—	4,855,743	353,029	12-15-03	2,664,870
Uptown Park, Texas	27,060,070	36,976,809	—	1,822,933	28,994,711	36,865,101	—	—	65,859,812	4,118,902	06-01-05	49,000,000
Uptown Plaza Dallas, Texas	14,129,798	9,295,665	—	(392,646)	13,736,590	9,296,227	—	—	23,032,817	1,264,679	03-30-06	19,900,000
Uptown Plaza, Texas	4,887,774	7,796,383	—	218,204	5,105,978	7,796,383	—	—	12,902,361	694,645	12-10-03	—

Total Shopping Centers	138,989,828	106,874,800	—	3,262,617	142,319,296	106,807,949	—	—	249,127,245	19,194,820		139,152,488

SINGLE TENANT
410 and Blanco, Texas	—	1,318,418	—	165,742	50,943	1,433,217	—	—	1,484,160	9,714	12-17-04	—
Advance Auto, Illinois	—	552,258	—	(76,192)	332,772	143,293	—	—	476,066	n/a	06-03-04	—
CVS Pharmacy, Texas	—	2,665,332	—	23,664	—	2,688,996	—	—	2,688,996	n/a	01-10-03	—
Commerce & Zarzamora, Texas	—	2,588,615	—	1,740,130	1,736,554	2,507,198			4,243,752	n/a	06-17-08	4,006,298
Golden Corral, Texas	1,093,139	718,702	—	10,926	1,099,818	722,949	—	—	1,822,767	182,128	07-23-02	—
Golden Corral, Texas	1,290,347	553,006	—	(187,520)	—	—	1,655,833	—	1,655,833	—	07-23-02	—
IHOP, Kansas		450,984	958,975	73,980	—	450,984	—	1,032,955	1,483,939	n/a	09-30-99	—
IHOP, Texas		740,882	962,752	73,303	—	740,882	—	1,036,055	1,776,937	n/a	09-22-99	1,062,026
IHOP, Utah		457,493	1,067,483	53,325	—	457,493	—	1,120,808	1,578,301	n/a	07-25-02	1,031,928
IHOP, Tennessee	—	469,502	1,074,438	74,127	—	469,502	—	1,148,565	1,618,067	n/a	07-26-02	1,115,238
IHOP, New Mexico	—	—	884,965	(86,639)	—	—	—	798,326	798,326	Note B	04-23-02	621,461
IHOP, Louisiana			850,110	1,670	—	—	—	851,780	851,780	Note B	07-18-02	595,317
IHOP, Louisiana	—	—	1,464,105	(210,785)	—	—	—	1,253,320	1,253,320	Note B	04-23-02	1,026,969
IHOP, Oregon	—	—	1,036,506	11,248	—	—	—	1,047,754	1,047,754	Note B	04-16-02	728,291
IHOP, Virginia			741,991	5,750	—	—	—	747,741	747,741	Note B	04-23-02	517,465
IHOP, Texas			886,212	22,107	—	—	—	908,319	908,319	Note B	04-16-02	624,622
IHOP, Texas			1,144,152	33,839	—	—	—	1,177,991	1,177,991	Note B	08-23-02	745,834
IHOP, California	—	—	987,204	29,191	—	—	—	1,016,395	1,016,395	Note B	08-23-02	621,392
IHOP, Tennessee			1,050,313	30,245	—	—	—	1,080,558	1,080,558	Note B	08-23-02	647,557
IHOP, Colorado	—	—	1,104,574	(70,007)	—	—	—	1,034,567	1,034,567	Note B	08-23-02	696,946
IHOP, Virginia		—	839,240	3,917	—	—	—	843,157	843,157	Note B	06-21-02	589,450
IHOP, New York	—	—	1,125,356	23,888	—	—	—	1,149,244	1,149,244	Note B	04-16-02	780,777
IHOP, Oregon	—	—	730,472	(82,472)	—	—	—	648,000	648,000	Note B	05-17-02	511,535
IHOP, Kansas	—	—	876,324	11,028	—	—	—	887,352	887,352	Note B	04-16-02	616,470
IHOP, Missouri	—	—	1,203,723	(102,689)	—	—	—	1,101,034	1,101,034	Note B	05-17-02	849,162
McAlister Deli, Illinois	—	550,425	—	1,179,246	1,179,246	550,425	—	—	1,729,671	57,220	07-19-06	—
McAlister Deli, Illinois		1,051,862			442,106	1,095,861			1,537,967	7,456	11-30-07	—
Popeye’s, Georgia	778,772	333,758	—	(106,785)	—	—	1,005,745	—	1,005,745	—	07-23-02	—
Smokey Bones, Georgia		773,800	—	(60,414)	—	713,386	—	—	713,386	n/a	12-18-98	—
Sunbelt Rental, Illinois		402,080		1,648,699	1,648,699	402,080	—	—	2,050,779	29,228	05-23-07
TGI Friday’s, Maryland	—	1,473,613	—	860	—	1,474,473	—	—	1,474,473	n/a	09-16-03	—
TGI Friday’s, Texas	1,425,843	611,075	—	39,894	1,453,769	623,043	—	—	2,076,812	240,739	07-23-02	—
Woodlands Ring Road, Texas		8,957,570		198,839	—	9,156,409			9,156,409	n/a	02-01-07

Total Single Tenant	4,588,101	24,669,375	18,988,895	4,472,115	7,943,907	23,630,192	2,661,578	18,883,921	53,119,598	526,485		17,388,737
Total	$143,577,929	$131,544,175	$18,988,895	$7,734,732	$150,263,203	$130,438,141	$2,661,578	$18,883,921	$302,246,843	$19,721,306		$156,541,226

Note A	—	The negative balance for costs capitalized subsequent to acquisition could be the result of out-parcels sold, tenant activity or reductions in our investments in properties accounted for as direct financing leases.

Note B	—	The portion of the lease relating to the building of this property has been recorded as a direct financing lease for financial reporting purposes. Consequently, depreciation is not applicable.

Note C	—	As of December 31, 2008, the aggregate book basis of our properties approximated the aggregate tax basis.
Activity within real estate and accumulated depreciation during the three years in the period ended December 31, 2008 is as follows:

		Accumulated
	Cost	Depreciation

Balance at December 31, 2005	250,812,570	$5,943,499
Acquisitions / additions	31,929,242	—
Disposals	(8,207,968)	(331,253)
Impairment	—	—
Transfer to held for sale		—
Depreciation expense	—	5,016,230

Balance at December 31, 2006	$274,533,844	$10,628,476
Acquisitions / additions	14,214,097	—
Disposals	(1,550,237)	(80,346)
Impairment	—	—
Transfer to held for sale	(5,484,748)	—
Depreciation expense	—	5,077,541

Balance at December 31, 2007	$281,712,956	$15,625,671
Acquisitions / additions	8,890,260	28,975
Disposals	(5,745,486)	(702,750)
Impairment	(1,494,808)
Transfer to held for sale	(2,661,578)	(215,462)
Depreciation expense		4,984,872

Balance at December 31, 2008	$280,701,344	$19,721,306

S-1