Form 10-K/A
period 2008-12-31
AMREIT
filed 2009-04-03
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-28378
AmREIT
(Exact name of registrant as specified in its charter)

Texas	76-0410050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000
Houston, Texas (Address of principal executive offices)	77046 (Zip Code)
Registrant’s telephone number, including area code: (713) 850-1400
Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Class A Common Shares
Class C Common Shares
Class D Common Shares
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-31.1
EX-31.2
EXPLANATORY NOTE
     AmREIT (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed on March 30, 2009 (the “Original Filing”), in order to correct inadvertent errors on the cover page of the Form 10-K. The amended cover page correctly reflects (i) the classes of securities registered pursuant to Sections 12(b) and 12(g) of the Securities Exchange Act of 1934 and (ii) the Company’s status as a smaller reporting company. No other information in the Original Filing is amended hereby.
Item 15. Exhibits, Financial Statements and Schedules
(b) Exhibits

3.1	Amended and Restated Declaration of Trust (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

3.2	By-Laws, dated December 22, 2002 (included as Exhibit 3.1 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated herein by reference).

10.2	Amended and Restated Revolving Credit Agreement, effective December 8, 2003, by and among AmREIT and Wells Fargo Bank, as the Agent, relating to a $30,000,000 loan (included as Exhibit 10.4 of the Exhibits to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference).

10.3	Eighth Modification Agreement, effective November 4, 2005 by and between AmREIT and Wells Fargo Bank, relating to a $40,000,000 loan and modifying the September 4, 2003 Revolving Credit Agreement (included as Exhibit 10.3 of the Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.4	Revolving Credit Agreement, dated effective as of October 30, 2007 by and between AmREIT as borrower and Wells Fargo Bank.

10.5	Amended and Restated Revolving Credit Agreement, dated effective as of November 21, 2008 by and between AmREIT as borrower and Wells Fargo Bank, National Association as Lender.

21.1	Subsidiaries of the Company

31.1 *	Certification pursuant to Rule 13a-14(a) of Chief Executive Officer.

31.2 *	Certification pursuant to Rule 13a-14(a) of Chief Financial Officer.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT
Date: April 3, 2009	By:	/s/ H. Kerr Taylor
H. Kerr Taylor, President and Chief Executive Officer