Form 10-Q
period 2009-03-31
AMREIT
filed 2009-05-15
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-31397

AmREIT
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0410050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000
Houston, Texas	77046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 850-1400

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
          (Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2009
Class A Common Stock, $0.01 par value	5,279,084 shares
Class C Common Stock, $0.01 par value	4,139,802 shares
Class D Common Stock, $0.01 par value	10,966,255 shares

AmREIT

Form 10-Q
Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,328	$130,438
Buildings	142,137	140,711
Tenant improvements	9,555	9,552
	283,020	280,701
Less accumulated depreciation and amortization	(21,289)	(19,721)
	261,731	260,980

Real estate held for sale, net	—	2,662
Net investment in direct financing leases held for investment	21,064	18,884
Acquired lease intangibles, net	8,883	9,446
Investment in merchant development funds and other affiliates	4,363	4,496
Net real estate investments	296,041	296,468

Cash and cash equivalents	580	2,335
Tenant receivables, net	3,793	3,717
Accounts receivable, net	2,173	1,979
Accounts receivable - related party	1,668	1,441
Notes receivable	4,431	5,533
Notes receivable - related party	5,374	5,307
Deferred costs, net	2,542	2,556
Other assets	6,490	7,691
TOTAL ASSETS	$323,092	$327,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$183,127	$184,352
Accounts payable and other liabilities	8,189	7,071
Acquired below market lease intangibles, net	2,015	2,112
Deferred gain on sale of property	—	2,919
Security deposits	710	705
TOTAL LIABILITIES	194,041	197,159

Shareholders’ equity:
Preferred shares, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common shares, $.01 par value, 50,000,000 shares authorized, 6,634,489 and 6,634,489 shares issued and outstanding, respectively	66	66
Class C common shares, $.01 par value, 4,400,000 shares authorized, 4,139,802 and 4,139,802 shares issued and outstanding, respectively	41	41
Class D common shares, $.01 par value, 17,000,000 shares authorized, 10,966,255 and 10,993,010 shares issued and outstanding, respectively	110	110
Capital in excess of par value	185,204	185,350
Accumulated distributions in excess of earnings	(46,978)	(46,383)
Accumulated other comprehensive loss	(498)	(409)
Cost of treasury shares, 1,355,405 and 1,355,405 Class A common shares, respectively	(10,151)	(10,151)
TOTAL SHAREHOLDERS’ EQUITY	127,794	128,624
Non-controlling interest	1,257	1,244
TOTAL EQUITY	129,051	129,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,092	$327,027

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter ended March 31, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Rental income from operating leases	$7,507	$7,633
Earned income from direct financing leases	545	504
Lease termination income	1,065	—
Real estate fee income	87	170
Real estate fee income - related party	690	1,362
Construction management fee income	—	33
Construction management fee income - related party	38	60
Asset management fee income - related party	384	376
Total revenues	10,316	10,138

Expenses:
General and administrative	2,683	1,789
Property expense	2,113	1,952
Legal and professional	736	384
Real estate commissions	1	37
Depreciation and amortization	1,865	1,965
Total expenses	7,398	6,127

Operating income	2,918	4,011

Other income (expense):
Interest and other income - related party	81	260
Loss from merchant development funds and other affiliates	(89)	(143)
Income tax benefit (expense) for taxable REIT subsidiary	291	(53)
Interest expense	(2,594)	(2,720)

Income from continuing operations	607	1,355

Income (loss) from discontinued operations, net of taxes	115	(327)
Gain on sales of real estate acquired for resale, net of taxes	1,898	—
Income (loss) from discontinued operations	2,013	(327)

Net income before noncontrolling interest	2,620	1,028

Net loss attributable to noncontrolling interest	(53)	(31)
Net income	2,567	997

Distributions paid to class C and D shareholders	(2,507)	(2,498)

Net income (loss) available to class A shareholders	$60	$(1,501)

Net loss per class A common share - basic and diluted
Loss before discontinued operations	$(0.37)	$(0.19)
Income (loss) from discontinued operations	$0.38	$(0.05)
Net loss	$0.01	$(0.24)

Weighted average class A common shares used to compute net loss per share, basic and diluted	5,279	6,216

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2009
(in thousands)
(unaudited)

	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Cost of treasury shares	Total
Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$1,244	$(10,151)	$129,868

Net income before noncontrolling interest	—	—	2,620	—	—	—	2,620
Net loss attributable to noncontrolling interest		—	(53)	—	53	—	—
Fair value of hedge liability	—	—		(89)	—	—	(89)
Amortization of deferred compensation	—	125	—	—	—	—	125
Issuance of common shares, Class C	—	(2)	—	—	—	—	(2)
Issuance of common shares, Class D	—	(2)	—	—	—	—	(2)
Retirement of common shares, Class D	—	(267)	—	—	—	—	(267)
Distributions	—	—	(3,162)	—	(40)	—	(3,202)

Balance at March 31, 2009	$217	$185,204	$(46,978)	$(498)	$1,257	$(10,151)	$129,051

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,567	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of real estate acquired for resale	1,100	—
Gain on sales of real estate acquired for resale	(2,875)	—
Bad debt expense	342	—
Lease termination income	(1,065)	—
Loss from merchant development funds and other affiliates	89	143
Cash receipts (payments) related to deferred related party fees	6	59
Depreciation and amortization	1,865	1,894
Amortization of above/below market rent	(14)	(47)
Amortization of loan premium and financing cost	102	24
Amortization of deferred compensation	125	96
Non-controlling interest in income of consolidated joint ventures	53	31
Distributions from merchant development funds and other affiliates	(5)	10
Increase in tenant receivables	(313)	(384)
Increase in accounts receivable	(299)	(234)
Decrease (Increase) in accounts receivable - related party	(227)	995
Cash receipts from direct financing leases more than income recognized	56	51
Decrease in other assets	1,160	136
Increase (decrease) in accounts payable and other liabilities	1,136	(1,555)
Decrease in accounts payable- related party	(150)	—
Increase in security deposits	5	6
Net cash provided by operating activities	3,658	2,222

Cash flows from investing activities:
Improvements to real estate	(663)	(471)
Loans to affiliates	(67)	(1,466)
Payments from affiliates	—	3,089
Additions to furniture, fixtures and equipment	—	(48)
Investment in merchant development funds and other affiliates	—	(5,068)
Distributions from merchant development funds and other affiliates	43	65
Decrease (increase) in preacquisition costs	4	(30)
Net cash used in investing activities	(683)	(3,929)

Cash flows from financing activities:
Proceeds from notes payable	561	17,901
Payments of notes payable	(1,766)	(12,615)
Increase in deferred costs	(52)	(8)
Purchase of treasury shares	—	(1,094)
Issuance of common shares	—	81
Retirement of common shares	(267)	(1,543)
Issuance costs	(4)	(3)
Common dividends paid	(3,162)	(1,740)
Distributions to non-controlling interests	(40)	(25)
Net cash provided by (used in) financing activities	(4,730)	954

Net decrease in cash and cash equivalents	(1,755)	(753)
Cash and cash equivalents, beginning of period	2,335	1,221
Cash and cash equivalents, end of period	$580	$468

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$2,518	$2,694
Income taxes	118	49

Supplemental schedule of noncash investing and financing activities

During 2009 and 2008, we issued class C common and D common shares with a value of $0 and $1.5 million in satisfaction of dividends through the dividend reinvestment program

During the three months ended March 31, 2009, we reclassified $2.7 of assets held for sale back to held for use. During the three months ended March 31, 2008, no assets held for sale were reclassified back to held for use.

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

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

During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more conforming structure that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:

•

Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan, we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, we suspended the best efforts equity offering of our affiliate, REITPlus, Inc. (“REITPlus”). Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.5 million during 2008 and have reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•

Phase II will consist of changes which are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our class A common shares from trading on the NYSE EuroNext Exchange. Our class A common shares are therefore no longer traded on a national exchange. Additionally, we have announced the potential merger of AmREIT into REITPlus, resulting in a combined, conforming entity with a single class of common stock.

•

Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move out of the current recession and into recovery.

On January 7, 2009, our Board of Trust Managers approved in concept the merger of AmREIT with REITPlus. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger will be subject to appraisal of AmREIT and REITPlus’s real estate properties, valuation by a third-party investment banking firm of AmREIT’s three classes of common stock, entry into a definitive merger agreement, approval of shareholders of both REITs and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The cost of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. The Company consolidates certain joint ventures and partnerships in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.

As discussed above, we have exited the general contracting business and the independent broker-dealer fund-raising business. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying statements of operations. See “Discontinued Operations” below for further detail.

The March 31, 2009 and 2008 consolidated financial statements included in this report are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments for March 31, 2009 and 2008 consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2009 and 2008, we recognized percentage rents of $10,000 and $0, respectively. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building during the three months ended March 31, 2009. We recognized no lease termination income during the three months ended March 31, 2008.

Other than the merchant development funds, we have investments in entities that are accounted for under the equity method because we exercise significant influence over such entities. In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to AmREIT Monthly Income & Growth Fund IV (“MIG IV”). Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2009, we held the remaining 10% interest in Woodlake Square. Also in 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, our interest in the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2009, we held a 10% interest in Woodlake Pointe.

The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate (“SFAS No. 66”). Pursuant to SFAS No. 66, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

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

REAL ESTATE INVESTMENTS

Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. Prior to that time, we expense these costs. During the three months ended March 31, 2009 and 2008, interest and taxes in the amount of $20,000 and $36,000, respectively, were capitalized on properties under development.

Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, respectively, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods and are amortized as an adjustment to rental revenue over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt. Effective January 1, 2009, we expense as incurred costs associated with pending and completed acquisitions of operating properties.

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2009, no properties were classified as real estate held for sale. As of December 31, 2008 we owned two properties with a carrying value of $2.7 million that were classified as real estate held for sale. During 2009, we transferred $2.7 million of real estate held for sale as of December 31, 2008 back to held for use as of March 31, 2009.

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

Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the three months ended March 31, 2009 and 2008. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of March 31, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $717,000 and $502,000, respectively, related to our tenant receivables. We had recoveries of bad debt related to tenant receivables of $12,000 during the three months ended March 31, 2009. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.

Accounts receivable — Included in accounts receivable are amounts due from clients of our construction services business (discontinued operation) and various other receivables. As of March 31, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $192,000 related to our receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. Bad debt expense and any related recoveries on receivables are included in general and administrative expense. Also included in accounts receivable as of March 31, 2009 is a $1.5 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Note receivable — Included in note receivable is a $4.4 million note from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. During the first quarter of 2009, we collected $1.1 million on this note from the buyer. On April 1, 2009, we collected an additional $400,000 on this note from the buyer. The note agreement provides that the remaining $4.0 million is due in December 2009 along with interest accrued thereon since inception of the note. With a 30-day notice period, the buyer has a one-time loan extension right to June 30, 2010 with payment of a $50,000 extension fee.

Notes receivable – related party — Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short term bridge loans for these affiliates related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third-party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate and are due upon demand.

DISCONTINUED OPERATIONS

During the third quarter of 2008, we exited the general contracting business and the independent broker-dealer fund-raising business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale. We continue to receive cashflows from the general contracting business as we complete our contractual obligations. We expect to cease all of the general contracting operations by the second quarter of 2009. We have no properties that were held for sale as of March 31, 2009, and we had two properties held for sale as of December 31, 2008. During the three months ended March 31, 2009, we reclassified $2.7 million of real estate held for sale back to held for use. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use. The following is a summary of our discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands, except for per share data):

	Three months ended March 31
	2009	2008
Rental revenue	$(10)	$111
Real estate fee income	—	70
Construction revenues	678	1,243
Securities commission income	—	525
Interest and other income	100	13
Gain on sale of real estate held for resale	2,875	—
Total revenues	3,643	1,962

Other general and administrative	(46)	685
Property expense	20	113
Construction costs	659	1,121
Legal and professional	10	86
Securities commissions	—	380
Depreciation and amortization	—	19
Federal income tax expense (benefit)	987	(115)
Total expenses	1,630	2,289
Income (loss) from discontinued operations	2,013	(327)
Basic and diluted income (loss) from discontinued operations per class A common share	$0.38	$(0.05)

Following is a discussion of significant accounting policies that are applicable to the general contracting and independent broker-dealer fund-raising businesses that we exited in the third quarter of 2008:

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

Following are the significant assets and liabilities of our general contracting business:

	March 31, 2009	December 31, 2008

Billed receivables
- Third party	$25	$189
- Related party	$419	$511
Unbilled receivables
- Third party	$—	$1
- Related party	$—	$—
Retention receivables
- Third party	$—	$—
- Related party	$566	$521

Accounts payable/accrued liabilities	$982	$1,180
Advances billings	$—	$—

Independent broker-dealer fund-raising business — Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

Following are the significant assets and liabilities of our broker-dealer securities business:

	March 31, 2009	December 31, 2008

Cash	$139	$141
Accounts payable/accrued liabilities	$20	$19

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of March 31, 2009 and December 31, 2008 totaled $956,000 and $834,000, respectively. Accumulated amortization related to deferred leasing costs as of March 31, 2009 and December 31, 2008 totaled $702,000 and $644,000, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trust managers and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively-managed merchant development funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team members.

Restricted Share Issuances — Deferred compensation includes grants of restricted shares to our trust managers and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the three months ended March 31, 2009.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	292,305	$7.67
Granted	—	—
Vested	(48,721)	6.56
Forfeited	—	—
End of period	243,584	$7.89

There were no restricted shares issued during the three months ended March 31, 2009 and 2008. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $320,000 and $335,000 respectively. Total compensation cost recognized related to restricted shares during the three months ended March 31, 2009 and 2008 was $125,000 and $96,000, respectively. As of March 31, 2009, total unrecognized compensation cost related to restricted shares was $1.9 million, and the weighted average period over which we expect this cost to be recognized is 3.60 years.

General Partner Profit Participation Interests - We have assigned up to 51% of the economic interest in certain of our merchant development funds to certain of our key employees. This economic interest is received as, if and when we receive economic benefit from our profit participation, after certain preferred returns have been paid to the partnership’s limited partners. This assignment of economic interest generally vests over a period of five to seven years. This allows us to align the interest of our employees with the interest of our shareholders. Because any future profits and earnings from the merchant development funds cannot be reasonably predicted or estimated, and any employee benefit is contingent upon the benefit received by the general partner of the merchant development funds, we recognize expense associated with the assignment of these economic interests as we recognize the corresponding income from the associated merchant development funds. No portion of the economic interest in the merchant development funds that have provided profit participation to us to date have been assigned to employees. Therefore, no compensation expense has been recorded to date.

Tax-Deferred Retirement Plan (401(k)) — We maintain a defined contribution 401(k) retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our shares are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, with the maximum employee contribution being 4%. No portion of the employer matching contribution can be comprised of our stock.

Share Options — We are authorized to grant options of our class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of March 31, 2009 and December 31, 2008, none of these options have been granted.

INCOME TAXES

We account for federal and state income taxes under the asset and liability method.

Federal — We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and are, therefore, not subject to Federal income taxes to the extent of dividends paid, provided that we meet all conditions specified by the Internal Revenue Code for retaining our REIT status, including the requirement that at least 90% of our REIT taxable income be distributed to shareholders.

Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio and merchant development funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our merchant development funds are treated for federal income tax purposes as taxable REIT subsidiaries (collectively, the “Taxable REIT Subsidiaries”).

State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $86,000 and $71,000 for the Texas Margin Tax for the three months ended March 31, 2009 and 2008, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to class A common shareholders by the weighted average number of class A common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the class C and class D common shares which represent 18.2 million and 23.0 million potential common shares for the three months ended March 31, 2009 and 2008, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A common share for the three months ended March 31, 2009 and 2008, respectively, as indicated:

	Three months ended March 31,
	2009	2008
Net income (loss) to class A common shareholders*	$60	$(1,501)
Weighted average class A common shares outstanding*	5,279	6,216
Basic and diluted income (loss) per share	$0.01	$(0.24)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit, as well as our $17.0 million loan on the MacArthur Park property, have market-based terms, including a variable interest rate. Accordingly, the carrying value of these debt obligations are representative of their respective fair values. Additionally, our derivative financial instruments are recorded at fair value in the accompanying balance sheets.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:

•	Level 1 Inputs – Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$137,282
Derivative Liability	$—	$498	$—

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and adopted the provisions of SFAS No. 157 for non-financials assets and liabilities as of January 1, 2009 and there was no material effect on our results of operations, cash flows, or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. With the adoption of FAS 141R, we will no longer be capitalizing acquisition costs associated with the acquisition of operating properties; rather, we will expense those costs as incurred. During the three months ended March 31, 2009 we did not incur any acquisition costs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Our adoption of SFAS No. 160 caused our equity to increase as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on our results of operations or financial position.

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

Merchant Development Funds
As of March 31, 2009, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 15.4%. See Note 8 regarding transactions we have entered into with our merchant development funds.

AmREIT Opportunity Fund (“AOF”) — AmREIT Opportunity Corporation (“AOC”), our wholly-owned subsidiary, invested $250,000 as a limited partner and $1,000 as a general partner in AOF. We currently own a 10.5% limited partner interest in AOF. Liquidation of AOF commenced in July 2002, and, as of March 31, 2009, AOF has been fully liquidated. As the general partner, AOC received a promoted interest in cash flow and any profits after certain preferred returns are achieved for its limited partners.

AmREIT Income & Growth Fund, Ltd. (“AIG”) — AmREIT Income & Growth Corporation (“AIGC”), our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in AIG. We currently own an approximate 2.0% limited partner interest in AIG. Certain members of our management team have been assigned a 49% aggregate interest in the income and cash flow of AIGC. Pursuant to the AIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and to the general partner, AIGC, as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund (“MIG”) — AmREIT Monthly Income & Growth Corporation, our wholly-owned subsidiary, invested $200,000 as a limited partner and $1,000 as a general partner in MIG. We currently own an approximate 1.3% limited partner interest in MIG. Pursuant to the MIG limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation, our wholly- owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund III (“MIG III”) — AmREIT Monthly Income & Growth III Corporation (“MIGC III”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG III. MIG III began raising money in June 2005. The offering was closed in October 2006, and the capital raised was approximately $71 million. Our $800,000 investment represents a 1.1% limited partner interest in MIG III. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC III. Pursuant to the MIG III limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to MIGC III as, if and when the annual return thresholds have been achieved by the limited partners.

AmREIT Monthly Income & Growth Fund IV (“MIG IV”) — AmREIT Monthly Income & Growth IV Corporation (“MIGC IV”), our wholly-owned subsidiary, invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. MIG IV began raising money in November 2006. The offering was closed in March 2008, and the capital raised was approximately $50 million. Our $800,000 investment represents a 1.6% limited partner interest in MIG IV. Certain members of our management team have been assigned a 28.5% general partner’s share of aggregate interest in the income and cash flow of MIGC IV. Pursuant to the MIG IV limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners, and to the MIGC IV as, if and when the annual return thresholds have been achieved by the limited partners.

REITPlus, Inc. — On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder. Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf.

A wholly owned subsidiary of AmREIT serves as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees. We will also earn transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive, or are deemed to have received, their invested capital plus a 7% preferred return. In October 2008, the REITPlus offering was suspended, and capital-raising ceased.

Merchant Development Funds – Financial Information

The following table sets forth certain financial information as of March 31, 2009 for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds and REITPlus:

				Sharing Ratios(1)
Merchant Development Fund	Capital under Mgmt.	LP Interest	GP Interest	LP	GP	LP Preference
AIG	$3 million	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

REITPlus (2)	$7.5 million	NA	NA	99%	1%	(Note 3)
				85%	15%

(1) Using AIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2) REITPlus closed its offering during October 2008.

(3) We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchased shares in the public offering.

Other Affiliates

We have investments in entities other than the merchant development funds that are accounted for under the equity method because we exercise significant influence over such entities. We record our prorata share of income or loss from the underlying entities based on our ownership interest.

AmREIT Woodlake, L.P. — In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2009, we held the remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. — In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located on the west side of Houston, Texas at the intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of March 31, 2009, we held a 10% interest in Woodlake Pointe.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $491,000 and $601,000 during the three months ended March 31, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $84,000 and $88,000 during the three months ended March 31, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $97,000 and $135,000 during the three months ended March 31, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	March 31, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$17,398	$17,347
In-place leases – accumulated amortization	(9,038)	(8,508)
Above-market leases	2,022	2,023
Above-market leases – accumulated amortization	(1,499)	(1,416)
Acquired leases intangibles, net	$8,883	$9,446

Acquired lease intangible liabilities:
Below-market leases	$3,865	$3,865
Below-market leases – accumulated amortization	(1,850)	(1,753)
Acquired below-market lease intangibles, net	$2,015	$2,112

5. NOTES PAYABLE

Our outstanding debt at March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Fixed rate Mortgage Loans (1)	$152,561	$152,935
Variable-rate unsecured line of credit	25,999	27,411
Variable-rate secured loans	4,567	4,006
Total	$183,127	$184,352

(1) Included in Fixed-Rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to executing an interest rate swap agreement.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of March 31, 2009, we are able to borrow up to $30.1 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of March 31, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of March 31, 2009, the interest rate was LIBOR plus 3.00%, and we had $26.0 million outstanding on the credit facility. We have approximately $3.1 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility.

Our credit facility matures in October 2009. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable.

As of March 31, 2009, the weighted average interest rate on our fixed-rate debt is 6.56%, and the weighted average remaining life of such debt is 6.2 years. We added variable-rate debt of $21.0 million during the year ended December 31, 2008, $17.0 million of which we fixed through an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11%. This $17.0 million loan was placed in conjunction with the 2008 refinancing of our MacArthur Park property. We entered into the swap agreement in order to hedge our exposure to interest rate fluctuations.

As of March 31, 2009, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$27,083	$4,567	$31,650
2010	1,554	—	1,554
2011	1,816	19,866	21,682
2012	1,308	12,811	14,119
2013	425	22,824	23,249
Thereafter	1,594	88,900	90,494
Unamortized debt premiums	379	—	379
Total	$34,159	$148,968	$183,127

6. CONCENTRATIONS

As of March 31, 2009, Uptown Park in Houston, TX accounted for approximately 20% and MacArthur Park accounted for 16% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the three months ended March 31, 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants for the three months ended March 31, 2009 and 2008 ($ in thousands):

	Three months ended March 31,
Tenant	2009	2008
IHOP Corporation	$553	$499
Kroger	529	529
CVS	230	264
Walgreens	147	75
Hard Rock Cafe	111	170
TGI Fridays	109	111
Champps Americana	106	143
Golden Corral	105	98
Paesanos	89	119
McCormick & Schmicks	85	85
	$2,064	$2,093

7. DERIVATIVE INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, MacArthur Park entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $498,000 at March 31, 2009. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the three months ended March 31, 2009, we have paid $81,000 related to this swap which is included in interest expense.

Valuations are not actual market prices on which an offer would be for unwinding any transactions but rather are calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotations; therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded on our balance sheet.

8. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — On December 1, 2008 the Board of Trust Managers approved the privatization of the Company through withdrawal of its Class A common shares from listing on the NYSE Euronext Exchange (“NYX”, formerly the American Stock Exchange). On December 19, 2008, trading on the NYX ceased, and all AmREIT share classes became non-traded. As of March 31, 2009, there were 5,279,084 of our class A common shares outstanding, net of 1,355,405 shares held in treasury. Our payment of any future cash dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of March 31, 2009, there were 4,139,802 of our class C common shares outstanding. We have discontinued the class C dividend reinvestment program which allowed investors to reinvest their dividends into additional class C common shares.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of March 31, 2009, there were 10,966,255 of our class D common shares outstanding. We have discontinued the class D dividend reinvestment program that allowed investors to reinvest their dividends into additional class D common shares.

Non-controlling Interest — Non-controlling interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

9. RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We wholly own the companies that serve as the general partner for the funds. Real estate fee income of $690,000 and $1.4 million ($70,000 in discontinued operations) were paid by the funds to the Company for the three months ended March 31, 2009 and 2008, respectively. Additionally, construction revenues (included in discontinued operations) of $678,000 and $1.2 million were earned from the merchant development funds during the three months ended March 31, 2009 and 2008, respectively. Construction management fee income of $38,000 and $60,000 were earned from the merchant development funds during the three months ended March 31, 2009 and 2008, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $384,000 and $376,000 were paid by the funds to us during the three months ended March 31, 2009 and 2008, respectively. Additionally, during the three months ended March 31, 2009 and 2008, we were reimbursed by the merchant development funds $259,000 and $229,000, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

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

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions in the three months ended March 31, 2009 and 2008. A sale was consummated in November 2008 that generated a sales price of $6.0 million, $5.5 million of which we financed to the buyer. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and recorded a deferred gain of $2.9 million. We recognized the remaining $2.9 million gain during the three months ended March 31, 2009 as we believe the ultimate collectability of the note is reasonably assured and we collected proceeds on the note from the buyer, allowing for full recognition of the gain.

11. COMMITMENTS & CONTINGENCIES

In March 2004, we signed a new lease agreement for our office facilities which expires August 31, 2009. In addition, we lease various office equipment for daily activities. Rental expense for the three months ended March 31, 2009 and 2008 was $96,000 and $84,000, respectively.

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

Segment results for the three months ended March 31, 2009 and 2008 are as follows:

			Asset Advisory Group
For the three months ended March 31, 2009 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$8,988	$129	$—	$—	$9,117
Real estate fee income		777	—	—	777
Construction management fee income	—	38	—	—	38
Asset management fee income	—	—	—	384	384
Total revenue	8,988	944	—	384	10,316

General and administrative	891	1,760	—	32	2,683
Property expense	2,103	10	—	—	2,113
Legal and professional	209	527	—	—	736
Real estate commissions	1	—	—	—	1
Depreciation and amortization	1,843	22	—	—	1,865
Total expenses	5,047	2,319	—	32	7,398

Interest income (expense)	(2,510)	25	—	(109)	(2,594)
Other income/ (expense)	11	428	—	(156)	283

Income (loss) from discontinued operations	(10)	2,014	9	—	2,013

Net (loss) attributable to noncontrolling interest	(53)	—	—	—	(53)

Net income	$1,379	$1,092	$9	$87	$2,567

			Asset Advisory Group
For the three months ended March 31, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$8,093	$44	$—	$—	$8,137
Real estate fee income	—	1,532	—	—	1,532
Construction management fee income	—	93	—	—	93
Asset management fee income	—	—	—	376	376
Total revenue	8,093	1,669	—	376	10,138

General and administrative	352	1,397	—	40	1,789
Property expense	1,952	—		—	1,952
Legal and professional	347	37	—	—	384
Real estate commissions	—	37	—	—	37
Depreciation and amortization	1,965	—	—	—	1,965
Total expenses	4,616	1,471	—	40	6,127

Interest expense	(2,557)	(58)	—	(105)	(2,720)
Other income/ (expense)	233	(39)	—	(130)	64

Income (loss) from discontinued operations	66	(149)	(244)	—	(327)

Net (loss) attributable to noncontrolling interest	(31)	—	—	—	(31)

Net income (loss)	$1,188	$(48)	$(244)	$101	$997

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to AmREIT and our consolidated subsidiaries, except where the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain information presented in this Form 10-Q constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report, as well as our 2008 consolidated financial statements and notes thereto included in our filing on Form 10-K for the year ended December 31, 2008. Historical results and trends which might appear should not be taken as indicative of future operations.

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

During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more conforming structure that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:

•

Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with phase I of our plan, we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, we suspended the best efforts equity offering of our affiliate, REITPlus, Inc. (“REITPlus”). Together, these restructuring initiatives have resulted in a one-time restructuring charge of approximately $2.5 million during 2008 and have reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•

Phase II will consist of changes which are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our class A common shares from trading on the NYSE EuroNext Exchange. Our class A common shares are therefore no longer traded on a national exchange. Additionally, we have announced the potential merger of AmREIT into REITPlus, resulting in a combined, conforming entity with a single class of common stock.

•

Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move out of the current recession and into recovery.

On January 7, 2009, our Board of Trust Managers approved in concept the merger of AmREIT with REITPlus. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger will be subject to appraisal of AmREIT and REITPlus’s real estate properties, valuation by a third-party investment banking firm of AmREIT’s three classes of common stock, entry into a definitive merger agreement, approval of shareholders of both REITs and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The cost of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million

Our structure consists of two distinct companies: an institutional grade portfolio of Irreplaceable Corners and our advisory business, each of which is supported by our real estate development and operating group.

Portfolio of Irreplaceable Corners

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in Top U.S. Growth Markets with the following characteristics:

•	Located on a corner in major metropolitan area
•	High barriers to entry
•	High daytime and evening population
•	High count of cars per day
•	High average household income within 3-5 mile radius

As of March 31, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to have a presence in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of March 31, 2009, our operating properties are leased at 91.5% based on leasable square footage compared to 98.4% as of December 31, 2008.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas should produce stable earnings and growth opportunities in future years. We continually monitor the sales trends and creditworthiness of our tenants. Our acquisitions program is sensitive to changes in interest rates. As of March 31, 2009, 74% of our outstanding debt had a long-term fixed interest rate with an average term of 6.2 years. Our philosophy continues to seek to match long-term leases with long-term debt structures while keeping our debt to total assets (at fair value) ratio less than 55%.

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

The advisory business invests in and actively manages six merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and in REITPlus. We invest in the limited partnerships we manage as both the general partner and as a limited partner, and, in REITPlus, we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, therefore linking our success to that of the investors in our managed funds. Within our asset advisory business we manage an additional $259 million in assets, representing 27 properties, all located in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $172 million. We also manage an additional $214 million in institutional assets under management, and $70 million of institutional equity under management.

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

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, our cash and cash equivalents totaled $580,000 and $2.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, are as follows (in thousands):

	2009	2008
Operating activities	$3,658	$2,222
Investing activities	$(683)	$(3,929)
Financing activities	$(4,730)	$954

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

Cash provided by operating activities as reported in the Consolidated Statements of Cash Flows increased by $1.4 million for the three months ended March 31, 2009 when compared to the prior period. Our net income increased by approximately $1.6 million from the 2008 period to the 2009 period. This net income increase was reduced from a cash flow standpoint due to the non-cash nature of the $2.9 million deferred gain that we recognized during the period. Additionally, during the 2009 period, we received proceeds of $1.1 million from the sale of the Fontana tract in Dallas that was purchased with the intent to resell. We sold this property in December 2008 and provided seller-financing to the buyer which is being repaid to us in installments. We also had a $2.6 million increase in working capital cash flow changes, which was driven primarily by $2.7 million in compensation and income tax accruals recorded during the period to accounts payable and other liabilities. These accruals were directly attributable to the recognition of the $2.9 million deferred gain from the sale of the Fontana tract. This increase in working capital cash flow changes was partially offset by a $1.2 million reduction in cash flows associated with our related party receivables.

Cash used in investing activities as reported in the consolidated statements of cash flows decreased by approximately $3.2 million for the three months ended March 31, 2009 period when compared to the comparable prior year period. In first quarter 2008, we made a $5.0 million investment in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. In the third quarter of 2008, we sold all of that investment at cost to one of our affiliates, REITPlus. We made no investment in affiliates during the 2009 period. Offsetting the 2008 investment in Shadow Creek, we collected a net $1.6 million from our merchant development funds during the 2008 period. As part of our treasury management function, we have historically placed excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. Such financing has been provided to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in as the lender and provide financing on the same terms as the third-party lender. These loans are unsecured, bear a market rate of interest and are due upon demand. We are no longer providing this type of financing to our merchant development funds and are receiving payments on these notes receivable as the funds generate liquidity from property dispositions and from financings with third parties.

Cash used in financing activities as reported in the consolidated statements of cash flows increased by approximately $5.7 million for the three months ended March 31, 2009 when compared to the 2008 period. The increase in cash used was primarily the result of a $6.5 million reduction in net proceeds from notes payable during the 2009 period when compared to the 2008 period. During 2008, we drew down on our credit facility in order to finance an investment we made in other affiliates on behalf of REITPlus. Additionally, common dividends paid increased by $1.4 million as a result of the discontinuance of the dividend reinvestment program on class C and D shares in the fourth quarter of 2008. These increases in cash outflows were partially offset by a $1.1 million reduction in treasury share repurchases during the periods pursuant to our approved share repurchase program.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of March 31, 2009, we are able to borrow up to $30.1 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of March 31, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of March 31, 2009, the interest rate was LIBOR plus 3.00%, and we had $26.0 million outstanding on the credit facility. We have approximately $3.1 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility.

During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the REIT sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations described below, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants or the acceleration of our unsecured credit facility due to our breach of a covenant could cause our 2009 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our dividends or elect to pay our dividends in shares of stock. On October 30, 2009 our unsecured credit facility matures, and we cannot predict whether the credit markets or equity capital markets will be accessible at that time at a reasonable price. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties currently held for sale as of March 31, 2009, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and (5) collections on notes receivable.

During the three months ended March 31, 2009, we declared dividends to our shareholders of $3.2 million, compared with $3.3 million in the three months ended March 31, 2008. All share classes receive monthly dividends. The dividends by class are as follows (in thousands):

		Class A	Class C	Class D
2009	First Quarter	$655	$724	$1,783

2008	Fourth Quarter	$655	$723	$1,782
	Third Quarter	$670	$723	$1,783
	Second Quarter	$719	$723	$1,781
	First Quarter	$773	$723	$1,775

Until we acquire properties, we use our funds to pay down outstanding debt under the credit facility. Thereafter, any excess cash is invested in short-term investments or overnight funds. This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Results of Operations
Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

Revenues
Total revenues increased by $178,000, or 2%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($10.3 million in 2009 versus $10.1 million in 2008). This decrease was primarily attributable to a decrease in rental income from operating leases and real estate fee income, offset by an increase in lease termination income.

Rental income from operating leases decreased by $126,000, or 2%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($7.5 million in 2009 versus $7.6 million in 2008) primarily due to a decrease in occupancy.

Real estate fee income decreased approximately $755,000, or 50%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($777,000 in 2009 versus $1.5 million in 2008) primarily due to a decrease in acquisition fees earned on property transactions within our merchant development funds.

Lease termination income increased by $1.1 million for the three months ended March 31, 2009 as compared to the same period in 2008 ($1.1 million in 2009 versus $0 in 2008). This increase is primarily attributable to a national tenant declaring bankruptcy and subsequently rejecting their ground lease with us. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. Lease termination income for the quarter ended March 31, 2009 represents the fair value of the building.

Expenses
Total operating expenses increased by $1.3 million, or 21%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($7.4 million in 2009 versus $6.1 million in 2008). This increase was primarily attributable to increases in general and administrative expenses, property expense and legal and professional expense.

General and administrative expense increased by $894,000, or 50%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($2.7 million in 2009 versus $1.8 million in 2008). The increase was primarily due to an increase in incentive compensation accrued during the 2009 period as a result of improved financial performance compared to the 2008 period.

Property expense increased by $161,000, or 8%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($2.1 million in 2009 versus $2.0 million in 2008). The increase was primarily due to additional reserves taken on our tenant receivables partially offset by a reduction in non-reimbursable structural repairs incurred at one of our properties.

Legal and professional expense increased by $352,000, or 92%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($736,000 in 2009 versus $384,000 in 2008). This increase is mainly attributable to increased legal costs which were partially offset by rate reductions that were achieved with certain of our professional service providers.

Other Income (expense)

Interest and other income-related party decreased by $179,000, or 69%, for the three months ended March 31, 2009 as compared to the same period in 2008 ($81,000 in 2009 versus $260,000 in 2008). This decrease is primarily attributable to the consolidation of a variable interest entity from which we earned interest income in 2008. Additionally, related party interest income decreased as a result of a decrease in related party notes receivable.

Loss from merchant development funds and other affiliates decreased by $54,000 for the three months ended March 31, 2009 as compared to the same period in 2008 (a loss of $89,000 in 2009 versus a loss of $143,000 in 2008). The decrease is mainly due to 2008 losses related to our investments in AmREIT Woodlake, LP, AmREIT Westheimer Gessner, LP, and Shadow Creek Ranch holding company. We sold all of our interest in Shadow Creek Ranch and a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our merchant development funds at the investment’s carrying cost.

Income (loss) from discontinued operations increased by $2.3 million for the three months ended March 31, 2009. The increase is primarily attributed to the recognition of a $1.9 million deferred gain (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas. Additionally, our fund raising business, which we discontinued as part of the restructuring in 2008, generated a net loss in 2008.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Discontinued Operations discussion in footnote 1 to our accompanying financial statements for detail of discontinued operations included in FFO. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months Ended March 31,
	2009	2008
Income - before discontinued operations	$607	$1,355
Income (loss) - from discontinued operations	2,013	(327)
Non-controlling interest	(53)	(31)

Plus depreciation of real estate assets - from operations	1,826	1,912
Plus depreciation of real estate assets - from discontinued operations	—	19

Adjustments for nonconsolidated affiliates	127	294
Less class C & D distributions	(2,507)	(2,498)

Total Funds From Operations available to class A shareholders	$2,013	$724

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, our CEO and CFO concluded that as of March 31, 2009 our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

AmREIT

/s/ H. Kerr Taylor
Date	May 15, 2009	H. Kerr Taylor, President and Chief Executive Officer

/s/ Chad C. Braun
Date	May 15, 2009	Chad C. Braun, Executive Vice President and Chief Financial Officer

Exhibit Index

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

Ex 10.5 Amended and Restated Revolving Credit Agreement, dated effective as of November 21, 2008 by and between AmREIT as borrower and Wells Fargo Bank, National Association as Lender (included as Exhibit 10.5 of the Exhibits to the Company’s Annual Report on Form 10-K, filed on March 30, 2009, and incorporated herein by reference).

Ex 31.1 - Certification pursuant to Rule 13a-14(a) of Chief Executive Officer dated May 15, 2009 (filed herewith).

Ex 31.2 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated May 15, 2009 (filed herewith).

Ex 32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Ex 32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).