Form 10-Q
period 2009-06-30
AMREIT
filed 2009-08-13
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
          (Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2009
Class A Common Stock, $0.01 par value	5,318,925 shares
Class C Common Stock, $0.01 par value	4,139,802 shares
Class D Common Stock, $0.01 par value	10,966,255 shares

AmREIT

Form 10-Q
Quarter Ended June 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

AmREIT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,328	$130,438
Buildings	142,241	140,711
Tenant improvements	9,712	9,552
	283,281	280,701
Less accumulated depreciation and amortization	(22,558)	(19,721)
	260,723	260,980

Real estate held for sale, net	—	2,662
Net investment in direct financing leases held for investment	21,193	18,884
Acquired lease intangibles, net	8,313	9,446
Investment in merchant development funds and other affiliates	4,140	4,496
Net real estate investments	294,369	296,468

Cash and cash equivalents	1,021	2,335
Tenant receivables, net	3,554	3,717
Accounts receivable, net	1,702	1,979
Accounts receivable - related party	1,519	1,441
Notes receivable	4,062	5,533
Notes receivable - related party	5,150	5,307
Deferred costs, net	2,449	2,556
Other assets	7,455	7,691
TOTAL ASSETS	$321,281	$327,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$183,090	$184,352
Accounts payable and other liabilities	8,080	7,071
Acquired below market lease intangibles, net	1,918	2,112
Deferred gain on sale of property	—	2,919
Security deposits	681	705
TOTAL LIABILITIES	193,769	197,159

Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common shares, $0.01 par value, 50,000,000 shares authorized, 6,634,489 and 6,634,489 shares issued and outstanding, respectively	66	66
Class C common shares, $0.01 par value, 4,400,000 shares authorized, 4,139,802 and 4,139,802 shares issued and outstanding, respectively	41	41
Class D common shares, $0.01 par value, 17,000,000 shares authorized,10,966,255 and 10,993,010 shares issued and outstanding, respectively	110	110
Capital in excess of par value	184,861	185,350
Accumulated distributions in excess of earnings	(48,829)	(46,383)
Accumulated other comprehensive loss	(317)	(409)
Cost of treasury shares, 1,315,564 and 1,355,405 Class A common shares, respectively	(9,687)	(10,151)
TOTAL SHAREHOLDERS’ EQUITY	126,245	128,624
Non-controlling interest	1,267	1,244
TOTAL EQUITY	127,512	129,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,281	$327,027

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter ended June 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income from operating leases	$7,383	$8,456	$14,890	$16,089
Earned income from direct financing leases	566	503	1,111	1,007
Lease termination income	—	—	1,065	—
Real estate fee income	67	85	154	285
Real estate fee income - related party	554	1,311	1,244	2,643
Construction management fee income	—	4	—	41
Construction management fee income - related party	206	145	244	205
Asset management fee income - related party	383	377	767	753
Total revenues	9,159	10,881	19,475	21,023

Expenses:
General and administrative	793	1,748	3,476	3,479
Property expense	1,932	2,466	4,041	4,421
Legal and professional	370	390	1,101	775
Real estate commissions	—	5	1	42
Depreciation and amortization	1,905	2,680	3,770	4,642
Total expenses	5,000	7,289	12,389	13,359

Operating income	4,159	3,592	7,086	7,664

Other income (expense):
Interest and other income - related party	159	229	340	490
Loss from merchant development funds and other affiliates	(179)	(246)	(268)	(389)
Income tax benefit (expense) for taxable REIT subsidiary	(127)	192	164	113
Interest expense	(2,625)	(2,698)	(5,219)	(5,418)

Income from continuing operations	1,387	1,069	2,103	2,460

Loss from discontinued operations, net of taxes	(22)	(1,536)	(16)	(1,899)
Gain on sales of real estate acquired for resale, net of taxes	—	—	1,897	—
Income (loss) from discontinued operations	(22)	(1,536)	1,881	(1,899)

Net income (loss) before noncontrolling interest	1,365	(467)	3,984	561

Net loss attributable to noncontrolling interest	(49)	(198)	(102)	(229)
Net income (loss)	1,316	(665)	3,882	332

Distributions paid to Class C and D shareholders	(2,507)	(2,504)	(5,014)	(5,002)

Net loss available to Class A shareholders	$(1,191)	$(3,169)	$(1,132)	$(4,670)

Net income (loss) per Class A common share - basic and diluted
Loss before discontinued operations	$(0.22)	$(0.28)	$(0.57)	$(0.46)
Income (loss) from discontinued operations	$(0.00)	$(0.27)	$0.36	$(0.32)
Net loss	$(0.22)	$(0.55)	$(0.21)	$(0.78)

Weighted average Class A common shares used to compute net loss per share, basic and diluted	5,314	5,775	5,296	5,995

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2009
(in thousands)
(unaudited)

	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Cost of treasury shares	Total
Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$1,244	$(10,151)	$129,868

Net income before noncontrolling interest	—	—	3,984	—	—	—	3,984
Net loss attributable to noncontrolling interest		—	(102)	—	102	—	—
Fair value of hedge liability	—	—	—	92	—	—	92
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	—	464	—
Amortization of deferred compensation	—	250	—	—	—	—	250
Retirement of common shares, Class D	—	(275)	—	—	—	—	(275)
Distributions	—	—	(6,328)	—	(79)	—	(6,407)

Balance at June 30, 2009	$217	$184,861	$(48,829)	$(317)	$1,267	$(9,687)	$127,512

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,984	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	—	(2,739)
Proceeds from sales of real estate acquired for resale	1,500	—
Gain on sales of real estate acquired for resale	(2,875)	—
Impairment charge	—	1,332
Bad debt expense	342	648
Lease termination income	(1,065)	—
Loss from merchant development funds and other affiliates	268	390
Cash receipts (payments) related to deferred related party fees	10	(323)
Depreciation and amortization	3,730	2,997
Amortization of above/below market rent	(26)	747
Amortization of loan premium and financing cost	209	47
Amortization of deferred compensation	250	224
Distributions from merchant development funds and other affiliates	—	19
Decrease (increase) decrease in tenant receivables	(74)	266
Decrease (increase) in accounts receivable	172	(319)
Decrease (Increase) in accounts receivable - related party	(78)	1,442
Cash receipts from direct financing leases more than income recognized	(73)	102
Decrease (Increase) in other assets	136	(831)
Increase (decrease) in accounts payable and other liabilities	1,051	(1,886)
Increase (decrease) in security deposits	(24)	31
Net cash provided by operating activities	7,437	2,708

Cash flows from investing activities:
Improvements to real estate	(1,039)	(758)
Loans to affiliates	(193)	(4,108)
Payments from affiliates	350	5,157
Investment in receivable	—	(1,711)
Additions to furniture, fixtures and equipment	—	(91)
Proceeds from sale to related party of investment in other affiliates	—	9,068
Investment in merchant development funds and other affiliates	—	(5,490)
Distributions from merchant development funds and other affiliates	84	130
Decrease in preacquisition costs	4	89
Net cash provided by (used in) investing activities	(794)	2,286

Cash flows from financing activities:
Proceeds from notes payable	902	31,462
Payments of notes payable	(2,124)	(24,588)
Increase in deferred costs	(53)	(18)
Purchase of treasury shares	—	(6,172)
Issuance of common shares	—	81
Retirement of common shares	(275)	(3,229)
Issuance costs	—	(34)
Common dividends paid	(6,328)	(3,431)
Distributions to non-controlling interests	(79)	(79)
Net cash used in financing activities	(7,957)	(6,008)

Net decrease in cash and cash equivalents	(1,314)	(1,014)
Cash and cash equivalents, beginning of period	2,335	1,221
Cash and cash equivalents, end of period	$1,021	$207

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$5,066	$5,409
Income taxes	316	380

Supplemental schedule of noncash investing and financing activities

During the six months ended June 30, 2008, we issued class C common and D common shares with a value of $3.1 million in satisfaction of dividends through the dividend reinvestment program.

During the six months ended June 30, 2009, we reclassified $2.7 of assets held for sale back to held for use.

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Our core portfolio consists of Today’s Irreplaceable Corners™. These are corner properties in top U.S. growth markets with high barriers to entry, high daytime and evening population, high traffic counts and high household incomes within 3-5 miles of the property. To provide future growth and investment opportunities, our advisory business invests in and advises six merchant development funds that own, develop and manage Tomorrow’s Irreplaceable Corners™. These are properties that are located at dominant regional intersections within fast growing markets. We create value for our clients and investors through our expertise in development, redevelopment and daily operation of these properties.

During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more conforming business platform that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:

•

Phase I consisted of business model changes which are designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with Phase I of our plan, we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, we terminated the best efforts equity offering of our affiliate, REITPlus, Inc. (“REITPlus”). Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

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

On May 20, 2009, our Board of Trust Managers approved the agreement of merger between AmREIT and REITPlus. We have filed our joint proxy statement prospectus with the Securities and Exchange Commission on Form S-4 for the merger. Subject to regulatory review, we expect to complete the merger in September 2009. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger is subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The cost of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million. As of June 30, 2009, we have incurred $141,000 in merger costs, which have been deferred and are included in other assets in the accompanying consolidated balance sheet until consummation of the merger.

AmREIT’s direct predecessor, American Asset Advisers Trust, Inc. (“ATI”), was formed as a Maryland corporation in 1993. Prior to 1998, ATI was externally advised by American Asset Advisors Corp. which was formed in 1985. In June 1998, ATI merged with its advisor and changed its name to AmREIT, Inc. In December 2002, AmREIT, Inc. reorganized as a Texas real estate investment trust and became AmREIT. At our annual meeting of shareholders on May 20, 2009, our shareholders approved a redomestication merger, the purpose of which was to change our state of domicile from Texas to Maryland. The redomestication became effective May 21, 2009.

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

The consolidated financial statements included in this report for the quarters ended June 30, 2009 and 2008 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the six months ended June 30, 2009, we recognized percentage rents of $11,000 compared to no percentage rent recognized for the six months ended June 30, 2008. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building compared to leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the six months ended June 30, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building during the six months ended June 30, 2009. We recognized no lease termination income during the six months ended June 30, 2008.

We have investments in merchant development funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations.

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

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. Prior to that time, we capitalize these costs. During the six months ended June 30, 2009 and June 30, 2008, we had $20,000 and $29,000, respectively, of capitalized interest and taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, respectively, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods and are amortized as an adjustment to rental revenue over the remaining terms of the underlying leases. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Effective January 1, 2009, we expense as incurred costs associated with pending and completed acquisitions of operating properties.

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2009, no properties were classified as real estate held for sale. As of December 31, 2008, we owned two properties with a carrying value of $2.7 million that were classified as real estate held for sale. During 2009, we transferred $2.7 million of real estate held for sale as of December 31, 2008 back to held for use as of June 30, 2009.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the six months ended June 30, 2009. An impairment charge of $1.3 million was recognized for the six months ended June 30, 2008 related to four properties that represent non-core real estate assets, all of which are in discontinued operations. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of June 30, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $758,000 and $502,000, respectively, related to our tenant receivables. We had recoveries of bad debt related to tenant receivables of $94,000 during the six months ended June 30, 2009. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business (discontinued operation) and various other receivables. As of June 30, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $181,000 and $87,000, respectively, related to our receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. Bad debt expense and any related recoveries on receivables are included in general and administrative expense. Also included in accounts receivable as of June 30, 2009 is a $1.5 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Note receivable – Included in note receivable is a $4.0 million note from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. During the six months ended June 30, 2009, we collected $1.5 million on this note from the buyer. The note agreement provides that the remaining $4.0 million is due in December 2009 along with interest accrued thereon since inception of the note. With a 30-day notice period, the buyer has a one-time loan extension right to June 30, 2010 with payment of a $50,000 extension fee.

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

DISCONTINUED OPERATIONS

During the third quarter of 2008, we exited the general contracting business and the independent broker-dealer fund-raising business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale. We continue to receive cashflows from the general contracting business as we complete our contractual obligations. We ceased general contracting operations during the second quarter of 2009. We have no properties that were held for sale as of June 30, 2009, and we had two properties held for sale as of December 31, 2008. During the six months ended June 30, 2009, we reclassified $2.7 million of real estate held for sale back to held for use. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use. The following is a summary of our discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Rental revenue	$—	$114	$(10)	$225
Real estate fee income	—	30	—	100
Construction revenues	179	2,199	857	3,458
Securities commission income	—	424	—	949
Interest and other income	—	—	—	13
Gain on sale of real estate held for resale	—	—	1,897	—
Total revenues	179	2,767	2,744	4,745

Other general and administrative	17	534	(29)	1,281
Property expense	10	20	34	130
Construction costs	167	2,221	826	3,362
Legal and professional	6	60	21	145
Securities commissions	—	296	—	676
Depreciation and amortization	—	20	—	39
Impairment charge	—	1,331	—	1,331
Federal income tax expense (benefit)	1	(179)	11	(320)
Total expenses	201	4,303	863	6,644
Income (loss) from discontinued operations	(22)	(1,536)	1,881	(1,899)
Basic and diluted income (loss) from discontinued operations per class A common share	$—	$(0.27)	$0.36	$(0.32)

The following is a discussion of significant accounting policies that are applicable to the general contracting and independent broker-dealer fund-raising businesses that we exited in the third quarter of 2008:

General Contracting - Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the physical completion of the structure. Revenues from cost-plus-percentage-fee contracts are recognized on the basis of costs incurred during the period plus the percentage fee earned on those costs. Construction contract costs include all direct material and labor costs and any indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to any claims is included in revenues when realization is probable and the amount can be reliably estimated. Unbilled construction receivables represent reimbursable costs and amounts earned under contracts in progress as of the date of our balance sheet. Such amounts become billable according to contract terms, which usually consider the passage of time, achievement of certain milestones or completion of the project. Advance billings represent billings to or collections from clients on contracts in advance of revenues earned thereon. Unbilled construction receivables are generally billed and collected within the twelve months following the date of our balance sheet, and advance billings are generally earned within the twelve months following the date of our balance sheet.

The following are the significant assets and liabilities of our general contracting business:

	June 30, 2009	December 31, 2008

Billed receivables
- Third party	$53	$189
- Related party	$764	$511
Unbilled receivables
- Third party	$—	$1
- Related party	$—	$—
Retention receivables
- Third party	$—	$—
- Related party	$—	$521

Accounts payable/accrued liabilities	$204	$1,180
Advances billings	$—	$—

Independent broker-dealer fund-raising business – Securities commission income is recognized as units of our merchant development funds are sold through our wholly-owned subsidiary, AmREIT Securities Company. Securities commission income is earned as the services are performed and pursuant to the corresponding prospectus or private offering memorandum. Generally, it includes a selling commission of between 6.5% and 7.5%, a dealer-manager fee of between 2.5% and 3.25% and offering and organizational costs of 1.0% to 1.50%. The selling commission is then paid to the unaffiliated selling broker-dealer and reflected as securities commission expense.

The following are the significant assets and liabilities of our broker-dealer securities business:

	June 30, 2009	December 31, 2008

Cash	$131	$141
Accounts payable/accrued liabilities	$5	$19

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of June 30, 2009 and December 31, 2008 totaled $1.1 million and $834,000, respectively. Accumulated amortization related to deferred leasing costs as of June 30, 2009 and December 31, 2008 totaled $764,000 and $644,000, respectively.

DEFERRED COMPENSATION

Our deferred compensation and long term incentive plan is designed to attract and retain the services of our trustees and employees that we consider essential to our long-term growth and success. As such, it is designed to provide them with the opportunity to own shares, in the form of restricted shares, in us, and provide key employees the opportunity to participate in the success of our affiliated actively-managed merchant development funds through the economic participation in our general partner companies. All long term compensation awards are designed to vest over a period of three to seven years and promote retention of our team members.

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trustees and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the six months ended June 30, 2009.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	292,305	$7.67
Granted	64,055	9.06
Vested	(51,495)	6.58
Forfeited	—	—
End of period	304,865	$8.16

During the six months ended June 30, 2009, the weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan was $9.06 per share. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was $339,000 and $407,000, respectively. Total compensation cost recognized related to restricted shares during the six months ended June 30, 2009 and 2008 was $250,000 and $224,000, respectively. As of June 30, 2009, total unrecognized compensation cost related to restricted shares was $2.4 million, and the weighted average period over which we expect this cost to be recognized is 3.9 years.

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

Tax-Deferred Retirement Plan (401(k)) - We maintain a defined contribution 401(k) retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be either invested in an array of large, mid and small cap mutual funds or directly into class A common shares. Employee contributions invested in our shares are limited to 50% of the employee’s contributions. We match 50% of the employee’s contribution, with the maximum employee contribution being 4%. No portion of the employer matching contribution can be comprised of our stock.

Share Options - We are authorized to grant options of our Class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of June 30, 2009 and December 31, 2008, none of these options have been granted.

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

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $144,000 and $145,000 for the Texas Margin Tax for the six months ended June 30, 2009 and 2008, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to Class A common shareholders by the weighted average number of Class A common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the Class C and Class D common shares which represent17.0 million and 23.0 million potential common shares for the six months ended June 30, 2009 and 2008, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A common share for the three and six months ended June 30, 2009 and 2008, respectively, as indicated:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
Net income (loss) to Class A common shareholders*	$(1,191)	$(3,169)	$(1,132)	$(4,670)
Weighted average Class A common shares outstanding*	5,314	5,775	5,296	5,995
Basic and diluted income (loss) per share	$(0.22)	$(0.55)	$(0.21)	$(0.78)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of cash, cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, notes receivable, notes receivable-related party, accounts payable and other liabilities are representative of their respective fair values due to the short-term maturity of these instruments. Our revolving line of credit, as well as our $17.0 million loan on the MacArthur Park property, were recently transacted and have market-based terms, including a variable interest rate. Accordingly, the carrying value of these debt obligations are representative of their respective fair values. Additionally, our derivative financial instruments are recorded at fair value in the accompanying balance sheets.

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

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30,2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$182,272
Derivative Liability	$—	$317	$—

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under FAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. With the adoption of FAS 141R, we will no longer be capitalizing acquisition costs associated with the acquisition of operating properties; rather, we will expense those costs as incurred. During the six months ended June 30, 2009 we did not incur any acquisition costs.

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

          In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for intangibles acquired during fiscal years beginning after December 15, 2008. The adoption had no effect as we have not acquired any intangibles during the current year.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through August 13, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

          In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

Merchant Development Funds
As of June 30, 2009, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 15.4%. See Note 9 regarding transactions we have entered into with our merchant development funds.

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

REITPlus, Inc (“REITPlus”).- On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder. Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which will own substantially all of the properties acquired on REITPlus’s behalf.

A wholly owned subsidiary of AmREIT serves as the advisor to REITPlus and will therefore earn recurring fees such as asset management and property management fees. We will also earn transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. We will also participate in a 15% promoted interest, payable upon REITPlus’ liquidation, listing of its shares on a national securities exchange, or the termination or non-renewal of the advisory agreement with our subsidiary (other than for cause) after the REITPlus stockholders receive, or are deemed to have received, their invested capital plus a 7% preferred return. In October 2008, the REITPlus offering was terminated, and capital-raising ceased (see Note 1).

Merchant Development Funds – Financial Information

The following table sets forth certain financial information as of June 30, 2009 for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds and REITPlus:

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

(2) REITPlus terminated its offering in October 2008.

(3) We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchased shares in the public offering.

Other Affiliates

We have investments in entities other than the merchant development funds that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake, LP, (“Woodlake”) for a 30% limited partner interest in the partnership. Woodlake was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the northeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of June 30, 2009, we held the remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located in Houston, Texas at the southeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of June 30, 2009, we held a 10% interest in Woodlake Pointe.

4. ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141, (SFAS No. 141R will be applied to operating real estate property acquired subsequent to its adoption) we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $976,000 and $1.6 million during the six months ended June 30, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $168,000 and $175,000 during the six months ended June 30, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $193,000 and $1.0 million during the six months ended June 30, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	June 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$17,344	$17,347
In-place leases – accumulated amortization	(9,470)	(8,508)
Above-market leases	2,022	2,023
Above-market leases – accumulated amortization	(1,583)	(1,416)
Acquired leases intangibles, net	$8,313	$9,446

Acquired lease intangible liabilities:
Below-market leases	$3,865	$3,865
Below-market leases – accumulated amortization	(1,947)	(1,753)
Acquired below-market lease intangibles, net	$1,918	$2,112

5. NOTES PAYABLE

Our outstanding debt at June 30, 2009 and December 31, 2008 consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Fixed rate Mortgage Loans (1)	$152,183	$152,935
Variable-rate unsecured line of credit	25,999	27,411
Variable-rate secured loans	4,908	4,006
Total	$183,090	$184,352

(1) Included in Fixed-Rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to executing an interest rate swap agreement.

We have an unsecured credit facility in place which is available for the acquisition of properties and for working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of June 30, 2009, we are able to borrow up to $30.1 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of June 30, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of June 30, 2009, the interest rate was LIBOR plus 3.00%, and we had $26.0 million outstanding on the credit facility. We have approximately $3.1 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility.

Our credit facility matures and will therefore become due and payable in October 2009. We are currently discussing a renewed credit facility with our lender and expect that we will have a renewed facility in place by the time the current facility expires. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and/or (5) collections on notes receivable. However, in the event that we are unable to come to terms with our lender on a renewed facility, no assurance can be given that we would be able to generate sufficient liquidity or in a sufficient amount of time to allow for extinguishment of the obligation by the maturity date. In this event, we would be in default on the facility, and our lender would be able to exercise their rights pursuant to the terms of the credit agreement.

As of June 30, 2009, the weighted average interest rate on our fixed-rate debt is 5.92%, and the weighted average remaining life of such debt is 5.6 years. We added variable-rate debt of $21.0 million during the year ended December 31, 2008, $17.0 million of which we fixed through an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11%. This $17.0 million loan was placed in conjunction with the 2008 refinancing of our MacArthur Park property. We entered into the swap agreement in order to hedge our exposure to interest rate fluctuations.

As of June 30, 2009, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments		Term-Loan Maturities	Total Payments
2009	$26,725	(1)	4,908	31,633
2010	1,554		—	1,554
2011	1,816		19,866	21,682
2012	1,308		12,811	14,119
2013	425		22,824	23,249
Thereafter	1,594		88,900	90,494
Unamortized debt premiums	359		—	359
Total	$33,781		$149,309	$183,090

(1) $26.0 million of the scheduled principal repayments represent our credit facility which matures in October 2009.

6. CONCENTRATIONS

As of June 30, 2009, Uptown Park in Houston, Texas accounted for approximately 21% and MacArthur Park accounted for 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the six months ended June 30, 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2009	2008	2009	2008
IHOP Corporation	$552	$559	$1,106	$1,117
Kroger	529	529	1,058	1,058
CVS	230	230	461	461
Walgreens	206	75	330	149
TGI Fridays	114	109	223	217
Hard Rock Cafe	113	111	223	221
Champps Americana	106	106	211	211
Golden Corral	105	105	210	203
Paesanos	89	89	178	178
McCormick & Schmicks	85	85	170	170
	$2,129	$1,998	$4,170	$3,985

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases or earned income from direct financing leases as appropriate (see discussion of revenue recognition in Note 2).

7. DERIVATIVE INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $317,000 at June 30, 2009 and is recorded in accrued liabilities on the balance sheet. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the six months ended June 30, 2009, we have paid $164,000 related to this swap which is included in interest expense.

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

8. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — On December 1, 2008 the Board of Trust Managers approved the privatization of the Company through withdrawal of its Class A common shares from listing on the NYSE Euronext Exchange (“NYX”, formerly the American Stock Exchange). On December 19, 2008, trading on the NYX ceased, and all AmREIT share classes became non-traded. As of June 30, 2009, there were 5,318,925 of our class A common shares outstanding, net of 1,315,564 shares held in treasury. Our payment of any future cash dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of June 30, 2009, there were 4,139,802 of our class C common shares outstanding. We have discontinued the class C dividend reinvestment program which allowed investors to reinvest their dividends into additional class C common shares.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of June 30, 2009, there were 10,966,255 of our class D common shares outstanding. We have discontinued the class D dividend reinvestment program that allowed investors to reinvest their dividends into additional class D common shares.

Non-controlling Interest — Non-controlling interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

9. RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction and construction management services to our merchant development funds. We wholly own the companies that serve as the general partner for the funds. Real estate fee income of $1.2 million and $2.7 million ($100,000 in discontinued operations) were paid by the funds to the Company for the six months ended June 30, 2009 and 2008, respectively. Additionally, construction revenues (included in discontinued operations) of $857,000 and $2.4 million were earned from the merchant development funds during the six months ended June 30, 2009 and 2008, respectively. Construction management fee income of $289,000 and $205,000 were earned from the merchant development funds during the six months ended June 30, 2009 and 2008, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $767,000 and $753,000 were paid by the funds to us during the six months ended June 30, 2009 and 2008, respectively. Additionally, during the six months ended June 30, 2009 and 2008, we were reimbursed by the merchant development funds $724,000 and $422,000, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

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

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions in the six months ended June 30, 2009. A sale was consummated in November 2008 that generated a sales price of $6.0 million, $5.5 million of which we financed to the buyer. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and recorded a deferred gain of $2.9 million. We recognized the remaining $2.9 million gain during the six months ended June 30, 2009 as we believe the ultimate collectability of the note is reasonably assured and we collected proceeds on the note from the buyer sufficient to allow for full recognition of the gain.

During the six months ended June 30, 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently operating for a national drugstore tenant with whom we have an executed long-term lease.

11. COMMITMENTS & CONTINGENCIES

In May 2009, we signed a new lease agreement for our office facilities which expires August 31, 2010. In addition, we lease various office equipment for daily activities. Rental expense for the six months ended June 30, 2009 and 2008 was $179,000 and $198,000, respectively.

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

Segment results for the three and six months ended June 30, 2009 and 2008 are as follows:

			Asset Advisory Group
For the three months ended June 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$7,822	$127	$—	$—	$7,949
Real estate fee income	—	621	—	—	621
Construction management fee income	—	206	—	—	206
Asset management fee income	—	—	—	383	383
Total revenue	7,822	954	—	383	9,159

General and administrative	—	744	—	49	793
Property expense	1,929	3	—	—	1,932
Legal and professional	352	13	—	5	370
Real estate commissions	—	—	—	—	—
Depreciation and amortization	1,883	22	—	—	1,905
Total expenses	4,164	782	—	54	5,000

Interest income (expense)	(2,593)	138	—	(170)	(2,625)
Other income/ (expense)	101	(49)	—	(199)	(147)

Loss from discontinued operations	(5)	(8)	(9)	—	(22)

Net (loss) attributable to noncontrolling interest	(49)	—	—	—	(49)

Net income (loss)	$1,112	$253	$(9)	$(40)	$1,316

			Asset Advisory Group
For the three months ended June 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$8,754	$205	$—	$—	$8,959
Real estate fee income	—	1,396	—	—	1,396
Construction management fee income	—	149	—	—	149
Asset management fee income	—	—	—	377	377
Total revenue	8,754	1,750	—	377	10,881

General and administrative	492	1,229	—	27	1,748
Property expense	2,463	3	—	—	2,466
Legal and professional	348	42	—	—	390
Real estate commissions	—	5	—	—	5
Depreciation and amortization	2,676	4	—	—	2,680
Total expenses	5,979	1,283	—	27	7,289

Interest expense	(2,495)	(16)	—	(187)	(2,698)
Other income/ (expense)	62	230	—	(117)	175

Loss from discontinued operations	(81)	(1,358)	(97)	—	(1,536)

Net (loss) attributable to noncontrolling interest	(50)	(148)	—	—	(198)

Net income (loss)	$211	$(825)	$(97)	$46	$(665)

			Asset Advisory Group
For the six months ended June 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$15,745	$256	$—	$—	$16,001
Lease termination fee income	$1,065	$—	$—	$—	$1,065
Real estate fee income	—	1,398	—	—	1,398
Construction management fee income	—	244	—	—	244
Asset management fee income	—	—	—	767	767
Total revenue	16,810	1,898	—	767	19,475

General and administrative	762	2,633	—	81	3,476
Property expense	4,027	14	—	—	4,041
Legal and professional	543	539	—	19	1,101
Real estate commissions	1	—	—	—	1
Depreciation and amortization	3,727	43	—	—	3,770
Total expenses	9,060	3,229	—	100	12,389

Interest income (expense)	(5,104)	164	—	(279)	(5,219)
Other income/ (expense)	112	478	—	(354)	236

Income (loss) from discontinued operations	(27)	1,905	3	—	1,881

Net (loss) attributable to noncontrolling interest	(102)	—	—	—	(102)

Net income	$2,629	$1,216	$3	$34	$3,882

			Asset Advisory Group
For the six months ended June 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$16,847	$249	$—	$—	$17,096
Real estate fee income	—	2,928	—	—	2,928
Construction management fee income	—	246	—	—	246
Asset management fee income	—	—	—	753	753
Total revenue	16,847	3,423	—	753	21,023

General and administrative	845	2,567	—	67	3,479
Property expense	4,415	6	—	—	4,421
Legal and professional	696	79	—	—	775
Real estate commissions	—	42	—	—	42
Depreciation and amortization	4,637	5	—	—	4,642
Inpairment Charge	—	—	—	—	—
Total expenses	10,593	2,699	—	67	13,359

Interest expense	(5,052)	(74)	—	(292)	(5,418)
Other income/ (expense)	308	152	—	(246)	214

Loss from discontinued operations	(16)	(1,539)	(344)	—	(1,899)

Net (loss) attributable to noncontrolling interest	(95)	(134)	—	—	(229)

Net income (loss)	$1,399	$(871)	$(344)	$148	$332

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 20, 2009, our Board of Trust Managers approved the agreement of merger between AmREIT and REITPlus. We have filed our joint proxy statement/prospectus with the Securities and Exchange Commission on Form S-4 for the merger. Subject to regulatory review, we expect to complete the merger in September 2009. The anticipated merger is the next step in Vision 2010 and would combine all AmREIT capital stock into a single class of common shares, accomplishing our goal of simplifying our capital structure. The merger is subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The cost of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million.

On May 21, 2009, we changed our state of domicile from Texas to Maryland pursuant to a merger into a newly created Maryland entity, as approved by shareholders at our 2009 annual meeting. Maryland’s well established body of statutory and case law relating to REITs and REIT issues provides our Board of Trustees with greater certainty and predictability in managing the affairs of the Company. In addition, as REITPlus is a Maryland entity, any merger between us and REITPlus will now be more easily accomplished as between two Maryland entities.

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

As of June 30, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to have a presence in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of June 30, 2009, our operating properties are leased at 91.5% based on leasable square footage compared to 98.4% as of December 31, 2008, and 91.5% as of March 31, 2009.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas should produce stable earnings and growth opportunities in future years. We continually monitor the sales trends and creditworthiness of our tenants. Our acquisitions program is sensitive to changes in interest rates. As of June 30, 2009, 83% of our outstanding debt had a long-term fixed interest rate with an average term of 5.6 years. Our philosophy continues to seek to match long-term leases with long-term debt structures while keeping our debt to total assets (at fair value) ratio less than 55%.

Advisory Business
For 25 years, we have created financial solutions for our investors by offering real estate investment opportunities as a stable and dependable source of income and portfolio growth. We have successfully formed, invested in and advised 17 private and public investment vehicles over the past two and a half decades that have led to the acquisition, development and redevelopment of Tomorrow’s Irreplaceable Corners™ properties throughout the United States. Tomorrow’s Irreplaceable Corners are properties that are located on dominant regional intersections within fast growing markets. AmREIT creates value for its clients and investors through its expertise in development, redevelopment and daily operation of these properties.

The advisory business invests in and actively manages five merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and in REITPlus. We invest in the limited partnerships we manage as both the general partner and as a limited partner, and, in REITPlus, we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, thereby linking our success to that of the investors in our managed funds. Within our asset advisory business we manage an additional $473 million in assets, representing 27 properties, all located in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $242 million. including $70 million of institutional equity.

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

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, our cash and cash equivalents totaled $1.0 million and $2.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, are as follows (in thousands):

	2009	2008
Operating activities	$7,437	$2,706
Investing activities	$(794)	$2,286
Financing activities	$(7,957)	$(6,008)

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

Cash provided by operating activities as reported in the consolidated statements of cash flows increased by $4.7 million for the six months ended June 30, 2009 when compared to the prior period. Our net income increased by approximately $3.6 million from the 2008 period to the 2009 period. This increase was reduced from a cash flow standpoint due to the non-cash nature of the $2.9 million deferred gain that we recognized during the period as well as the $1.1 million non-cash lease termination fee. During the 2009 period, we had a $4.2 million increase in cash flows from our activities related to real estate that we purchase with the intent to resell. During the 2008 period, we purchased one property for $2.7 million versus the 2009 period wherein we received proceeds of $1.5 million from the sale of the Fontana tract in Dallas. We sold this property in December 2008 and provided seller-financing to the buyer which is being repaid to us in installments. We also had a $2.3 million increase in working capital cash flow changes, which was driven primarily by $2.9 million increase in accounts payable and other liabilities. This increase is mainly due to compensation and income tax accruals recorded during the period directly attributable to the recognition of the deferred gain from the sale of the Fontana tract. These increases in working capital cash flow changes were partially offset by a $1.5 million reduction in cash flows associated with our related party receivables.

Cash used in investing activities as reported in the consolidated statements of cash flows decreased by approximately $3.1 million for the six months ended June 30, 2009 period when compared to the comparable prior year period. This decrease in cash was primarily attributable to a net decrease of $3.6 million in cash flows attributable to our investments in affiliates. In first quarter 2008, we made a $5.0 million investment in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. During 2008, we sold all of that investment at cost to one of our affiliates, REITPlus. Additionally during 2008, we sold our 20% interest in Woodlake Square and Westheimer Gessner to MIG IV for $5.2 million. We made no investment in affiliates during the 2009 period. In conjunction with the acquisition of the Shadow Creek Ranch shopping center, we also purchased a $1.7 million investment in receivables in 2008. Cash flows associated with loans to our merchant development funds decreased by $892,000 during the 2009 period when compared to 2008. In 2008 we collected a net $1.0 million from the merchant development funds, compared to net collections of $157,000 in 2009. As part of our treasury management function, we have historically placed excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. Such financing has been provided to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in as the lender and provide financing on the same terms as the third-party lender. These loans are unsecured, bear a market rate of interest and are due upon demand. We are no longer providing this type of financing to our merchant development funds and are receiving payments on these notes receivable as the funds generate liquidity from property dispositions and from financings with third parties.

Cash used in financing activities as reported in the consolidated statements of cash flows increased by approximately $2.0 million for the six months ended June 30, 2009 when compared to the 2008 period. The decrease in cash was primarily the result of an $8.1 million reduction in net proceeds from notes payable during the 2009 period when compared to the 2008 period. During 2008, we drew down on our credit facility in order to finance an investment we made in other affiliates on behalf of REITPlus. Additionally, common dividends paid increased by $2.9 million as a result of the discontinuance of the dividend reinvestment program on class C and D shares in the fourth quarter of 2008. These decreases in cash were partially offset by a $6.2 million reduction in treasury share repurchases during the periods pursuant to our approved share repurchase program. In addition, cash used for redemptions decreased by $3.0 million in 2009 compared to 2008 since we are no longer allowing redemptions of Class C and D shares.

We have an unsecured credit facility in place which is being used to provide funds for the acquisition of properties and working capital. The credit facility matures in October 2009 and provides that we may borrow up to $35 million, subject to the value of unencumbered assets. As of June 30, 2009, we are able to borrow up to $30.1 million. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of June 30, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of June 30, 2009, the interest rate was LIBOR plus 3.00%, and we had $26.0 million outstanding on the credit facility. We have approximately $3.1 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility.

Our credit facility matures and will therefore become due and payable in October 2009. We are currently discussing a renewed credit facility with our lender and expect that we will have a renewed facility in place by the time the current facility expires. If we are unable to renew the facility on acceptable terms with our current lender, we believe that we will be able to obtain a similar facility with another lender. In the event that we are unable to come to terms with our current lender or another lender, we believe that we would be able to generate sufficient liquidity to satisfy our obligation under the credit facility through a combination of (1) sales of non-core properties, (2) sales of certain of our investments in non-consolidated affiliates, (3) financings on a portion of our unencumbered property pool, (4) refinancing of underleveraged properties and/or (5) collections on notes receivable. However, in the event that we are unable to come to terms with our lender on a renewed facility, no assurance can be given that we would be able to generate sufficient liquidity or in a sufficient amount of time to allow for extinguishment of the obligation by the maturity date. In this event, we would be in default on the facility, and our lender would be able to exercise their rights pursuant to the terms of the credit agreement.

During the past several months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the REIT sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants or the acceleration of our unsecured credit facility due to our breach of a covenant could cause our 2009 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our dividends or elect to pay our dividends in shares of stock.

During the six months ended June 30, 2009, we declared dividends to our shareholders of $6.3 million, compared with $6.5 million in the six months ended June 30, 2008. All share classes receive monthly dividends. The dividends by class are as follows (in thousands):

		Class A	Class C	Class D
2009	Second Quarter	$659	$724	$1,783
	First Quarter	$655	$724	$1,783

2008	Fourth Quarter	$655	$723	$1,782
	Third Quarter	$670	$723	$1,783
	Second Quarter	$719	$723	$1,781
	First Quarter	$773	$723	$1,775

Until we acquire properties, we use our funds to pay down outstanding debt under the credit facility. Thereafter, any excess cash is invested in short-term investments or overnight funds. This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Results of Operations
Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Revenues
Total revenues decreased by $1.7 million, or 16%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($9.1 million in 2009 versus $10.9 million in 2008). This decrease was primarily attributable to a decrease in rental income from operating leases and real estate fee income.

Rental income from operating leases decreased by $1.1 million, or 13%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($7.3 million in 2009 versus $8.5 million in 2008). During 2008, a major tenant on one of our properties vacated their space which resulted in the accelerated amortization of their below market lease in the amount of approximately $850,000. Additionally, our occupancy has decreased during the 2009 period which has resulted in a decrease in rental income of approximately $275,000 during the three month period.

Real estate fee income decreased approximately $775,000, or 56%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($621,000 in 2009 versus $1.4 million in 2008) primarily due to a decrease in acquisition fees earned on property transactions within our merchant development funds during 2008.

Expenses
Total operating expenses decreased by $2.3 million, or 31%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($5.0 million in 2009 versus $7.3million in 2008). This decrease was primarily attributable to decreases in general and administrative expenses, property expense, legal and professional expense, depreciation and amortization expenses and in impairment charges.

General and administrative expense decreased by $955,000, or 55%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($793,000 in 2009 versus $1.7 million in 2008). The decrease is primarily attributable to a reduction in compensation expense of approximately $350,000 coupled with additional general and administrative costs savings driven by our ongoing efforts to manage our costs as part of Vision 2010.

Property expense decreased by $534,000, or 22%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($1.9 million in 2009 versus $2.5 million in 2008). During 2008, we recorded bad debt reserves on our tenant receivables of $470,000 versus reserves of $50,000 recorded in 2009. Additionally, during 2008, we incurred $135,000 of non-reimbursable repairs on one of our Dallas properties. No repair costs were incurred during the 2009 period.

Depreciation and amortization decreased by $775,000, or 29%, for the three months ended June 30, 2009 as compared to the same period in 2008 ($1.9 million in 2009 versus $2.7 million in 2008). This decrease is mainly attributable to the accelerated depreciation recorded in the 2008 period related to a tenant that terminated their lease in 2008.

Other Income (expense)

Loss from merchant development funds and other affiliates decreased by $67,000 for the three months ended June 30, 2009 as compared to the same period in 2008 (a loss of $179,000 in 2009 versus a loss of $246,000 in 2008). The decrease is mainly due to 2008 losses related to our investments in AmREIT Woodlake, LP, AmREIT Westheimer Gessner, LP, and Shadow Creek Ranch holding company. We sold all of our interest in Shadow Creek Ranch and a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our merchant development funds at each investment’s carrying cost.

Loss from discontinued operations decreased by $1.5 million for the three months ended June 30, 2009. The decrease is primarily attributed to impairment charges during 2008 related to four properties that represent non-core real estate assets. Additionally, the decrease is all due to our independent broker-dealer fund-raising business, which generated a net loss in 2008 and was discontinued as part of Phase I of Vision 2010 which we executed in 2008.

Results of Operations
Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

Revenues
Total revenues decreased by $1.5 million, or 7%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($19.5 million in 2009 versus $21.0 million in 2008). This decrease was primarily attributable to a decrease in rental income from operating leases and real estate fee income, offset by an increase in lease termination income.

Rental income from operating leases decreased by $1.2 million, or 7%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($14.9 million in 2009 versus $16.1 million in 2008) primarily due to accelerated amortization of below market leases recorded in 2008 related to a tenant that terminated their lease during the quarter. Rental income also decreased as a result of a decrease in occupancy.

Real estate fee income decreased approximately $1.5 million, or 52%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($1.4 million in 2009 versus $2.9 million in 2008) primarily due to a decrease in acquisition fees earned on property transactions within our merchant development funds.

Lease termination income increased by $1.1 million, or 100%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($1.1 million in 2009 versus $0 in 2008). This increase is primarily attributable to a national tenant declaring bankruptcy and subsequently rejecting their ground lease with us. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. Lease termination income for the six months ended June 30, 2009 represents the fair value of the building.

Expenses
Total operating expenses decreased by $970,000, or 7%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($12.4 million in 2009 versus $13.4 million in 2008). This decrease was primarily attributable to decreases in property expense, legal and professional, and depreciation and amortization expenses

Property expense decreased by $380,000, or 9%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($4.0 million in 2009 versus $4.4 million in 2008). This decrease was primarily attributable bad debt reserves on our tenant receivables of $470,000 in 2008 versus reserves of $50,000 recorded in 2009.

Legal and professional fees increase by $326,000, or 42%, for the six months ended June 30, 2009 as compared to the same prior year period in 2008 ($1.1 million in 2009 versus $775,000 in 2008). This increase was primarily attributable to a litigation reserve recorded in the first quarter of 2009.

Depreciation and amortization decreased by $872,000, or 19%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($3.8 million in 2009 versus $4.6 million in 2008). This decrease is mainly attributable to the accelerated depreciation related to a tenant that terminated their lease during the 2008 period.

Other Income (expense)

Interest and other income decreased by $150,000, or 31%, for the six months ended June 30, 2009 as compared to the same period in 2008 ($340,000 in 2009 versus $490,000 in 2008). This decrease is primarily attributable to related party interest income reduction as a result of a decrease in related party notes receivable.

Loss from merchant development funds and other affiliates decreased by $121,000 for the six months ended June 30, 2009 as compared to the same period in 2008 (a loss of $268,000 in 2009 versus a loss of $389,000 in 2008). The decrease is mainly due to 2008 losses related to our investments in AmREIT Woodlake, LP, AmREIT Westheimer Gessner, LP, and Shadow Creek Ranch holding company. We sold all of our interest in Shadow Creek Ranch and a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our merchant development funds at each investment’s carrying cost.

Income (loss) from discontinued operations increased by $3.8 million for the six months ended June 30, 2009. The increase is primarily attributed to the recognition of a $1.9 million deferred gain (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas. Additionally, our independent broker-dealer fund-raising business, which we discontinued as part of the restructuring in 2008, generated a net loss in 2008. Additionally, during 2008, we recorded impairment charges of $1.3 million related to four properties that represent non-core real estate assets.

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

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income - before discontinued operations	$1,387	$1,069	$2,103	$2,460
Income (loss) - from discontinued operations	(22)	(1,536)	1,881	(1,899)
Non-controlling interest	(49)	(198)	(102)	(229)

Plus depreciation of real estate assets - from operations	1,869	2,653	3,695	4,598
Plus depreciation of real estate assets - from discontinued operations	—	20	—	39

Adjustments for nonconsolidated affiliates	138	270	265	564
Less Class C and D distributions	(2,507)	(2,504)	(5,014)	(5,002)

Total Funds From Operations available to Class A shareholders	$816	$(226)	$2,828	$531

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that as of June 30, 2009 our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          On May 20, 2009, we held our annual meeting of stockholders. Two matters were submitted to the stockholders for consideration:

1. To elect the Board of Trust Managers, each to serve until their successors are duly elected and qualified; and

2. To approve a redomestication merger to change our state of domicile from Texas to Maryland.

The results of the shares voted with regard to each of these matters are as follows:

1. Elections of Board of Trust Managers:

TRUST MANAGER	FOR	WITHHELD

H. Kerr Taylor	4,497,238	475,726
Robert S. Cartwright, Jr.	4,500,076	472,588
H.L. Rush, Jr.	4,497,776	474,888
Philip Taggart	4,495,785	476,879
Total	17,990,875	1,900,081

2. Approval of a redomestication merger to change our state of domicile from Texas to Maryland:

FOR	AGAINST	ABSTAIN
3,251,402	379,490	37,934

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

AmREIT

/s/ H. Kerr Taylor
Date: August 13, 2009	H. Kerr Taylor, President and Chief Executive Officer

/s/ Chad C. Braun
Date: August 13, 2009	Chad C. Braun, Executive Vice President and Chief Financial Officer

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

Ex 31.1 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 13, 2009 (filed herewith).

Ex 31.2 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated August 13, 2009 (filed herewith).

Ex 32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Ex 32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).