Form 10-Q
period 2009-09-30
AMREIT
filed 2009-11-13
CIK 913957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2009
Class A Common Stock, $0.01 par value	5,318,925 shares
Class C Common Stock, $0.01 par value	4,139,802 shares
Class D Common Stock, $0.01 par value	10,966,255 shares

AmREIT
Form 10-Q
Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

AmREIT AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(in thousands, except share data)

	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS
Real estate investments at cost:
Land	$131,345	$130,438
Buildings	142,351	140,711
Tenant improvements	9,703	9,552
	283,399	280,701
Less accumulated depreciation and amortization	(23,755)	(19,721)
	259,644	260,980

Real estate held for sale, net	—	2,662
Net investment in direct financing leases held for investment	21,126	18,884
Acquired lease intangibles, net	7,732	9,446
Investment in merchant development funds and other affiliates	4,003	4,496
Net real estate investments	292,505	296,468

Cash and cash equivalents	1,312	2,335
Tenant receivables, net	3,693	3,717
Accounts receivable, net	1,821	1,979
Accounts receivable - related party	858	1,441
Notes receivable	4,052	5,533
Notes receivable - related party	3,876	5,307
Deferred costs, net	2,403	2,556
Other assets	8,535	7,691
TOTAL ASSETS	$319,055	$327,027

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$183,046	$184,352
Accounts payable and other liabilities	9,054	7,071
Acquired below market lease intangibles, net	1,824	2,112
Deferred gain on sale of property	—	2,919
Security deposits	675	705
TOTAL LIABILITIES	194,599	197,159

Shareholders’ equity:
Preferred shares, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Class A common shares, $0.01 par value, 50,000,000 shares authorized, 6,634,489 and 6,634,489 shares issued and outstanding, respectively	66	66
Class C common shares, $0.01 par value, 4,400,000 shares authorized, 4,139,802 and 4,139,802 shares issued and outstanding, respectively	41	41
Class D common shares, $0.01 par value, 17,000,000 shares authorized, 10,966,255 and 10,993,010 shares issued and outstanding, respectively	110	110
Capital in excess of par value	184,823	185,350
Accumulated distributions in excess of earnings	(50,745)	(46,383)
Accumulated other comprehensive loss	(415)	(409)
Cost of treasury shares, 1,315,564 and 1,355,405 Class A common shares, respectively	(9,687)	(10,151)
TOTAL SHAREHOLDERS’ EQUITY	124,193	128,624
Non-controlling interest	263	1,244
TOTAL EQUITY	124,456	129,868
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$319,055	$327,027

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the quarter ended September 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income from operating leases	$7,499	$7,550	$22,389	$23,639
Earned income from direct financing leases	566	501	1,677	1,508
Lease termination income	—	100	1,065	100
Real estate fee income	147	101	395	386
Real estate fee income - related party	546	523	1,696	3,165
Construction management fee income - related party	116	115	360	364
Asset management fee income - related party	384	377	1,151	1,130
Total revenues	9,258	9,267	28,733	30,292

Expenses:
General and administrative	1,375	1,587	4,812	5,060
Property expense	1,897	2,203	5,964	6,625
Legal and professional	206	1,048	1,314	1,825
Real estate commissions	1	49	2	91
Depreciation and amortization	1,862	1,855	5,632	6,498
Impairment charge	—	—	—	483
Total expenses	5,341	6,742	17,724	20,582

Operating income	3,917	2,525	11,009	9,710

Other income (expense):
Interest and other income - related party	171	254	511	743
Loss from merchant development funds and other affiliates	(106)	(108)	(374)	(497)
Income tax benefit (expense) for taxable REIT subsidiary	(92)	402	72	512
Interest expense	(2,640)	(2,659)	(7,858)	(8,077)

Income from continuing operations	1,250	414	3,360	2,391

Income (loss) from discontinued operations, net of taxes	12	(713)	(11)	(2,129)
Gain on sales of real estate acquired for resale, net of taxes	—	—	1,897	—
Income (loss) from discontinued operations	12	(713)	1,886	(2,129)

Net income (loss) including noncontrolling interest	1,262	(299)	5,246	262

Net income attributable to noncontrolling interest	(8)	(52)	(110)	(281)
Net income (loss) attributable to AmREIT shareholders	1,254	(351)	5,136	(19)

Distributions paid to Class C and D shareholders	(2,507)	(2,507)	(7,521)	(7,508)

Net loss available to Class A shareholders	$(1,253)	$(2,858)	$(2,385)	$(7,527)

Net income (loss) per Class A common share - basic and diluted
Loss before discontinued operations	$(0.24)	$(0.40)	$(0.81)	$(0.93)
Income (loss) from discontinued operations	$0.00	$(0.13)	$0.36	$(0.37)
Net loss	$(0.24)	$(0.53)	$(0.45)	$(1.30)

Weighted average Class A common shares used to compute net loss per share, basic and diluted	5,319	5,383	5,304	5,787

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2009
(in thousands)
(unaudited)

	Common Shares Amount	Capital in excess of par value	Accumulated distributions in excess of earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Cost of treasury shares	Total
Balance at December 31, 2008	$217	$185,350	$(46,383)	$(409)	$1,244	$(10,151)	$129,868

Net income including noncontrolling interest	—	—	5,246	—	—	—	5,246
Net income attributable to noncontrolling interest		—	(110)	—	110	—	—
Fair value of hedge liability	—	—		(6)	—	—	(6)
Deferred compensation issuance of restricted shares, Class A	—	(464)	—	—	—	464	—
Amortization of deferred compensation	—	374	—	—	—	—	374
Retirement of common shares, Class D	—	(277)	—	—	—	—	(277)
Purchase of ownership in consolidated entity	—	(160)	—	—	(992)	—	(1,152)
Distributions	—	—	(9,498)	—	(99)	—	(9,597)

Balance at September 30, 2009	$217	$184,823	$(50,745)	$(415)	$263	$(9,687)	$124,456

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)" (unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interest	$5,246	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Investment in real estate acquired for resale	—	(2,739)
Proceeds from sale of real estate acquired for resale	1,500	—
Gain on sale of real estate acquired for resale	(2,875)	—
Gain on sale of real estate acquired for investment	—	(924)
Impairment charge	—	1,332
Bad debt expense	343	994
Restructuring charges	—	2,298
Lease termination income	(1,065)	—
Loss from merchant development funds and other affiliates	374	497
Cash receipts (payments) related to deferred related party fees	17	(371)
Depreciation and amortization	5,600	6,260
Amortization of above/below market rent	(40)	(868)
Amortization of loan premium and financing cost	312	249
Amortization of deferred compensation	374	426
Distributions from merchant development funds and other affiliates	2	63
Decrease (increase) decrease in tenant receivables	(247)	1,194
Decrease (increase) in accounts receivable	87	(366)
Decrease in accounts receivable - related party	583	1,835
Cash receipts from direct financing leases more (less) than income recognized	(6)	156
Increase in other assets	(964)	(2,463)
Increase (decrease) in accounts payable and other liabilities	1,926	(119)
Increase (decrease) in security deposits	(30)	36
Net cash provided by operating activities	11,137	7,752

Cash flows from investing activities:
Improvements to real estate	(1,205)	(1,184)
Loans to affiliates	(1,252)	(4,824)
Payments from affiliates	1,531	8,221
Investment in receivable	—	(1,711)
Additions to furniture, fixtures and equipment	(8)	(110)
Proceeds from sale to related party of investment in other affiliates	—	10,215
Investment in merchant development funds and other affiliates	—	(5,490)
Distributions from merchant development funds and other affiliates	106	198
Proceeds from sale of investment property	—	3,531
Decrease in preacquisition costs	4	161
Net cash provided by (used in) investing activities	(824)	9,007

Cash flows from financing activities:
Proceeds from notes payable	8,094	41,077
Payments of notes payable	(9,340)	(41,993)
Payments for financing costs	(216)	(81)
Purchase of treasury shares	—	(6,757)
Issuance of common shares	—	81
Retirement of common shares	(277)	(4,713)
Issuance costs	—	(42)
Common dividends paid	(9,498)	(5,088)
Distributions to noncontrolling interests	(99)	(120)
Net cash used in financing activities	(11,336)	(17,636)

Net decrease in cash and cash equivalents	(1,023)	(877)
Cash and cash equivalents, beginning of period	2,335	1,221
Cash and cash equivalents, end of period	$1,312	$344

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$7,602	$8,056
Income taxes	433	358

Supplemental schedule of noncash investing and financing activitie

During the nine months ended September 30, 2008, we issued class C common and D common shares with a value of $4.6 million in satisfaction of dividends through the dividend reinvestment program.

During the nine months ended September 30, 2009, we reclassified $2.7 million of assets held for sale back to held for use.

During 2009, AmREIT Income and Growth Fund (“AIG”) assigned to AmREIT its 19.6% ownership interest in AAA CTL Notes, valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

See Notes to Consolidated Financial Statements.

AmREIT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

We are a full service real estate company that focuses on acquiring Irreplaceable Corner™ commercial properties in three of the top six major growth markets throughout the United States. For 25 years, we have provided our clients and investors with financial transparency, reliability and creation of value for future real estate investment growth. We have access to a variety of capital markets including public and private financial companies and institutional investors, and our platform (AmREIT and our advised merchant development funds) has grown from approximately $100 million in assets in 2002 to approaching $1 billion. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.

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

During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more conforming business platform that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with Phase I of our plan, we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, we terminated the best efforts equity offering of our affiliate, REITPlus, Inc. (“REITPlus”). Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•

Phase II has consisted and continues to consist of changes which have been and are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our Class A common shares from trading on the NYSE AlterNext Exchange. Our Class A common shares are therefore no longer traded on a national exchange. Qur registration statement on Form S-4 covering the proposed merger of AmREIT into REITPlus was recently declared effective by the Securities and Exchange Commission (the “SEC”). The merger, if approved by the shareholders of AmREIT and REITPlus, will result in a combined, conforming entity with a single class of common stock, which will be renamed AmREIT, Inc.

•

Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move out of the current recession and into recovery.

On May 20, 2009, our Board of Trust Managers approved the agreement of merger between AmREIT and REITPlus. In October 2009, our registration statement on Form S-4 covering the proposed merger between AmREIT and REITPlus was declared effective by the SEC. We have commenced the shareholder solicitation process and expect our shareholders to approve the merger at the Special Meeting of Shareholders on November 24, 2009. The proposed merger is the final step in Phase II of Vision 2010 and would combine all AmREIT capital stock into a single class of common stock, accomplishing our goal of simplifying our capital structure. The merger is subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The costs of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million. As of September 30, 2009, we have incurred $610,000 in merger expenses, which have been deferred and are included in other assets in the accompanying consolidated balance sheet until consummation of the merger.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. The Company consolidates certain joint ventures and partnerships in which it owns less than a 100% equity interest as defined in ASC 810, Consolidation. All significant inter-company accounts and transactions have been eliminated through consolidation.

As discussed above, we have exited the general contracting business and the independent broker-dealer fund-raising business. Accordingly, the operating activity of these businesses, including all prior activity, has been reclassified as discontinued operations in the accompanying statements of operations. See “Discontinued Operations” below for further detail.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

The consolidated financial statements included in this report for the quarters ended September 30, 2009 and 2008 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included, and such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2009 and September 30, 2008, we recognized percentage rents of $105,000 and $129,000, respectively. The terms of certain leases require that the building/improvement portion of the lease be accounted for under the direct financing method which treats the building as if we had sold it to the lessee and entered into a long-term financing arrangement with such lessee. This accounting method is appropriate when the lessee has all of the benefits and risks of property ownership that they otherwise would if they owned the building versus leasing it from us.

We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the nine months ended September 30, 2009, we recognized $1.1 million in lease termination income related to a national tenant that declared bankruptcy and subsequently rejected their operating ground lease with us. Upon rejection of the operating lease, ownership of the building transferred from the tenant to us as the ground lessor. Accordingly, we recorded lease termination income in an amount equal to the fair value of the building during the nine months ended September 30, 2009. We recognized $100,000 of lease termination fee income during the nine months ended September 30, 2008.

We have investments in merchant development funds and other affiliates that are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations.

We account for profit recognition on sales of real estate in accordance with ASC 360, Property, Plant and Equipment. Pursuant to ASC 360, profits from sales will not be recognized under the full accrual method by the Company until certain criteria are met. Gains relating to transactions which do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances.

We provide various real estate services, including development, construction (discontinued operations), construction management, property management, leasing and brokerage. The fees for these services are recognized as services are provided and are generally calculated as a percentage of revenues earned or to be earned or of property cost, as appropriate. Construction management contracts are recognized only to the extent of the fee revenue.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize as incurred costs associated with pending acquisitions of raw land. Such costs are expensed if and when such land acquisition becomes no longer probable. During the nine months ended September 30, 2009 and September 30, 2008, we had $20,000 and $6,000, respectively, of capitalized interest and taxes on properties under development.

Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to ASC 805, Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, respectively, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods and are amortized as an adjustment to rental revenue over the remaining terms of the underlying leases. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Effective January 1, 2009, we expense as incurred costs associated with pending and completed acquisitions of operating properties.

Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements. Leasehold estate properties, properties on which we own the building and improvements but not the related ground, are amortized over the life of the lease.

Properties Held for Sale — Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2009, no properties were classified as real estate held for sale. As of December 31, 2008, we owned two properties with a carrying value of $2.7 million that were classified as real estate held for sale. During 2009, we reclassified $2.7 million of real estate held for sale as of December 31, 2008 back to held for use as of September 30, 2009.

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

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized for the nine months ended September 30, 2009. An impairment charge of $1.3 million was recognized for the nine months ended September 30, 2008 related to four properties that represent non-core real estate assets, three of which have been subsequently disposed of. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant receivables — Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. As of September 30, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $728,000 and $502,000, respectively, related to our tenant receivables. We had recoveries of bad debt related to tenant receivables of $348,000 during the nine months ended September 30, 2009. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense.

Accounts receivable – Included in accounts receivable are amounts due from clients of our construction services business (discontinued operation) and various other receivables. As of September 30, 2009 and December 31, 2008, we had an allowance for uncollectible accounts of $159,000 and $87,000, respectively, related to our receivables that we specifically identified as potentially uncollectible based on our assessment of the customer’s credit-worthiness. Bad debt expense and any related recoveries on receivables are included in general and administrative expense. Also included in accounts receivable as of September 30, 2009 is a $1.5 million receivable from the City of Pearland, Texas. We acquired this receivable in June 2008 in conjunction with the acquisition of Shadow Creek Ranch Shopping Center by our affiliated funds in February 2008. The receivable is to be funded by one-third of the 1.5% sales tax that the City of Pearland collects from the shopping center.

Note receivable – Included in note receivable is a $4.0 million note from the sale of a tract of land adjacent to our Uptown Plaza – Dallas property located outside of downtown Dallas, Texas. During the nine months ended September 30, 2009, we collected $1.5 million on this note from the buyer. The note agreement provides that the remaining $4.0 million is due in December 2009 along with interest accrued thereon since inception of the note. With a 30-day notice period, the buyer has a one-time loan right to extend the maturity date of the loan to June 30, 2010 with the payment of a $50,000 extension fee, which we expect the buyer to exercise.

Notes receivable – related party – Included in related party notes receivable are loans made to our affiliated merchant development funds as part of our treasury management function whereby we place excess cash in short term bridge loans for these affiliates generally related to the acquisition or development of properties. We typically provide such financing to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we simply step in and provide financing on the same terms as the third-party lender. In so doing, we are able to access these funds as needed by having our affiliate then draw down on their construction loans. These loans are unsecured, bear interest at the prime rate and are due upon demand.

DISCONTINUED OPERATIONS

During the third quarter of 2008, we exited the general contracting business and the independent broker-dealer fund-raising business. These businesses have been reflected as discontinued operations in the accompanying statement of operations along with any operating properties that we have sold during the reporting periods or that were held for sale. We continue to receive cashflows from the general contracting business as we complete our contractual obligations. As of September 30, 2009, we have completed all of our general contracting projects and have receivables outstanding on one such project. We expect collection on this receivable during the fourth quarter. We have no properties that were held for sale as of September 30, 2009, and we had two properties held for sale as of December 31, 2008. During the nine months ended September 30, 2009, we reclassified $2.7 million of real estate held for sale back to held for use. During 2008, we reclassified $6.9 million of real estate held for sale and $16.8 million of investment in direct financing leases held for sale back to held for use. The following is a summary of our discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except for per share data):

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Rental revenue	$—	$33	$(10)	$258
Real estate fee income	—	14	—	115
Construction revenues	145	3,245	1,002	6,680
Securities commission income	—	344	—	1,293
Interest and other income	—	1	—	15
Gain on sale of real estate held for resale, net of taxes	—	—	1,897	—
Gain on sale of real estate held for investment	—	924	—	924
Total revenues	145	4,561	2,889	9,285

Other general and administrative	3	715	13	1,999
Property expense	—	32	8	161
Construction costs	137	2,737	963	6,079
Legal and professional	3	31	17	176
Securities commissions	—	237	—	913
Depreciation and amortization	—	—	—	39
Restructuring charges		2,298		2,298
Impairment charge	—	—	—	848
Federal income tax expense (benefit)	(10)	(776)	2	(1,099)
Total expenses	133	5,274	1,003	11,414
Income (loss) from discontinued operations	12	(713)	1,886	(2,129)
Basic and diluted income (loss) from discontinued operations per class A common share	$—	$(0.13)	$0.36	$(0.37)

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

The following are the significant assets and liabilities of our general contracting business:

	September 30, 2009	December 31, 2008

Billed receivables
- Third party	$108	$189
- Related party	$145	$511
Unbilled receivables
- Third party	$—	$1
- Related party	$—	$—
Retention receivables
- Third party	$—	$—
- Related party	$—	$521

Accounts payable/accrued liabilities	$7	$1,180
Advances billings	$—	$—

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

The following are the significant assets and liabilities of our broker-dealer securities business:

	September 30, 2009	December 31, 2008

Cash	$109	$141
Accounts payable/accrued liabilities	$8	$19

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. In December 2008, we entered into an interest rate swap for the purpose of hedging the interest rate risk on a variable-rate loan placed in conjunction with the refinancing of one of our properties. We have designated this interest rate swap as a cash flow hedge for financial reporting purposes.

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

DEFERRED COSTS

Deferred costs include deferred leasing costs and deferred loan costs, net of amortization. Deferred loan costs are incurred in obtaining financing and are amortized using a method that approximates the effective interest method to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to deferred loan costs as of September 30, 2009 and December 31, 2008 totaled $1.2 million and $834,000, respectively. Accumulated amortization related to deferred leasing costs as of September 30, 2009 and December 31, 2008 totaled $834,000 and $644,000, respectively.

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

Restricted Share Issuances - Deferred compensation includes grants of restricted shares to our trustees and employees as a form of long-term compensation. The share grants vest over a period of three to seven years. We determine the fair value of the restricted shares as the number of shares awarded multiplied by the closing price per share of our class A common shares on the grant date. We amortize such fair value ratably over the vesting periods of the respective awards. The following table presents restricted share activity during the nine months ended September 30, 2009.

	Non-vested Shares	Weighted Average grant date fair value
Beginning of period	292,305	$7.67
Granted	64,055	9.06
Vested	(78,168)	6.99
Forfeited	—	—
End of period	278,192	$8.20

During the nine months ended September 30, 2009, the weighted-average grant date fair value of shares issued under our deferred compensation and long term incentive plan was $9.06 per share. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was $546,000 and $464,000, respectively. Total compensation cost recognized related to restricted shares during the nine months ended September 30, 2009 and 2008 was $374,000 and $426,000, respectively. As of September 30, 2009, total unrecognized compensation cost related to restricted shares was $2.2 million, and the weighted average period over which we expect this cost to be recognized is 3.9 years.

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

Tax-Deferred Retirement Plan (401(k)) - We maintain a defined contribution 401(k) retirement plan for our employees. This plan is available for all employees immediately upon employment. The plan allows for contributions to be invested in an array of large, mid and small cap mutual funds. We match 50% of the employee’s contribution, with the maximum employee contribution being 4%. No portion of the employer matching contribution can be comprised of our company stock.

Share Options - We are authorized to grant options of our Class A common shares as either incentive or non-qualified share options, up to an aggregate of 6.0% of the total voting shares outstanding. As of September 30, 2009 and December 31, 2008, none of these options have been granted.

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

Our real estate development and operating business, AmREIT Realty Investment Corporation and subsidiaries (“ARIC”), is a fully integrated and wholly-owned business consisting of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction, asset and property management services to our portfolio and merchant development funds as well as to third parties. ARIC and our wholly-owned corporations that serve as the general partners of our merchant development funds are treated for federal income tax purposes as taxable REIT subsidiaries.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with a tax based on margin (often referred to as the “Texas Margin Tax”) effective beginning with franchise tax reports filed on or after January 1, 2008. The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of $204,000 and $208,000 for the Texas Margin Tax for the nine months ended September 30, 2009 and 2008, respectively.

EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net loss available to Class A common shareholders by the weighted average number of Class A common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding plus the weighted average number of dilutive potential common shares. Diluted earnings per share information is not applicable due to the anti-dilutive nature of the Class C and Class D common shares which represent 17.2 million and 23.0 million potential common shares for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents information necessary to calculate basic and diluted earnings per class A common share for the three and nine months ended September 30, 2009 and 2008, respectively, as indicated:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Net loss to Class A common shareholders*	$(1,253)	$(2,858)	$(2,385)	$(7,527)
Weighted average Class A common shares outstanding*	5,319	5,383	5,304	5,787
Basic and diluted loss per share	$(0.24)	$(0.53)	$(0.45)	$(1.30)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurement and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Derivative Financial Instruments

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$415	$—

Notes Payable and Other Financial Instruments

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, notes receivable, accounts payable and other liabilities and notes payable. The carrying value of our consolidated financial instruments is representative of their respective fair values due to the short-term maturity of these instruments. The carrying value of the Company’s variable rate notes payable and the revolving line of credit approximate their carrying values. The fair value of fixed rate loans are estimated using cash flows discounted at current market rates which are available for debt with similar terms and maturities. Fixed rate loans assumed in connection with real estate acquisitions are recorded in the accompanying consolidated financial statements at fair value at the time of acquisition. Based on our estimates, the fair value of our fixed rate notes payable was approximately $135 million and $140 million at September 30, 2009 and December 31, 2008, respectively.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued an update to ASC805, Business Combinations. The amended guidance contained in ASC 805 will change the accounting for business combinations. Under the amended guidance, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This amended guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. With the adoption of ASC 805, we will no longer be capitalizing acquisition costs associated with the acquisition of operating properties; rather, we will expense those costs as incurred. During the nine months ended September 30, 2009 we did not incur any acquisition costs.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended guidance became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance shall be applied prospectively. Our adoption of the guidance caused our equity to increase as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Under the amended guidance, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, and related hedged items affect an entity’s financial position, financial performance, and cash flows. The amended guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2008, the FASB issued an update to ASC 350, Intangibles. The amended guidance revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset. The amended guidance will be effective for intangibles acquired during fiscal years beginning after December 15, 2008. The adoption had no effect as we have not acquired any intangibles during the current year.

In May 2009, the FASB issued ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through November 13, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the use of the Codification for the quarter ending September 30, 2009.

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

3. INVESTMENTS IN MERCHANT DEVELOPMENT FUNDS

AAA CTL Notes, Ltd.
AAA CTL Notes I Corporation (“AAA Corp”), our wholly-owned subsidiary, invested as a general partner and limited partner in AAA CTL Notes, Ltd. (“AAA”). AAA is a majority-owned subsidiary through which we purchased 15 IHOP Corp. (“IHOP”) leasehold estate properties and two IHOP fee simple properties. We have consolidated AAA in our financial statements. Certain members of our management team have been assigned a 51% aggregate interest in the income and cash flow of AAA’s general partner. Net sales proceeds from the liquidation of AAA will be allocated to the limited partners and to the general partner pursuant to the limited partnership agreement of AAA. During 2009, AmREIT Income and Growth Fund (“AIG”) assigned to AmREIT its 19.6% ownership interest in AAA valued at $1.2 million in exchange for a corresponding reduction in AIG’s note payable to AmREIT.

Merchant Development Funds
As of September 30, 2009, we owned, through wholly-owned subsidiaries, interests in six limited partnerships which are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. In each of the partnerships, the limited partners have the right, with or without cause, to remove and replace the general partner by a vote of the limited partners owning a majority of the outstanding units. These merchant development funds were formed to develop, own, manage and add value to properties with an average holding period of two to four years. Our interests in these merchant development funds range from 2.1% to 15.4%. See Note 9 regarding transactions we have entered into with our merchant development funds.

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

AmREIT Monthly Income & Growth Fund II (“MIG II”) — AmREIT Monthly Income & Growth II Corporation (“MIGC II”), our wholly-owned subsidiary, invested $400,000 as a limited partner and $1,000 as a general partner in MIG II. We currently own an approximate 1.6% limited partner interest in MIG II. Pursuant to the MIG II limited partnership agreement, net sales proceeds from its liquidation will be allocated to the limited partners and MIGC II as, if and when the annual return thresholds have been achieved by the limited partners.

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

REITPlus, Inc (“REITPlus”).- On May 16, 2007, we purchased 100 shares of common stock of REITPlus for total cash consideration of $1,000 and were admitted as the initial shareholder. Additionally, on May 16, 2007, we made an initial limited partner contribution of $1 million to REITPlus OP. REITPlus conducts substantially all of its operations through REITPlus Operating Partnership, LP (“REITPlus OP”) which owns the property acquired on REITPlus’s behalf.

A wholly owned subsidiary of AmREIT serves as the advisor to REITPlus and therefore earns recurring fees such as asset management and property management fees. We also earn transactional fees such as acquisition fees, development fees, financing coordination fees, and real estate sales commissions. In October 2008, the REITPlus offering was terminated, and capital-raising ceased (See Note 1 regarding the proposed merger with REITPlus).

Merchant Development Funds – Financial Information

The following table sets forth certain financial information as of September 30, 2009 for the AIG, MIG, MIG II, MIG III and MIG IV merchant development funds and REITPlus:

				Sharing Ratios(1)
Merchant Development Fund	Capital under Mgmt.	LP Interest	GP Interest	LP	GP	LP Preference
AIG	$3 million	2.0%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				70%	30%	15%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG	$15 million	1.3%	1.0%	99%	1%	8%
				90%	10%	10%
				80%	20%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG II	$25 million	1.6%	1.0%	99%	1%	8%
				85%	15%	12%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG III	$71 million	1.1%	1.0%	99%	1%	10%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

MIG IV	$50 million	1.6%	1.0%	99%	1%	8.5%
				0%	100%	40% Catch Up
				60%	40%	Thereafter

REITPlus (2)	$7.5 million	NA	NA	99%	1%	(3)
				85%	15%

(1) Using AIG as an example of how the sharing ratios and LP preference provisions are applied, the LPs share in 99% of the cash distributions until they receive an 8% preferred return. The LPs share in 90% of the cash distributions until they receive a 10% preferred return and so on.

(2) REITPlus terminated its offering in October 2008. (See Note 1 regarding the proposed merger with REITPlus)

(3) We will be entitled to distributions from REITPlus with respect to our $1 million investment to the same extent as stockholders who purchased shares in the public offering. (See Note 1 regarding the proposed merger with REITPlus)

Other Affiliates

We have investments in entities other than the merchant development funds that are accounted for under the equity method because we exercise significant influence over such entities. We record our pro rata share of income or loss from the underlying entities based on our ownership interest.

AmREIT Woodlake, L.P. - In 2007, we invested $3.4 million in AmREIT Woodlake, LP, for a 30% limited partner interest in the partnership. AmREIT Woodlake, LP was formed in 2007 to acquire, lease and manage Woodlake Square, a grocery-anchored shopping center located in Houston, Texas at the northeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Square to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of September 30, 2009, we held the remaining 10% interest in Woodlake Square.

AmREIT Westheimer Gessner, L.P. - In 2007, we invested $3.8 million in AmREIT Westheimer Gessner, LP, for a 30% limited partner interest in the partnership. AmREIT Westheimer Gessner, LP was formed in 2007 to acquire, lease and manage Woodlake Pointe, a shopping center located in Houston, Texas at the southeast intersection of Westheimer and Gessner. In June 2008, we sold two-thirds (20%) of our interest in Woodlake Pointe to MIG IV. Pursuant to the purchase agreement, the property was sold at its carrying value, resulting in no gain or loss to us. As of September 30, 2009, we held a 10% interest in Woodlake Pointe.

4. ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, Business Combinations, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases), are amortized over the leases’ remaining terms, which range from one month to 20 years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was $1.5 million and $2.2 million during the nine months ended September 30, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was $248,000 and $482,000 during the nine months ended September 30, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining terms, which range from one month to 20 years. Accretion of below-market leases was $288,000 and $1.3 million during the nine months ended September 30, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income. No new intangibles were recorded during 2009.

In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$17,247	$17,347
In-place leases – accumulated amortization	(9,871)	(8,508)
Above-market leases	2,015	2,023
Above-market leases – accumulated amortization	(1,659)	(1,416)
Acquired leases intangibles, net	$7,732	$9,446

Acquired lease intangible liabilities:
Below-market leases	$3,865	$3,865
Below-market leases – accumulated amortization	(2,041)	(1,753)
Acquired below-market lease intangibles, net	$1,824	$2,112

5. NOTES PAYABLE

Our outstanding debt at September 30, 2009 and December 31, 2008 consists of the following (in thousands):

	September 30, 2009	December 31, 2008

Fixed-rate Mortgage Loans (1)	$151,798	$152,935
Variable-rate unsecured line of credit	19,148	27,411
Variable-rate secured loans	12,100	4,006
Total	$183,046	$184,352

(1) Included in Fixed-Rate Mortgage Loans is a $17 million variable-rate debt instrument that has been effectively converted to a fixed-rate instrument pursuant to executing an interest rate swap agreement.

We have an unsecured credit facility in place which is available for the acquisition of properties and for working capital. We are able to borrow up to $23.3 million as of September 30, 2009. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of September 30, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies, depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of September 30, 2009, the interest rate was LIBOR plus 3.00%, and we had $19.1 million outstanding on the credit facility. We have approximately $3.2 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility. The facility matured in October 2009, and the lender has extended the maturity date of the facility to January 8, 2010 at substantially the same terms.

We have received a written commitment from another lender for a $25.0 million secured credit facility (the “New Facility”) to replace the existing facility and to be available for the acquisition of properties and for working capital. The New Facility’s interest rate will be LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the New Facility will be one year with an option to convert it to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing events of default at that time. The New Facility borrowing base will be determined based on the properties that are pledged as security on the New Facility, and it will contain covenants applicable to those pledged properties. We expect to close on the New Facility in December 2009, subject to normal and customary closing conditions.

As of September 30, 2009, the weighted average interest rate on our fixed-rate debt is 5.92%, and the weighted average remaining life of such debt is 5.4 years. During 2009, we added $7.0 million of long-term financing secured by five of our properties located in The Woodlands, Texas. Additionally, we extended the maturity date of our variable rate construction loan, originally maturing in September 2009, for one year. During the year ended December 31, 2008 we added variable-rate debt of $21.0 million, $17.0 million of which we fixed through an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11%. This $17.0 million loan was placed in conjunction with the 2008 refinancing of our MacArthur Park property. We entered into the swap agreement in order to hedge our exposure to interest rate fluctuations.

As of September 30, 2009, scheduled principal repayments on notes payable and the credit facility were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments		Term-Loan Maturities	Total Payments
2009	$19,508	(1)	—	19,508
2010	1,554		5,100	6,654
2011	1,816		19,866	21,682
2012	1,308		12,811	14,119
2013	425		22,824	23,249
Thereafter	1,594		95,900	97,494
Unamortized debt premiums	340		—	340
Total	$26,545		$156,501	$183,046

(1) $19.1 million of the scheduled principal repayments represent our credit facility which matures in December 2009.

6. CONCENTRATIONS

As of September 30, 2009, Uptown Park in Houston, Texas accounted for approximately 21% and MacArthur Park accounted for 16% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, 15 of our properties are located in the Houston metropolitan area. These Houston properties represent 67% of our base rental income for the nine months ended September 30, 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

The following are the base rents generated by our top tenants for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2009	2008	2009	2008
IHOP Corporation	$551	$556	$1,657	$1,673
Kroger	529	529	1,587	1,587
CVS	230	230	691	691
Walgreens	183	75	513	224
TGI Fridays	113	109	336	326
Hard Rock Cafe	112	111	335	332
Champps Americana	106	106	317	317
Golden Corral	105	105	315	308
Paesanos	101	89	279	267
McCormick & Schmicks	86	86	256	256
	$2,116	$1,996	$6,286	$5,981

The above base rents have been recorded in the accompanying consolidated statement of operations as rental income from operating leases or earned income from direct financing leases as appropriate (see discussion of revenue recognition in Note 2).

7. DERIVATIVE INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2008, we entered into an interest rate swap with a notional amount of $17 million and a fixed rate of 5.11% to hedge the interest rate risk on the $17 million variable-rate loan that was placed in conjunction with the 2008 refinancing of the MacArthur Park property. The fair value of the swap was a liability of $415,000 at September 30, 2009 and is recorded in accrued liabilities on the accompanying consolidated balance sheet. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the nine months ended September 30, 2009, we have paid $255,000 related to this swap which is included in interest expense in the accompanying consolidated statement of operations.

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

We have designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded as an adjustment to shareholders equity.

8. SHAREHOLDERS’ EQUITY AND MINORITY INTEREST

Class A Common Shares — On December 1, 2008 the Board of Trust Managers approved the de-listing of the Company through withdrawal of its Class A common shares from listing on the NYSE Euronext Exchange (“NYX”, formerly the American Stock Exchange). On December 19, 2008, trading on the NYX ceased, and all AmREIT share classes became non-traded. As of September 30, 2009, there were 5,318,925 of our class A common shares outstanding, net of 1,315,564 shares held in treasury. Our payment of any future cash dividends to our class A common shareholders is dependent upon applicable legal and contractual restrictions, including the provisions of the class C common shares, as well as our earnings and financial needs.

Class C Common Shares — The class C common shares are not listed on an exchange and there is currently no available trading market for the class C common shares. The class C common shares have voting rights, together with all classes of common shares, as one class of stock. The class C common shares were issued at $10.00 per share. They receive a fixed 7.0% preferred annual dividend, paid in monthly installments, and are convertible into the class A common shares after a 7-year lock out period based on 110% of invested capital, at the holder’s option. After three years and beginning in August 2006, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares on a one-for-one basis or to redeem the shares at a cash redemption price of $11.00 per share at the holder’s option. As of September 30, 2009, there were 4,139,802 of our class C common shares outstanding. We have discontinued the class C dividend reinvestment program which allowed investors to reinvest their dividends into additional class C common shares. Should the shareholders approve the proposed merger between AmREIT and REITPlus (See Note 1), all of the class C shares will be converted to 4,793,455 class A common shares.

Class D Common Shares — The class D common shares are not listed on an exchange and there is currently no available trading market for the class D common shares. The class D common shares have voting rights, together with all classes of common shares, as one class of stock. The class D common shares were issued at $10.00 per share. They receive a fixed 6.5% annual dividend, paid in monthly installments, subject to payment of dividends then payable to class C common shares. The class D common shares are convertible into the class A common shares at a 7.7% premium on original capital after a 7-year lock out period, at the holder’s option. After one year and beginning in July 2005, subject to the issuance date of the respective shares, we have the right to force conversion of the shares into class A shares at the 7.7% conversion premium or to redeem the shares at a cash price of $10.00. In either case, the conversion premium will be pro rated based on the number of years the shares are outstanding. As of September 30, 2009, there were 10,966,255 of our class D common shares outstanding. We have discontinued the class D dividend reinvestment program that allowed investors to reinvest their dividends into additional class D common shares. Should the shareholders approve the proposed merger between AmREIT and REITPlus (See Note 1), all of the class D shares will be converted to 12,178,315 class A common shares.

Noncontrolling Interest — Non-controlling interest represents a third-party interest in entities that we consolidate as a result of our controlling financial interest in such investees.

9. RELATED PARTY TRANSACTIONS

See Note 3 regarding investments in merchant development funds and other affiliates and Note 2 regarding related party notes receivable.

We earn real estate fee income by providing property acquisition, leasing, property management, construction (discontinued) and construction management services to our merchant development funds. We wholly own the companies that serve as the general partner for the funds. Real estate fee income of $1.7 million and $3.3 million ($115,000 in discontinued operations) were paid by the funds to the Company for the nine months ended September 30, 2009 and 2008, respectively. Additionally, construction revenues (included in discontinued operations) of $1.0 million and $4.5 million were earned from the merchant development funds during the nine months ended September 30, 2009 and 2008, respectively. Construction management fee income of $360,000 and $364,000 were earned from the merchant development funds during the nine months ended September 30, 2009 and 2008, respectively. The Company earns asset management fees from the funds for providing accounting related services, investor relations, facilitating the deployment of capital, and other services provided in conjunction with operating the fund. Asset management fees of $1.2 million and $1.1 million were paid by the funds to us during the nine months ended September 30, 2009 and 2008, respectively. Additionally, during the nine months ended September 30, 2009 and 2008, we were reimbursed by the merchant development funds $929,000 and $613,000, respectively for reimbursements of administrative costs and for organization and offering costs incurred on behalf of those funds.

As a sponsor of our merchant development funds, we maintain an indirect 1% general partner interest in the investment funds that we sponsor. The funds are typically structured such that the limited partners receive 99% of the available cash flow until 100% of their original invested capital has been returned and a preferred return has been met. Once the preferred return has been met, then the general partner begins sharing in the available cash flow at various promoted levels. We also may assign a portion of this general partner interest in these investment funds to our employees as long term, contingent compensation. We believe that this assignment will align the interest of management with that of the shareholders, while at the same time allowing for a competitive compensation structure in order to attract and retain key management positions without increasing the overhead burden.

10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

There were no acquisitions or dispositions in the nine months ended September 30, 2009. A sale was consummated in November 2008 at a sales price of $6.0 million, $5.5 million of which we financed for the buyer. We recognized a gain of $229,000 on this transaction in the fourth quarter of 2008 and recorded a deferred gain of $2.9 million. We recognized the remaining $2.9 million gain during the nine months ended September 30, 2009 as we believe the ultimate collectability of the note is reasonably assured, and we collected proceeds on the note from the buyer sufficient to allow for full recognition of the gain.

During the nine months ended September 30, 2008, we acquired a 1.4-acre parcel of land in San Antonio, Texas that is currently operating for a national drugstore tenant with whom we have a long-term lease. Additionally, we sold three properties which were recorded as real estate held for sale. These sales generated aggregate proceeds of $3.5 million which generated a $924,000 gain.

11. COMMITMENTS AND CONTINGENCIES

In May 2009, we signed a new lease agreement for our office facilities which expires August 31, 2010. In addition, we lease various office equipment for daily activities. Rental expense for the nine months ended September 30, 2009 and 2008 was $263,000 and $291,000, respectively.

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

Segment results for the three and nine months ended September 30, 2009 and 2008 are as follows:

			Asset Advisory Group
For the three months ended September 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$7,915	$150	$—	$—	$8,065
Real estate fee income	—	693	—	—	693
Construction management fee income	—	116	—	—	116
Asset management fee income	—	—	—	384	384
Total revenue	7,915	959	—	384	9,258

General and administrative	357	991	—	27	1,375
Property expense	1,868	29	—	—	1,897
Legal and professional	201	5	—		206
Real estate commissions	—	1	—	—	1
Depreciation and amortization	1,838	24	—	—	1,862
Total expenses	4,264	1,050	—	27	5,341

Interest income (expense)	(2,613)	32	—	(59)	(2,640)
Other income/ (expense)	107	34	—	(168)	(27)

Income (loss) from discontinued operations	—	14	(2)	—	12

Net income attributable to noncontrolling interest	(8)	—	—	—	(8)

Net income (loss)	$1,137	$(11)	$(2)	$130	$1,254

			Asset Advisory Group
For the three months ended September 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$7,925	$126	$—	$—	$8,051
Lease termination fee income	$100	$—	$—	$—	$100
Real estate fee income	—	624	—	—	624
Construction management fee income	—	115	—	—	115
Asset management fee income	—	—	—	377	377
Total revenue	8,025	865	—	377	9,267

General and administrative	421	1,138	—	28	1,587
Property expense	2,201	2	—	—	2,203
Legal and professional	323	725	—	—	1,048
Real estate commissions	—	49	—	—	49
Depreciation and amortization	1,855	—	—	—	1,855
Total expenses	4,800	1,914	—	28	6,742

Interest income/(expense)	(2,408)	24	—	(275)	(2,659)
Other income/ (expense)	173	383	—	(8)	548

Income (loss) from discontinued operations	941	104	(1,758)	—	(713)

Net income attributable to noncontrolling interest	(52)	—	—	—	(52)

Net income (loss)	$1,879	$(538)	$(1,758)	$66	$(351)

			Asset Advisory Group
For the nine months ended September 30, 2009 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$23,660	$406	$—	$—	$24,066
Lease termination fee income	1,065	—	—	—	1,065
Real estate fee income	—	2,091	—	—	2,091
Construction management fee income	—	360	—	—	360
Asset management fee income	—	—	—	1,151	1,151
Total revenue	24,725	2,857	—	1,151	28,733

General and administrative	1,106	3,598	—	108	4,812
Property expense	5,901	63	—	—	5,964
Legal and professional	750	545	—	19	1,314
Real estate commissions	1	1	—	—	2
Depreciation and amortization	5,565	67	—	—	5,632
Total expenses	13,323	4,274	—	127	17,724

Interest expense	(7,717)	195	—	(336)	(7,858)
Other income/ (expense)	219	513	—	(523)	209

Income (loss) from discontinued operations	(12)	1,913	(15)	—	1,886

Net income attributable to noncontrolling interest	(110)	—	—	—	(110)

Net income (loss)	$3,782	$1,204	$(15)	$165	$5,136

			Asset Advisory Group
For the nine months ended September 30, 2008 (in thousands)	Portfolio	Real Estate Operations	Securities	Merchant Development Funds	Total
Rental income	$24,772	$375	$—	$—	$25,147
Lease termination fee income	100	—	—	—	$100
Real estate fee income	—	3,551	—	—	3,551
Construction management fee income	—	364	—	—	364
Asset management fee income	—	—	—	1,130	1,130
Total revenue	24,872	4,290	—	1,130	30,292

General and administrative	1,264	3,701	—	95	5,060
Property expense	6,617	8		—	6,625
Legal and professional	1,021	804	—	—	1,825
Real estate commissions	—	91	—	—	91
Depreciation and amortization	6,493	5	—	—	6,498
Inpairment Charge	—	483	—	—	483
Total expenses	15,395	5,092	—	95	20,582

Interest expense	(7,460)	(50)	—	(567)	(8,077)
Other income/ (expense)	482	535	—	(259)	758

Income (loss) from discontinued operations	927	(957)	(2,099)	—	(2,129)

Net income attributable to noncontrolling interest	(147)	(134)	—	—	(281)

Net income (loss)	$3,279	$(1,408)	$(2,099)	$209	$(19)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us,” “our” refers to AmREIT and our consolidated subsidiaries, except where the context otherwise requires.

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

During 2007, we initiated a strategic plan which we refer to as “Vision 2010”. Vision 2010 is designed to create a more conforming business platform that will reduce the earnings volatility of our business model while also simplifying our capital structure, with the ultimate goal of growing our portfolio of Irreplaceable Corners. We expect that Vision 2010 will have three phases as follows:

•

Phase I consisted of business model changes which were designed to reduce the earnings volatility created by some of our transactional operating subsidiaries. In connection with Phase I of our plan, we have simplified our operating platform and reduced our transactional volatility by exiting the general contracting business and the independent broker-dealer fund-raising business. Additionally, we terminated the best efforts equity offering of our affiliate, REITPlus, Inc. (“REITPlus”). Together, these restructuring initiatives resulted in a one-time restructuring charge of approximately $2.5 million during 2008, but reduced our annual overhead and general and administrative expenses by approximately $4.5 million.

•

Phase II has consisted and continues to consist of changes which have been and are designed to simplify our equity capital structure. As the first step in Phase II, in December 2008, we voluntarily de-listed our Class A common shares from trading on the NYSE AlterNext Exchange. Our Class A common shares are therefore no longer traded on a national exchange. Our registration statement on Form S-4 covering the proposed merger of AmREIT into REITPlus was recently declared effective by the Securities and Exchange Commission (the “SEC”). The merger, if approved by the shareholders of AmREIT and REITPlus, will result in a combined, conforming entity with a single class of common stock, which will be renamed AmREIT, Inc.

•

Phase III will consist of growing our portfolio of Irreplaceable Corners and identifying additional sources of liquidity for shareholders once we have accomplished the first two phases of Vision 2010 and the country begins to move out of the current recession and into recovery.

On May 20, 2009, our Board of Trust Managers approved the agreement of merger between AmREIT and REITPlus. In October 2009, our registration statement on Form S-4 covering the proposed merger between AmREIT and REITPlus was declared effective by the SEC. We have commenced the shareholder solicitation process and expect our shareholders to approve the merger at the Special Meeting of Shareholders on November 24, 2009. The proposed merger is the final step in Phase II of Vision 2010 and would combine all AmREIT capital stock into a single class of common stock, accomplishing our goal of simplifying our capital structure. The merger is subject to the approval of shareholders of both AmREIT and REITPlus and other customary closing conditions. We believe these steps, if successful, will better position us to raise Wall Street and/or institutional capital either through joint ventures at the entity level or through an initial public offering and re-listing of our shares. The costs of the merger will be subject to various factors, and we expect the ultimate costs to be as much as $1.3 million. As of September 30, 2009, we have incurred $610,000 in merger expenses, which have been deferred and are included in other assets in the accompanying consolidated balance sheet until consummation of the merger.

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

As of September 30, 2009, we owned a real estate portfolio consisting of 45 properties located in 15 states. Leased to national, regional and local tenants, our properties are primarily located throughout Texas. We are currently focused in three of the top six population and job growth markets in the United States: Houston, Dallas and San Antonio. Our long term goal is to have a presence in six of the top ten population and job growth major markets in the United States. As owners of real estate, we implement high standards of excellence in maintaining the value, aesthetics, tenant mix and safety of each of our properties. As of September 30, 2009, our operating properties are leased at 91.6% based on leasable square footage compared to 91.5% as of June 30, 2009 and 98.4% as of December 31, 2008.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas should produce stable earnings and growth opportunities in future years. Our acquisitions program is sensitive to changes in interest rates. As of September 30, 2009, 83% of our outstanding debt had a long-term fixed interest rate with an average term of 5.4 years. Our philosophy continues to seek to match long-term leases with long-term debt structures while keeping our debt to total assets (at fair value) ratio less than 55%.

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

The advisory business invests in and actively manages five merchant development partnership funds, which were formed to develop, own, manage, and add value to properties with an average holding period of two to four years, and in REITPlus. We invest in the limited partnerships we manage as both the general partner and as a limited partner, and, in REITPlus, we have invested as a limited partner in its operating partnership. Our advisory business sells interests in these funds to retail investors. We, as the general partner or advisor, manage the funds and, in return, receive management fees as well as potential profit participation interests. However, we strive to create a structure that aligns the interests of our shareholders with those of the investors in our managed funds. In this spirit, the funds are structured so that the general partner does not receive a significant profit until after the limited partners in the funds have received or are deemed to have received their targeted return, thereby linking our success to that of the investors in our managed funds. Within our asset advisory business we manage an additional $473 million in assets, representing 27 properties, all located in Texas, and equity under management within our advisory business has grown from approximately $15 million to approximately $242 million, including $70 million of institutional equity.

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

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, our cash and cash equivalents totaled $1.3 million and $2.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, are as follows (in thousands):

	2009	2008
Operating activities	$11,137	$7,752
Investing activities	($824)	$9,007
Financing activities	($11,336)	($17,636)

Cash flows from operating activities and financing activities have been the principal sources of capital to fund our ongoing operations and dividends. Our cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of equity securities, as well as the placement of secured debt and other equity alternatives, are expected to provide the necessary capital to maintain and operate our properties as well as to execute our growth strategies.

Cash provided by operating activities as reported in the consolidated statements of cash flows increased by $3.4 million for the nine months ended September 30, 2009 when compared to the prior period. Our net income increased by approximately $5.0 million from the 2008 period to the 2009 period, as discussed below in Results of Operations. This increase was reduced from a cash flow standpoint due to the non-cash nature of the $2.9 million deferred gain that we recognized during the period as well as the $1.1 million non-cash lease termination fee. In addition, we recognized an impairment charge of $1.3 million in 2008 that was a non-cash expense. During the 2009 period, we had a $4.2 million increase in cash flows from our activities related to real estate that we purchase with the intent to resell. During the 2008 period, we purchased one property for $2.7 million versus the 2009 period wherein we received proceeds of $1.5 million from the sale of the Fontana tract in Dallas. We sold this property in December 2008 and provided seller-financing to the buyer which is being repaid to us in installments. We also had a $1.1 million increase in working capital cash flow changes, which was driven primarily by a $1.5 million increase in other assets that was attributable to non-cash deferred taxes, and a $2.0 million increase in accounts payable and other liabilities that was primarily due to compensation and income tax accruals recorded during the period directly attributable to the recognition of the deferred gain from the sale of the Fontana tract. These increases in working capital cash flow changes were partially offset by a $1.4 million reduction in cash flows associated with our tenant receivables and a $1.3 million decrease in cash flows associated with related party receivables.

Cash used in investing activities as reported in the consolidated statements of cash flows decreased by approximately $9.8 million for the nine months ended September 30, 2009 period when compared to the comparable prior year period. This decrease in cash was primarily attributable to a net decrease of $4.7 million in cash flows attributable to our investments in affiliates. In first quarter 2008, we made a $5.0 million investment in Shadow Creek Ranch Shopping Center through a joint venture with an institutional partner. Shadow Creek Ranch Shopping Center is a 616,372 square foot grocery-anchored shopping center located in Pearland, Texas. During 2008, we sold all of that investment at cost to one of our affiliates, REITPlus. Additionally during 2008, we sold our 20% interest in Woodlake Square and Woodlake Pointe to MIG IV for $5.2 million. We made no investment in affiliates during the 2009 period. In addition, cash flows associated with the sale of investment properties decreased since we did not sell any investment properties in 2009, compared to three investment properties that were sold in the third quarter 2008 which generated proceeds of $3.5 million. Cash flows associated with loans to our merchant development funds also decreased by $3.1 million during the 2009 period when compared to 2008. In 2008 we collected a net $3.4 million from the merchant development funds, compared to net collections of $279,000 in 2009. As part of our treasury management function, we have historically placed excess cash in short term bridge loans for our merchant development funds for the purpose of acquiring or developing properties. Such financing has been provided to our affiliates as a way of efficiently deploying our excess cash and earning a higher return than we would in other short term investments or overnight funds. In some cases, the funds have a construction lender in place, and we step in as the lender and provide financing on the same terms as the third-party lender. These loans are unsecured, bear a market rate of interest and are due upon demand. We are receiving payments on these notes receivable as the funds generate liquidity from property dispositions and from financings with third parties. These decreases in cash were offset by an increase related to the purchase during 2008 of $1.7 million in receivables in conjunction with the acquisition of the Shadow Creek Ranch shopping center.

Cash used in financing activities as reported in the consolidated statements of cash flows decreased by approximately $6.3 million for the nine months ended September 30, 2009 when compared to the 2008 period. The decrease in cash used was primarily the result of a $6.8 million reduction in treasury share repurchases during the periods pursuant to our approved share repurchase program. Additionally, cash used for redemptions decreased by $4.4 million in 2009 compared to 2008 since we are no longer allowing redemptions of Class C and D shares. These increases in cash were partially offset by a $4.4 million increase in common dividends paid as a result of the discontinuance of the dividend reinvestment program on class C and D shares in the fourth quarter of 2008.

We have an unsecured credit facility in place which is available for the acquisition of properties and for working capital. We are able to borrow up to $23.3 million as of September 30, 2009. The credit facility contains covenants which, among other restrictions, require us to maintain a minimum net worth, a maximum leverage ratio, maximum tenant concentration ratios, specified interest coverage and fixed charge coverage ratios. As of September 30, 2009, we are in compliance with all covenants. The credit facility’s annual interest rate varies, depending upon our debt to asset ratio, from LIBOR plus a spread of 2.50% to LIBOR plus a spread of 3.00%. As of September 30, 2009, the interest rate was LIBOR plus 3.00%, and we had $19.1 million outstanding on the credit facility. We have approximately $3.2 million available under our credit facility, subject to the covenants above. We have $1.0 million in letters of credit outstanding related to various properties. These letters of credit reduce our availability under our credit facility. The facility matured in October 2009, and the lender has extended the maturity date of the facility to January 8, 2010 at substantially the same terms.

We have received a written commitment from another lender for a $25.0 million secured credit facility (the “New Facility”) to replace the existing facility and to be available for the acquisition of properties and for working capital. The New Facility’s interest rate will be LIBOR plus a spread of 3.50%, with a floor of 5.00%. The term of the New Facility will be one year with an option to convert it to a three-year amortizing loan (20-year amortization) at the end of the first year, provided that there are no existing events of default at that time. The New Facility borrowing base will be determined based on the properties that are pledged as security on the New Facility and it will contain covenants applicable to those pledged properties. We expect to close on the New Facility in December 2009, subject to normal and customary closing conditions.

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

During the nine months ended September 30, 2009, we declared dividends to our shareholders of $9.5 million, compared with $9.7 million in the nine months ended September 30, 2008. All share classes receive monthly dividends. The dividends by class are as follows (in thousands):

		Class A	Class C	Class D
2009	Third Quarter	$663	$724	$1,783
	Second Quarter	$659	$724	$1,783
	First Quarter	$655	$724	$1,783

2008	Fourth Quarter	$655	$723	$1,782
	Third Quarter	$670	$723	$1,783
	Second Quarter	$719	$723	$1,781
	First Quarter	$773	$723	$1,775

Until we acquire properties, we use our funds to pay down outstanding debt under the credit facility. Thereafter, any excess cash is invested in short-term investments or overnight funds. This investment strategy provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

Results of Operations
Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Revenues
Total revenues remained constant at $9.3 million, for the three months ended September 30, 2009 as compared to the same period in 2008.

Rental income from operating leases remained relatively consistent at $7.5 million for the three months ended September 30, 2009 as compared to the same period in 2008 ($7.5 million in 2009 versus $7.6 million in 2008). The decrease is mainly attributable to a decrease in occupancy.

Earned income from direct financing leases increased by $65,000, or 13%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($566,000 in 2009 versus $501,000 in 2008). The increase is due to earned income related to a development project which was completed during the first quarter of 2009.

Lease termination fee income from operating leases decreased by $100,000, or 100%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($0 in 2009 versus $100,000 in 2008). In 2008, we recognized a lease termination fee associated with an early lease termination, whereas we did not recognize any such fees in the three months ended September 30, 2009.

Expenses
Total operating expenses decreased by $1.4 million, or 21%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($5.3 million in 2009 versus $6.7 million in 2008). This decrease was primarily attributable to decreases in general and administrative expenses, property expense and legal and professional expense.

General and administrative expense decreased by $212,000, or 13%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($1.4 million in 2009 versus $1.6 million in 2008). The decrease is primarily attributable to a reduction in board of directors fees coupled with costs savings driven by our ongoing efforts to manage our costs as part of Vision 2010.

Property expense decreased by $306,000, or 14%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($1.9 million in 2009 versus $2.2 million in 2008). The decrease is primarily attributable to a decrease in bad debt reserves recorded on our tenant receivables, offset by an increase in reimbursable property expenses.

Legal and professional fee expense decreased by $842,000, or 80%, for the three months ended September 30, 2009 as compared to the same period in 2008 ($206,000 in 2009 versus $1.0 million in 2008). This decrease is mainly attributable to $715,000 of dead deal costs recorded in the 2008 period coupled with additional costs savings driven by our ongoing efforts to manage our costs as part of Vision 2010.

Other Income (expense)

Interest and other income decreased by $83,000 or 33% for the three months ended September 30, 2009 as compared to the same period in 2008 ($171,000 in 2009 versus $254,000 in 2008). This decrease is primarily attributable to related party interest income reduction as a result of a decrease in related party notes receivable.

Loss from discontinued operations decreased by $725,000 for the three months ended September 30, 2009. The decrease is primarily attributed to our independent broker-dealer fund-raising business, which generated a net loss in 2008 and was discontinued as part of Phase I of Vision 2010 which we executed in 2008. The discontinuance of this business resulted in restructuring charges of $1.5 million, net of taxes. This amount is partially offset by a $924,000 gain related to three properties that we sold in the third quarter 2008.

Results of Operations
Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Revenues
Total revenues decreased by $1.6 million, or 5%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($28.7 million in 2009 versus $30.3 million in 2008). This decrease was primarily attributable to a decrease in rental income from operating leases and real estate fee income, offset by an increase in lease termination income and earned income from direct financing leases.

Rental income from operating leases decreased by $1.3 million, or 5%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($22.4 million in 2009 versus $23.6 million in 2008). The increase is primarily due to accelerated amortization of below market leases recorded in 2008 related to a tenant that terminated their lease during the quarter. Rental income also decreased as a result of a decrease in occupancy.

Real estate fee income decreased approximately $1.5 million, or 41%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($2.1 million in 2009 versus $3.6 million in 2008) primarily due to a decrease in acquisition fees earned on property transactions within our merchant development funds. We acquired three properties on behalf of our merchant development funds in the 2008 periods and have made no acquisitions during the 2009 period.

Lease termination income increased by $1.0 million, or 965%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($1.1 million in 2009 versus $100,000 in 2008). This increase is primarily attributable to a national tenant declaring bankruptcy and subsequently rejecting their ground lease with us. Upon rejection of that lease, ownership of the building transferred from the tenant to us as the land owner. Lease termination income for the nine months ended September 30, 2009 represents the fair value of the building.

Earned income from direct financing leases increased by $169,000, or 11%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($1.7 million in 2009 versus $1.5 million in 2008). The increase is due to earned income related to a development project which was completed during the first quarter of 2009.

Expenses
Total operating expenses decreased by $2.9 million, or 14%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($17.7 million in 2009 versus $20.6 million in 2008). This decrease was primarily attributable to decreases in property expense, legal and professional and depreciation and amortization expenses.

Property expense decreased by $661,000, or 10%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($6.0 million in 2009 versus $6.6 million in 2008). The decrease is primarily attributable to a decrease in bad debt reserves recorded on our tenant receivables.

Legal and professional fees decreased by $511,000, or 28%, for the nine months ended September 30, 2009 as compared to the same prior year period in 2008 ($1.3 million in 2009 versus $1.8 million in 2008). This decrease was primarily attributable to dead deal costs recorded during third quarter of 2008 coupled with additional costs savings driven by our ongoing efforts to manage our costs as part of Vision 2010. The decreases were partially offset by an increase in legal costs recorded in the first quarter of 2009.

Depreciation and amortization decreased by $866,000, or 13%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($5.6 million in 2009 versus $6.5 million in 2008). This decrease is mainly attributable to the accelerated depreciation related to a tenant that terminated their lease during the 2008 period.

Other Income (expense)

Interest and other income decreased by $232,000, or 31%, for the nine months ended September 30, 2009 as compared to the same period in 2008 ($511,000 in 2009 versus $743,000 in 2008). This decrease is primarily attributable to related party interest income reduction as a result of a decrease in related party notes receivable.

Loss from merchant development funds and other affiliates decreased by $123,000 for the nine months ended September 30, 2009 as compared to the same period in 2008 (a loss of $374,000 in 2009 versus a loss of $497,000 in 2008). The decrease is mainly due to 2008 losses related to our investments in AmREIT Woodlake, LP, AmREIT Westheimer Gessner, LP and Shadow Creek Ranch holding company. We sold all of our interest in Shadow Creek Ranch and a portion of our interests in AmREIT Woodlake L.P. and AmREIT Westheimer Gessner, L.P. to our merchant development funds at each investment’s carrying cost.

Income (loss) from discontinued operations increased by $4.0 million for the nine months ended September 30, 2009. The increase is primarily attributed to the recognition of a $1.9 million deferred gain (net of taxes) resulting from the 2008 sale of an undeveloped 0.9 acre piece of property contiguous to Uptown Plaza in Dallas. Additionally, our independent broker-dealer fund-raising business, which we discontinued as part of the restructuring in 2008, generated a net loss in 2008. Additionally, during 2008, we recorded impairment charges of $848,000 related to three properties that represent non-core real estate assets.

Funds From Operations

We consider funds from operations (“FFO”), a non-GAAP measure, to be an appropriate measure of the operating performance of an equity REIT. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property held for investment, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. See Discontinued Operations discussion in Footnote 1 to our accompanying consolidated financial statements for detail of discontinued operations included in FFO. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate our FFO in accordance with this definition. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure to FFO, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operatons	$1,250	$414	$3,360	$2,391
Income (loss) from discontinued operations	12	(713)	1,886	(2,129)
Non-controlling interest	(8)	(52)	(110)	(281)

Plus depreciation of real estate assets - from operations	1,833	1,818	5,528	6,377
Plus depreciation of real estate assets - from discontinued operations	—	—	—	39

Adjustments for nonconsolidated affiliates	132	138	396	702
Less gain on sale of real estate assets acquired for investment	—	(924)	—	(924)
Less Class C and D distributions	(2,507)	(2,507)	(7,521)	(7,508)

Total Funds From Operations available to Class A shareholders	$712	$(1,826)	$3,539	$(1,333)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

AmREIT

/s/ H. Kerr Taylor
Date: November 13, 2009	H. Kerr Taylor, President and Chief Executive Officer

/s/ Chad C. Braun
Date: November 13, 2009	Chad C. Braun, Executive Vice President and Chief Financial Officer

Exhibit Index

Ex 3.1 - Declaration of Trust (included as Appendix A to the Company’s 2009 Proxy statement filed on April 7, 2009, and incorporated herein by reference).

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

Ex. 10.1 Amended and Restated Agreement and Plan of Merger (Included as Annex D to the Company’s Definitive Proxy Statement filed on October 19, 2009, and incorporated by reference).

Ex 31.1 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 13, 2009 (filed herewith).

Ex 31.2 - Certification pursuant to Rule 13a-14(a) of Chief Financial Officer dated November 13, 2009 (filed herewith).

Ex 32.1 - Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Ex 32.2 - Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).